Form 10QSB
period 2007-09-30
WES Consulting, Inc.
filed 2007-11-14
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-141022

WES CONSULTING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3581576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

4801 96th Street N. St. Petersburg, Florida 33708
(Address of Principal Executive Offices)

(866) 766-4367
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes           No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes             No     X

The number of shares outstanding of each of the issuer’s classes of common equity as of September 30, 2007, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	1,200,000

Transitional Small Business Disclosure Format (check one): Yes ____         No   X

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion And Analysis Or Plan Of Operation

Item 3.  Controls And Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wes Consulting, Inc.:

We have reviewed the accompanying balance sheet of Wes Consulting, Inc. as of September 30, 2007 and the related statements of operations, and cash flows for the nine months ended September 30, 2007. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

November 6, 2007

Quick Link to Table of Contents

Wes Consulting, Inc.

Balance Sheet

As of September 30, 2007

(UNAUDITED)

ASSETS
Current Assets:
Cash & Cash Equivalents	4,361
Accounts Receivable	15,000
Total Current Assets	19,361
Fixed Assets:
Computer & Office Equipment	4,044
Accumulated Depreciation	(2,418)
Total Fixed Assets	1,626
TOTAL ASSETS	20,987
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities:
Other Current Liabilities
Loan From Stockholder	17,263
Accrued Expenses	350
Due To American Express	1,082
Payroll Taxes Payable	56
Total Current Liabilities	18,751
Total Liabilities	18,751
Stockholders' Equity:
Common Stock, $.01 par value, 175,000,000 shares
authorized, 1,200,000 issued & outstanding - Note F	12,000
Paid in Capital	1,487
Retained Earnings	(11,251)
Total Stockholders' Equity	2,236
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	20,987

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Operations

For the Nine Months Ended September 30, 2007 and 2006

(UNAUDITED)

	September 30, 2007	September 30, 2006

Revenue:
Consulting Income-NTT Quaris	$50,000	$45,000
Consulting Income-Other		2,490
Property Management Fees-From
Related Parties-Notes C & D	15,750	15,450
Total Revenue	65,750	62,940
Operating Expenses:
Auto Expense	1,265	1,339
Bank Service Charges	21	114
Depreciation Expense	576	514
Dues & Subscriptions	119	125
Interest Expense	0	10
Internet & Computer	440	440
Meals & Entertainment	558	0
Office Expense/Supplies	429	816
Postage	420	74
Professional Fees	22,480	11,193
Rent-Notes C & D	2,250	2,250
Salaries	51,000	48,500
Taxes	4,130	4,066
Travel Expenses	586	1,394
Telephone	317	456
Total Operating Expenses	84,591	71,291

Net Income (Loss)	($18,841)	($8,350)

Earnings (loss) per common share:
Net income (loss) per share-Note E	($0.02)	($0.00)

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(UNAUDITED)

	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net Income(Loss)	($18,841)	($8,350)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	576	514
Increase (Decrease) in:
Payroll Taxes Payable		0
Accounts Payable	1,432	(25)
Net cash provided (used) by Operating Activities	(16,833)	(7,861)

FINANCING ACTIVITIES:
Net Issuance of Common Stock		11,897
Reacquisition of Common Stock		(10)
Paid in Capital		600
Stock Subscriptions Receivable		(126)
Shareholder Loans	19,488	(1,801)
Net cash provided (used) by Financing Activities	19,488	10,560

INVESTING ACTIVITIES:
Acquisition of Office Equipment	(246)	(738)
Net cash provided (used) by Investing Activities	(246)	(738)

Net increase in cash & cash equivalents	2,409	1,961

Cash & cash equivalents at beginning of period	1,952	1,613

Cash & cash equivalents at end of period	$4,361	$3,574

 See accompanying notes and accountant's report.

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements (Unaudited)

September 30, 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated February 25, 1999 in the State of Florida.  The Company is in the business of consulting and commercial property management.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost.  Depreciation is computed using straight-line    methods over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue through consulting services and commercial real estate management services.  The Company provides these services and bills for them on a monthly or quarterly basis.  The Company recognizes its revenue when its monthly or quarterly services are completed.

Income Taxes

No Provision for income taxes has been made because the company anticipates a loss for 2007.

Fair Values Of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, requires the Corporation to disclose estimated fair value for its financial instruments. Fair Value estimates, methods, and assumptions are set forth as follows for the Corporation’s financial instruments. The carrying amounts of cash, receivables, other current assets, payables, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments.

Recently Adopted or Issued Accounting Pronouncements

There are no recently issued accounting standards that will have an impact on the financial statements that have not been adopted.

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements (Unaudited)

September 30, 2007

(continued)

NOTE C – RELATED PARTY TRANSACTIONS

The Company currently derives all of its property management fee revenue from commercial properties owned by the mother of a key shareholder. The company also leases its principal location from this same individual (see also Note D).

NOTE D – RENT

The Company leases its principal business location at 4801 96th St. N, St. Petersburg, Florida on a month-to-month basis from the mother of a major stockholder. The monthly rent of $250.00 is considered by management to be at fair market value for the space being provided.

NOTE E – EARNINGS(LOSS) PER COMMON SHARE

For the nine months ended September 30, 2007 earnings(Loss) per common share of ($.02) were calculated based on a net loss numerator of ($18,841) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at September 30, 2007.  For the nine months ended September 30, 2006 earnings(Loss) per common share of ($.00) were calculated based on a net loss numerator of ($8,350) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at September 30, 2006.

NOTE F – NOTICE OF EFFECTIVENESS

The Company, on July 5, 2007, received an effectiveness order from the SEC, for its registration statement filed on March 2, 2007. Additionally, on August 14, 2007, the Company was issued trading symbol WSCU by FINRA.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Jomar" "we," "us," or "our" and the "Company" are references to the business of Wes Consulting, Inc.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

WES Consulting, Inc. was incorporated on February 25, 1999 under the laws of the State of Florida. Since inception, we have engaged in providing consulting services to companies requiring expert guidance and assistance in successfully upgrading and improving their high-volume commercial printing businesses. The primary emphasis has been on global companies involved in printing telephone directories.

Sources of Revenue

Our Company currently has two (2) different revenue streams.  Our primary source of revenue is from our commercial printing consulting services.  Our revenues from these services have remained relatively constant at approximately $60,000.00 per year.  Our secondary revenue source is our property management services.  These services are provided to a Trust, the Trustee of which is related to our Vice President.  These fees are more subject to change at any time in the future due to the nature of the relationship between our company and the related party.  While we have seen an increase of approximately thirteen percent (13%) from 2005 to 2006 we do not expect this increase-per-year to continue.

We are an operating company that is seeking to expand its operations. We have an operating history and have generated revenues from our activities that have produced both net incomes and losses. We have yet to undertake any expansion activity. As our company is considered to be in the early stages of business and there is no reasonable likelihood that increased revenues can be derived from our expansion in the foreseeable future, we consider that our operations will require us to retain management personnel that can lead the company in its expansion.

Quick Link to Table of Contents

Our Board of Directors believes there is substantial doubt that we can expand our operations as well as continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expansion of operations. This is because we have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We must raise cash to implement our planned expansion of acquiring existing commercial printing companies in Latin America and Southeast Asia.

Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our high-volume commercial printing services.

Results of Operations

General

The following table shows our revenues, expenditures and net income for the period ended March 31, 2007 and the years from 2005-2006.

Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
September 30, 2007	$ 65,750	$ 84,591	$ (18,841)
2006	$ 83,190	$ 92,985	$ (9,794)
2005	$ 86,167	$ 73,226	$ 12,940

Economic and Industry Wide Factors Relevant to our Company

We do not foresee any particular economic or industry factors that may have an immediate economic impact on our business.

Opportunity for Growth

Our primary focus is the acquisition and upgrading of commercial printing companies in Latin America and Southeast Asia. The companies we seek are those located in underserved markets. Targeted companies will include those with clients who require high-volume and high-quality specialty printing. Companies who would benefit tremendously by utilizing a printing company that offers shaft-less presses, hybrid printing presses, web-offset machines, variable sleeve offset printing, online media and other high performance presses. While the physical plant will be located in these geographical areas, customers can be solicited in the global marketplace. Today’s technology supports global and off-shore business relationships.

Material Risks, Trends and Uncertainties Affecting our Business

The revenue growth and profitability of our business depend on the overall market demand for high-volume commercial printing.  At the present time we have just one (1) client, NTT Quaris.  After expansion, we anticipate that we will not have to rely on any one or a limited number of customers for our business. We expect to increase our customer base once our business plan is implemented. While our target markets are limited, we may rely on just a few printing company acquisitions due to the underserved nature of those markets.

Because we are planning to expand into the Latin America and Southeast Asia print markets, our revenue will be subject to the fluctuations in the exchange rates.  Fluctuations in the currency markets will affect our revenues and earnings. The difference in currency rates may also affect the cost of our products to manufacture our final product. Failure to generate revenues may cause us to stop our expansion, and purchasers of our shares may not have any liquidity for their investment.

We may not be able to acquire the high-volume commercial print shops and the personnel, supplies and materials we need to begin expansion, which could cause us to delay or suspend activity.  We have made no attempt to locate or negotiate with any high-volume commercial print shops or suppliers of personnel, products, equipment or raw materials. We will attempt to locate high-volume commercial print shops and personnel, products, equipment and raw materials if and when we begin to undertake the expansion activity, which is expected in the first quarter of 2008. Competition and unforeseen limited availability of high-volume commercial print shops available for acquisition could have material adverse affects on our profitability. If we cannot

Quick Link to Table of Contents

acquire the commercial print shops suitable for high-volume printing that we need, or the requisite personnel, products, equipment, and raw materials, we will have to suspend our expansion plans until we can accomplish such acquisitions, which suspension could cause investors to lose all or a part of their investment.

Although we may acquire the requisite high-volume commercial print shops and operate successfully, we are targeting a market that may be susceptible to political unrest which could cause us to suspend or discontinue operations.  Our business plan is to acquire high-volume commercial print shops and personnel, products, equipment and raw materials in Latin America and Southeast Asia.  The governments in these areas are not as stable as the United States and may be susceptible to political uprising or conflict.  Under these circumstances, we might be forced to suspend or discontinue our operations until stability returns to the region.  Such suspension or discontinuance would likely cause investors to lose all or part of their investment.

We rely on non-disclosure agreements and other confidentiality procedures and contractual provisions to protect our business model.  It may be possible for unauthorized third parties to copy our business model or otherwise obtain and use information that we regard as proprietary.  Further, third parties could challenge the scope or enforceability of our proprietary claim to our business model.

Operating Results for Nine months Ended September 30, 2007 Compared To September 30, 2006 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Wes Consulting, Inc.

Statement of Operations

For the Nine Months Ended September 30, 2007 and 2006

UNAUDITED

	September 30, 2007	September 30, 2006	Change	Percent Change

Revenue:
Consulting Income-NTT Quaris	$50,000	$45,000	$5,000	11.11%
Consulting Income-Other		2,490	($2,490)	(100.00)%
Property Management Fees-From
Related Parties-Notes C & D	15,750	15,450	$300	1.94%
Total Revenue	65,750	62,940	$2,810	4.46%
Operating Expenses:
Auto Expense	1,265	1,339	($74)	(5.53)%
Bank Service Charges	21	114	($93)	(81.58)%
Depreciation Expense	576	514	$62	12.06%
Dues & Subscriptions	119	125	($6)	(4.80)%
Interest Expense	0	10	($10)	(100.00)%
Internet & Computer	440	440	$0	0.00%
Meals & Entertainment	558	0	$558	100.00%
Office Expense/Supplies	429	816	($387)	(47.43)%
Postage	420	74	$346	467.57%
Professional Fees	22,480	11,193	$11,287	100.84%
Rent-Notes C & D	2,250	2,250	$0	0.00%
Salaries	51,000	48,500	$2,500	5.15%
Taxes	4,130	4,066	$64	1.57%
Travel Expenses	586	1,394	($808)	(57.98)%

Quick Link to Table of Contents

Telephone	317	456	($139)	(30.48)%
Total Operating Expenses	84,591	71,291	$13,300	18.66%

Net Income (Loss)	(18,841)	(8,350)	($10,491)	125.65%

Earnings (loss) per common share:
Net income (loss) per share-Note E	($0.02)	($0.00)	($0)	1900.00%

Revenues. For the nine months ended September 30, 2007, revenues were $65,750, compared to $62,940 for the nine months ended September 30, 2006. The increase in revenues of $2,810 or four percent (4%) is not material and is largely due to the change in contract terms with NTT Quaris. Current management is still in the process of trying to raise additional capital and more time was spent on the completion of the registration statement and the listing of the company on the Over-the-Counter-Bulletin-Board (“OTCBB”).  The company received is trading symbol of WSCU in August of 2007.

Cost of Revenues. Cost of Revenues increased to $84,591 for the nine months ended September 30, 2007 from $71,291 for the nine months September 30, 2006. The increase in cost of revenues of $13,300, is largely due to the increase in professional fees associated with the filing of the registrations statement with the SEC. As a percentage of revenues, our cost of revenue was 129% for the nine months ended September 30, 2007, an increase from 113% for the nine months ended September 30, 2006.

Gross Profit (Loss). For the nine months ended September 30, 2007 and 2006, we incurred losses of $18,841 and $8,350 respectively, an increase of $10,491. The increase in our losses is due primarily to the costs associated with becoming a fully reporting company with the SEC (i.e., legal and audit fees).

Income before Taxes. Income before taxes for the nine months ended September 30, 2007 was ($18,841).  Income before taxes as a percentage of revenues was (29%) for the nine months ended September 30, 2007.

Provision for Income Taxes.  No provision for income taxes was made in the nine months ended September 30, 2007.

Net Income. As a result of the factors described above, net income increased from ($8,350) for the nine months ended September 30, 2006 to ($18,841) for the same period in 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $4,361.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of September 30, 2007, we have been unsuccessful in our endeavors to obtain investors.

Quick Link to Table of Contents

Cash Flow for Nine months ended September 30, 2007 compared to September 30, 2006 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Wes Consulting, Inc.

Statement of Cash Flows

For the Nine months Ended September 30, 2007 and 2006

UNAUDITED

	September 30, 2007	September 30, 2006	Change	Percent Change
OPERATING ACTIVITIES:
Net Income(Loss)	($18,841)	($8,350)	($10,491)	125.64%
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	576	514	$62	12.06%
Increase (Decrease) in:
Payroll Taxes Payable		0	$0%
Accounts Payable	1,432	(25)	$1,457	(5828.00)%
Net cash provided (used) by Operating Activities	(16,833)	(7,861)	($8,972)	114.13%
FINANCING ACTIVITIES:
Net Issuance of Common Stock		11,897	($11,897)	(100.00)%
Reacquisition of Common Stock		(10)	$10	(100.00)%
Paid in Capital		600	($600)	(100.00)%
Stock Subscriptions Receivable		(126)	$126	(100.00)%
Shareholder Loans	19,488	(1,801)	$21,289	(1182.07)%
Net cash provided (used) by Financing Activities	19,488	10,560	$8,929	84.55%

INVESTING ACTIVITIES:
Acquisition of Office Equipment	(246)	(738)	$492	(66.67)%
Net cash provided (used) by Investing Activities	(246)	(738)	$492	(66.67)%

Net increase in cash & cash equivalents	2,409	1,961	$449	22.88%

Cash & cash equivalents at beginning of period	1,952	1,613	$339	21.04%

Cash & cash equivalents at end of period	$4,361	$3,574	$787	22.02%

Operating Activities.  For the nine months ended September 30, 2007 and 2006, our operating activities provided ($16,833) and ($7,861), respectively. Cash used in the nine month period ended September 30, 2007 and September 30, 2006 was mainly due to the increase in professional fees associated with registering with the SEC.

Investing Activities.  For the nine month periods ended September 30, 2007 and 2006, we had investing activities that used ($246) and ($738) for the acquisition of office equipment.

Quick Link to Table of Contents

Financing Activities.  Net cash provided by financing activities in the nine month periods ended September 30, 2007 and 2006 totaled $19,488 and $10,560, respectively. The increase in the cash provided by financing activities was entirely attributable to cash provided by stockholder loans.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits nor was any interest expense recognized during the period.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Quick Link to Table of Contents

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Sanford H. Barber, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Barber concluded that, as of September 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the nine-month period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

**  remainder of this page intentionally left blank **

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

Set forth below is information regarding the issuance and sales of Wes Consulting, Inc.'s common stock without registration under the Securities Act of 1933during the last three years. No sales involved the use of an underwriter and no underwriter discounts or commissions were paid in connection with the sale of any securities.

During the third quarter of 2006 the following forty-two (42) individuals were issued from authorized stock for additional paid-in capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and Rule 504 of the Rules and Regulations of the Securities Act of 1933. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to personal business acquaintances of the Officers and Directors of the Company.  Each individual is considered educated and informed concerning small investments, such as the $3.00 investment in our Company.

All of the shares listed below have been registered in the registration statement filed by the company and declared effective by the Securities and Exchange Commission.

**  remainder of this page intentionally left blank **

Quick Link to Table of Contents

Name of Stockholder	Shares Received	Consideration	Date Shares Were Acquired
Carol B. Barber	6,000	$3.00 Check	November 2, 2006
Darcy Fox	6,000	$3.00 Check	November 2, 2006
Andrea Johnson	6,000	$3.00 Check	November 2, 2006
Leah Barber-Heinz	6,000	$3.00 Check	November 2, 2006
Eric Heinz	6,000	$3.00 Check	November 2, 2006
Amy Person	6,000	$3.00 Check	November 2, 2006
Thomas Burress	6,000	$3.00 Check	November 2, 2006
Kathryn Burress	6,000	$3.00 Check	November 2, 2006
Phil Tirado	6,000	$3.00 Check	November 2, 2006
Tabitha Tirado	6,000	$3.00 Check	November 2, 2006
Robert Heinz	6,000	$3.00 Check	November 2, 2006
Sandy Reigel	6,000	$3.00 Check	November 2, 2006
Adriano Alcoz	6,000	$3.00 Check	November 2, 2006
Kim Turner	6,000	$3.00 Check	November 2, 2006
Audra Latham	6,000	$3.00 Check	November 2, 2006
Max Wilson	6,000	$3.00 Check	November 2, 2006
John J. Piazza	6,000	$3.00 Check	November 2, 2006
Scott R. Bills	6,000	$3.00 Check	November 2, 2006
Ted Thompson	6,000	$3.00 Check	November 2, 2006
Sherrie J. Long	6,000	$3.00 Check	November 2, 2006
Allison Snell	6,000	$3.00 Check	November 2, 2006
Mildred E. Snell	6,000	$3.00 Check	November 2, 2006
Susan Mauro	6,000	$3.00 Check	November 2, 2006
John Mauro	6,000	$3.00 Check	November 2, 2006
Julie O’Loughlin	6,000	$3.00 Check	November 2, 2006
John O’Loughlin	6,000	$3.00 Check	November 2, 2006
William Snell, III	6,000	$3.00 Check	November 2, 2006
Paula Snell	6,000	$3.00 Check	November 2, 2006
Brenda Nelson Horn	6,000	$3.00 Check	November 2, 2006
Keith Brown	6,000	$3.00 Check	November 2, 2006
Barbara Brown	6,000	$3.00 Check	November 2, 2006
David Lee Wilkerson	6,000	$3.00 Check	November 2, 2006
Mary B. Wilkerson	6,000	$3.00 Check	November 2, 2006
Terry Burns	6,000	$3.00 Check	November 2, 2006
Jack Cash	6,000	$3.00 Check	November 2, 2006
Robert D. Brinley	6,000	$3.00 Check	November 2, 2006
Richard Leach	6,000	$3.00 Check	November 2, 2006
Rebecca Lazo	6,000	$3.00 Check	November 2, 2006
Anthony J. Morrison	6,000	$3.00 Check	November 2, 2006
Tina M. Morrison	6,000	$3.00 Check	November 2, 2006
Theresa Mary Gaud.	6,000	$3.00 Check	November 2, 2006
Vincent LaFrazia	6,000	$3.00 Check	November 2, 2006

Quick Link to Table of Contents

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the six month period ending September 30, 2007 that were not reported in a current report on Form 8-K.

ITEM 5

OTHER INFORMATION

Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 6

EXHIBITS

Exhibit No.		Description
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
5	*	Consent of Counsel: by Diane J. Harrison, Esq.
14	*	Code of Ethics
23	*	Consent of Experts and Counsel: Independent Auditor's Consent by Randall N. Drake, C.P.A.
31		Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed as an exhibit to the Registration Statement on Form SB-2 of Wes Consulting, Inc. that became effective July 5, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.

Dated: November 12, 2007	/s/ Sanford H. Barber
Sanford H. Barber
Chief Executive Officer

Dated: November 12, 2007	/s/ Sanford H. Barber
Sanford H. Barber
Chief Financial Officer

Quick Link to Table of Contents

EXHIBIT INDEX

Exhibit No.		Description
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
5	*	Consent of Counsel: by Diane J. Harrison, Esq.
14	*	Code of Ethics
23	*	Consent of Experts and Counsel: Independent Auditor's Consent by Randall N. Drake, C.P.A.
31		Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed as an exhibit to the Registration Statement on Form SB-2 of Wes Consulting, Inc. that became effective July 5, 2007.