Form 10-K
period 2007-12-31
WES Consulting, Inc.
filed 2008-03-17
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes G    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes G    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes G    No ☒

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes G    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer G	Accelerated filer G
Non-accelerated filer G	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes G    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCBB on June 30, 2007 was N/A.

Quick Link to Table of Contents

The number of shares outstanding of each of the issuer’s classes of common equity as of February 29, 2008 are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	1,200,000

Documents incorporated by reference:  Portions of the registrant’s proxy statement related to its 2007 annual meeting of stockholders to be held on May 9, 2008 are incorporated by reference into Part III of this Form 10-K.

ii

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Properties

Item 3—Legal Proceedings

Item 4—Submission Of Matters To A Vote Of Security Holders

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion And Analysis Or Plan Of Operation

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A(T) —Controls And Procedures

Item 9B—Other Information

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock holder matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

WES Consulting, Inc. was incorporated on February 25, 1999 under the laws of the State of Florida. William E. Snell Jr. was majority owner and president of the organization at that time. With his thirty-five-plus years of experience in manufacturing and printing, he has provided management and consulting services for numerous companies and clients.

Since inception, WES Consulting, Inc. has engaged in providing consulting services to companies requiring expert guidance and assistance in successfully upgrading and improving their high-volume commercial printing businesses. The primary emphasis has been on global companies involved in printing telephone directories.

WES is currently providing these services to NTT Quaris of Tokyo, Japan. Previous agreements with other entities have been executed and finalized, leaving one consulting contract with NTT Quaris of Tokyo.  At the present time NTT Quaris is our only client.  Our agreement with NTT is oral and may be terminated by either party at will.  The services we provide NTT are those primarily related to consulting regarding current editions of their telephone directories.

We demonstrate to clients and potential clients how acquiring and utilizing state of the art commercial printing machinery and innovative software can enable a printing company to improve both output and profit. We demonstrate the cost effectiveness of investing in presses and software that are intended to improve quality and efficiencies thus supporting a major reduction in the use of traditional cost intensive operating practices. The investment in shaft-less presses, hybrid printing presses, web-offset machines, variable sleeve offset printing, online media and other high performance presses can position these companies to offer superior products at reduced costs. These improvements dramatically affect the printing company’s ability to compete in their marketplace.

In addition to our consulting services in the commercial printing industry, we provide property management services for one client.  This client is directly related to one of our key shareholders.  It is not our intention to remain in the property management business.  As we expand our services in the commercial printing industry, we will divest ourselves of the property management services.  Our property management services primarily consist of leasing space in the building(s), securing proper building maintenance, and, when necessary, arranging for repairs.

On January 4, 2006, WES initiated a plan of recapitalization. At that time the business plan was changed to include the intention to acquire existing commercial printing companies. To accomplish this, we brought in additional investors to the company.  On January 4, 2006 Mr. Snell had forty-five (45) of his original shares reacquired by the company and returned to the authorized-but-unissued shares.  Mr. Sanford H. Barber, the brother-in-law of William E. Snell Jr., then purchased forty-five (45) shares at $.10 per share, paid for with a $4.50 check.  During the recapitalization of the company Amended and Restated Articles of Incorporation were filed changing the authorized capital stock and the par value from $.10 to $.01 per share.  As a result of this change in par value, the number of shares held by William Snell increased to fifty (50) and the number of shares held by Mr. Sanford H. Barber increased to four hundred fifty (450).

With more than twenty-five years of accounting experience, Mr. Barber owned and operated his own public accounting firm for fifteen years, providing accounting, tax, and consulting services to various types of businesses. He also was very successful in assisting his clients in the analysis of business acquisitions, mergers and sales. The Board of Directors determined that his skills in these areas would provide the perfect complementary services to the company. Mr. Barber was brought in as an unpaid consultant and shareholder on January 4, 2006.

As discussed above, during the January recapitalization, Mr. Barber became majority shareholder by acquiring 90% (45 shares) of the authorized stock. William E. Snell Jr. retained 10% (5 shares) of the authorized stock. Sanford H. Barber was subsequently elected President, William E. Snell Jr. was elected Vice President, Allison Snell was elected Treasurer, and Carol B. Barber was elected Secretary.

Mr. Barber and Mr. Snell developed the new business plan for WES Consulting, Inc. capitalizing on their respective expertise, experience and success in their fields. The new business plan is geared to acquiring existing commercial printing companies strategically located in Latin America and Southeast Asia with the intention of becoming the leading provider of high-volume commercial printing in those markets. To support that intention, the plan includes upgrading the equipment and capabilities of the acquired printing facilities. This investment will enable us to capture an underserved market. It will position us to offer

Quick Link to Table of Contents

options that are not currently available in the commercial printing industry in these markets. Based on his experience in Japan and Central America, Mr. Snell believes that there is high potential for success in both Latin America and Southeast Asia.

To finance the acquisition and upgrading of these commercial printing companies, we decided that we would need to become a public company in order to raise additional capital.  We amended the Articles of Incorporation on August 22, 2006, changing the par value of the stock and increasing the total authorized capital stock to 175,000,000 shares.  On September 28, 2006, Sanford H. Barber acquired 31,500 shares and William E. Snell Jr. acquired 14,900 shares.  Shares acquired by Mr. Barber and Mr. Snell were paid for at par value of $0.10 per share.

On October 1, 2006, we initiated the sale of shares of stock to new investors.  Prior to each investor purchasing their shares President Sanford H. Barber or Vice President William E. Snell Jr. advised each new purchaser that WES Consulting, Inc. currently owns no printing companies.  They were advised of the new business plan, which includes expansion through the acquisition of existing commercial printing companies in Latin America and Southeast Asia. Each new investor knew the facts as explained to them and then chose to invest on the basis that prior success had been demonstrated by our President and Vice President.  There were forty-two (42) new investors who purchased 12,600 shares at $0.01 per share.

We currently have no employees other than William E. Snell, Jr., Vice President. There is currently one consulting project with NTT Quaris of Tokyo, Japan.  This project is performed on a yearly basis with no written agreement.  Work may be terminated by either party with notice to the other.  Mr. Snell provides the necessary labor to perform the services required under this contract. Our business plan does not include additional employees at this time. Mr. Snell’s vast experience, knowledge, and industry recognition as an innovative expert will be relied on until experienced candidates are recruited.  Our President, Sanford H. Barber, brings more than twenty five years of public accounting experience and expertise to the company. His success in helping his clients improve operations, reduce costs and maximize business value is a well known fact in the markets he serves.  He will be responsible for all financial projections and services. The business plan will eventually be amended to include additional employees, recruited using industry networking and associations. Additionally, it is anticipated that key employees of companies targeted for acquisition will be retained or recruited.

Our Business

(1) Principal Products or Services and Their Markets

We currently have one consulting project with NTT Quaris of Tokyo, Japan.  Our primary focus, however, is the acquisition and upgrading of commercial printing companies in Latin America and Southeast Asia. The companies we seek are those located in underserved markets. Targeted companies will include those with clients who require high-volume and high-quality specialty printing. Companies who would benefit tremendously by utilizing a printing company that offers shaft-less presses, hybrid printing presses, web-offset machines, variable sleeve offset printing, online media and other high performance presses. While the physical plant will be located in these geographical areas, customers can be solicited in the global marketplace. Today’s technology supports global and off-shore business relationships.

 (2) Distribution Methods of the Services

The primary delivery of our services will be through our office location in St. Petersburg, Florida. President Sanford H. Barber will have the primary responsibility of locating appropriate acquisition targets. It is his vast knowledge and resources in this area that will increase the company’s chances at success. Vice President William E. Snell Jr.’s primary responsibility will be to evaluate the target company’s facilities, equipment and potential using his many years of experience in the global printing environment.  While we currently do not have an Internet presence, in the future, during and after expansion activities, we anticipate using the Internet for advertising to our foreign markets.

(3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that would make us stand above our competition. Instead, we have chosen to refine and enhance the services that fall within our capability.

(4) Our Competition

In order to compete effectively in the high-volume commercial printing industry a company must understand and then respond to the needs of the customers. Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies

Quick Link to Table of Contents

can offer bundled, value-added, or additional services not provided by us. Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. They may also be in a position to pay higher prices than we would for the same acquisition opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives. Our competitors have methods of operation that have been proven over time to be successful.

While our methods of operation in the new business plan have not been proven successful, we are building upon our President and Vice President’s limited successes. In our President’s accounting and consulting practice, we believe he has had the opportunity, however limited, to analyze potential acquisitions and their potential for profit.  We believe we will be able to capitalize on this limited experience for the benefit of the Company.  As a result of Mr. Barber’s experience in business acquisitions and the fact that he has assisted many clients, we plan on taking advantage of this experience.  Over his years of practice Mr. Barber has had to assist clients in the analysis of business acquisitions, merger and sales.  It is his attention to detail in these transactions to maximize a client’s return on investment that we believe will serve our needs well.  In our Vice President’s many years working in the printing industry, both as an operational manager and as a consultant to large commercial printing companies, we believe he has obtained the requisite knowledge to evaluate the equipment and facilities of targeted acquisitions and assess their growth potential.  He has successfully guided companies in the determination of hardware deficiencies, operational opportunities, and cost challenges. He as provided consulting services from machinery purchase through installation and helped implement cost savings in both operational costs and human resources. His excellent reputation in the industry has allowed him to forge solid business relationships with leading companies that supply printing equipment and software. He has built a vast network of printing industry contacts and a reputation as a leader in innovation and success.

 (5) Sources and Availability of Raw Materials

The proximity, availability and cost of paper in Latin America and Southeast Asia were a deciding factor in our decision to focus our acquisition plans in these geographic areas.

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.

(6) Dependence on Limited Customers

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

 (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

(a)

these agreements will not be breached;

(b)

we would have adequate remedies for any breach; or

(c)

our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

 (8) Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval. Local government rules may dictate the usage of a specific building we may wish to acquire.

Quick Link to Table of Contents

(9) Effect of Existing or Probable Government Regulations on the Business

As a company specializing in consulting services we are subject to a limited variety of local, state, and federal regulations.

While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our services and activities are subject to local business licensing requirements.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry as they pertain to the Internet, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us.  While we currently do not have an Internet presence, in the future, during and after expansion activities, we may consider using the Internet for advertising to our foreign markets.  Regulation of the Internet that would cause usage fees for revenue generated by a company in a different country could increase our tax liabilities by causing taxation in multiple countries where we will conduct business.  The laws and regulations applicable to the Internet and to our services are evolving and unclear and, thus, there is potential that new laws could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

 (10) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development. We have, however, spent minimal monies on Internet research and development. We have also conducted business travel that provided the opportunity to investigate the feasibility of initiating our new business plan.

 (11) Cost and Effects of Compliance with Environmental Laws

As a consulting company, we are not subject to any federal, state or local environmental laws.

(12) Our Employees

As of December 31, 2007, we had one full time employee, William E. Snell, Jr.  As our Vice-President, Mr. Snell currently provides the labor necessary to support the operation, and is paid on an irregular basis as cash flow permits.  We currently have no key employees, other than Mr. Snell our Vice-President/Director. Mr. Snell is not receiving pay or other stock benefits for his performance. Beginning on April 1, 2007 Mr. Snell declined to take any further salary until the company generated more revenue and profits. There are no key consulting contracts with any individuals or companies at this time.

We do not believe that there is a critical need for a specific type of candidate we would use in our business.

Reports to Security Holders

Florida Revised Statutes requires us to provide annual reports to the Department of State but not to shareholders. We are, however, required to furnish shareholders with annual financial statements.  See Fla. Stat. § 607.1620.

We file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). As a reporting company with the SEC, we file all necessary quarterly (Form 10-Q), annual (Form 10-K) and other reports as required.

You may read and copy any document that we file at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at 1-800-732-0330 for more information on the operation of the Public Reference Room.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.  Accordingly, our SEC filings are available to you free of charge at the SEC's web site at <http://www.sec.gov>.

Quick Link to Table of Contents

ITEM 1A—RISK FACTORS

Below is a discussion of the most significant factors that make investing in our company speculative or risky.

Risks Associated with the Company

(1) We may not be able to achieve our expansion objectives since we do not have adequate capital for expansion and may have to suspend or cease expansion activity.

Our current revenue is derived solely from our consulting business and property management. If we do not raise additional capital through private sales of our stock or debt financing, we believe we will be unable to conduct expansion activity to acquire commercial printers. In the event we are unable to raise additional capital we may have to cease expansion plans and anyone purchasing shares of our stock would be at risk of losing all or a part of their investment.

(2) We have an operating history that includes net income as well as losses. We expect this trend to continue into the future. As a result, we may have to suspend or cease operations should losses exceed our income and our ability to raise additional capital.

Since we incorporated in 1999, we have generated revenues; however, we have not generated any significant profits and we have generated losses. We have limited history upon which you can evaluate the likelihood of our future success or failure. Our ability to achieve profitability and positive cash flow in the future is dependent upon

•

our ability to generate revenues,

•

our ability to reduce costs,

•

our ability to raise capital through private stock sales or debt financing, and

•

our ability to acquire and successfully manage commercial print shops in Latin America and Southeast Asia.

Based upon current plans, we expect to incur operating losses in the near future. This will happen because there are expenses associated with the expansion of our business, including the acquisition of commercial print shops in Latin America and Southeast Asia. We cannot guarantee we will be successful in generating revenues necessary to be profitable in the future and pay a dividend to our shareholders.

(3)  Because we are planning to expand into the Latin America and Southeast Asia print markets, our revenue will be subject to the fluctuations in the exchange rates.

Fluctuations in the currency markets will affect our revenues and earnings. The difference in currency rates may also affect the cost of our products to manufacture our final product. Failure to generate revenues may cause us to stop our expansion, and purchasers of our shares may not have any liquidity for their investment.

 (4) We have generated revenue as a consulting business, but we may never generate substantial revenues or be profitable in the future once we move into the high-volume commercial printing business.

We have generated revenue as a commercial printing consulting company, while we developed our plan to change our method of operations.  Our business plan is geared to acquiring existing commercial printing companies strategically located in Latin America and Southeast Asia with the intention of becoming the leading provider of high-volume commercial printing in those markets.  However, we do not know if we will generate revenue as a commercial printing business.  Accordingly, investors will be at risk of losing some or all of their investment.

(5) We are dependent on key persons with no assurance that they will remain with us: losing such key persons could mean losing revenue.

Our success will depend to a great extent on retaining the continued services of our President/Director, Sanford H. Barber and our Vice-President/Director, William E. Snell, Jr.  Either Mr. Barber or Mr. Snell may not remain with the corporation due to the lack of an employment contract. If we lose our key persons, our business may suffer. We depend substantially on the continued services and performance of Messrs Barber and Snell to generate profits and investors will be at risk to lose some or all of their investment in the event either of them leaves our company.

Quick Link to Table of Contents

(6) Our competitors have greater financial, marketing and distribution resources than we do, and, if we are unable to compete effectively with our competitors, we will not be able to increase revenues or generate profits.

The market for high-volume commercial printing services is intensely competitive. Our consulting experience to date has shown the difficulty of penetrating the global commercial printing market. Large commercial printers do not want to deal with small independent providers of printing services without a proven relationship.  Developing these relationships is difficult without personal contacts to provide the necessary introductions to management. Our ability to increase revenues and generate profits is directly related to our ability to acquire commercial print shops in Latin America and Southeast Asia. We face competition from competing companies in this same market that have financial, marketing, and distribution resources greater than we have. These greater resources could permit our competitors to implement extensive advertising and promotional programs, which we may not be able to match. There is a high risk that we will not be able to compete successfully in the future.

(7) There are relationships within the commercial printing industry that must be maintained, and any interruption in these relationships could have a significant effect on our ability to compete effectively.

Our Vice-President, William E. Snell, Jr., has operated our company since inception. His contacts in the printing industry are critical to our future success; we are targeting the same business segment of the market as we did previously but as a high-volume commercial printer rather than merely as a consultant. We are reliant upon his contacts as a source of future clients. Should he fail to maintain these relationships or if there is any disruption in these critical business relationships, we will have a difficult time generating new contacts and thereby, a difficult time competing effectively. It is his strong personal relationships with customers that must be maintained or the risk of loss of business is great. Presently we have not acquired any commercial printing contracts nor have we begun discussions to acquire a commercial printer.

(8) We may not be able to acquire the high-volume commercial print shops and the personnel, supplies and materials we need to begin expansion, which could cause us to delay or suspend activity.

We have made no attempt to locate or negotiate with any high-volume commercial print shops or suppliers of personnel, products, equipment or raw materials. We will attempt to locate high-volume commercial print shops and personnel, products, equipment and raw materials if and when we begin to undertake the expansion activity, which is expected in the third quarter of 2007 but no later than January 31, 2008. Competition and unforeseen limited availability of high-volume commercial print shops available for acquisition could have material adverse affects on our profitability. If we cannot acquire the commercial print shops suitable for high-volume printing that we need, or the requisite personnel, products, equipment, and raw materials, we will have to suspend our expansion plans until we can accomplish such acquisitions, which suspension could cause investors to lose all or a part of their investment.

(9)  Although we may acquire the requisite high-volume commercial print shops and operate successfully, we are targeting a market that may be susceptible to political unrest which could cause us to suspend or discontinue operations.

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

(10) No matter how much money is spent on expansion, the risk is that we might never develop sufficient new clients to be profitable.

Over the coming years, we might expend considerable capital on expansion of Wes Consulting without developing sufficient new clients. It is very likely that such capital will probably be lost. No matter how much money is spent on the expansion, we might never be able to find a sufficient number of new clients to be profitable and investors will be at risk to lose all or a part of their investment.

(11) Small public companies are inherently risky and we may be exposed to market factors beyond our control. If such events were to occur it may result in a loss of your investment.

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet.  Our present officers and

Quick Link to Table of Contents

directors do not have any experience in managing a fully reporting public company so we may be forced to obtain outside consultants to assist with our meeting these requirements.  These outside consultants may be expensive and may directly influence our ability to be profitable.  This will make an investment in our company a highly speculative and risky investment.

Risks Associated with our Stock

(12) There is no assurance that a public market for our shares will develop due to the limited demand for stocks in the business services we offer.

Purchasers of our shares are at risk of no liquidity for their investment. There has been no established trading market for our securities, and we do not know that a regular trading market for our securities will develop. We offer a very limited range of consulting services to the printing industry. Due to the limited consulting services we offer, we anticipate that demand for our shares will not be very high. If a trading market does develop for our securities, we do not know if it will be sustained. We are quoted on the OTCBB, however, we do not know if a market for our common stock will develop.

(13) Because it may be difficult to effect a change in control of Wes Consulting, Inc. without current management consent, management may be entrenched even though stockholders may believe other management may be better and a potential suitor who may be willing to pay a premium to acquire us may not attempt to do so.

Sanford H. Barber, President and Director, currently holds approximately 54.0% of our outstanding voting stock.  If Mr. Barber chooses to keep all or most of his stock, Mr. Barber could retain his status as controlling security holder. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us and entrenching current management even though stockholders may believe other management may be better. Potential suitors who otherwise might be willing to pay a premium to acquire us may decide not to acquire us because it may be difficult to effect a change in control of us without current management's consent. Mr. Barber has the ability to control the outcome on all matters requiring stockholder approval, including the election and removal of directors; any merger, consolidation or sale of all or substantially all of our assets; and the ability to control our management and affairs.

(14) The possible sales of shares of common stock by our selling security holders may have a significant adverse effect on the market price of our common stock should a market develop.

We registered 324,000 shares of common stock owned by the selling security holders with the U.S. Securities Exchange Commission. The security holders may sell some or all of their shares immediately during the offering period. In the event that the security holders sell some or all of their shares, the price of our common stock could decrease significantly.

Our ability to raise additional capital in the future through the sale of our stock in private transactions may be harmed by these competing re-sales of our common stock by the selling security holders. Potential investors may not be interested in purchasing shares of our common stock if the selling security holders are selling their shares of common stock. The selling of stock by the security holders could be interpreted by potential investors as a lack of confidence in us and our ability to develop a stable market for our stock. The price of our common stock could fall if the selling security holders sell substantial amounts of our common stock. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate because the selling security holders may offer to sell their shares of common stock to potential investors for less than we do.

(15) Our lack of business diversification could result in the devaluation of our stock if our revenues from our primary products decrease.

We expect our business to consist of providing consulting services to companies that print telephone directories and operate high-volume commercial printing companies strategically located in Latin America and Southeast Asia. We do not have any other lines of business or other sources of revenue if we are unable to compete effectively in the marketplace. While our lack of diversification has not hurt our profitability in the past, our change in our method of operations may impact our lack of diversity. This lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues since we do not expect to have any other lines of business or alternative revenue sources.

Quick Link to Table of Contents

(16) Investors may never receive cash distributions which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

 (17) If a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices 7and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

•

Potential investors’ anticipated feeling regarding our results of operations;

•

Increased competition;

•

Our ability or inability to generate future revenues; and

•

Market perception of the future of development of high-volume commercial printing.

In addition, since our shares are quoted on the OTCBB, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations. In addition, stocks traded over  the OTCBB are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

(18) Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell Wes Consulting Inc.’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 2—DESCRIPTION OF PROPERTY

Our principal business location is at 4801 96th St. N, St. Petersburg, Florida, which we rent on a month-to-month basis. The monthly rent of $250.00 is considered by management to be at fair market value for the space being provided.  We own our furniture, computers, ancillary equipment and office supplies.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2007 that were not reported in a current report on Form 8-K.

Quick Link to Table of Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol, WSCU.  Although we are listed on the OTCBB, there can be no assurance that an active trading market for our stock will develop. Price quotations on the exchange will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.  There are 324,000 shares of common stock that could be sold by the selling shareholders.  We have forty-four (44) stockholders of record of our common stock as of December 31, 2007.  The CUSIP number for our common stock is 950804 104.

Quick Link to Table of Contents

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2007 and 2006 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2007	2006	2005
Revenue:
Consulting Income-NTT Quaris	$ 65,000	$ 60,000	$ 60,000
Consulting Income-Other		2,490	7,967
Property Management Fees From Related Parties	22,500	20,700	18,200
Total Revenue	87,500	83,190	86,167
Operating Expenses:
Auto Expense	1,675	1,979	1,516
Bank Service Charges	21	141	131
Computer Expenses	0	0	115
Depreciation Expense	781	686	612
Dues & Subscriptions	304	235	2,210
Insurance	0	0	3,536
Interest Expense	0	10	395
Internet & Computer	605	780	656
Meals & Entertainment	873	0	0
Office Expense/Supplies	1,174	825	552
Penalties	0	0	50
Postage	485	86	103
Professional Fees	25,980	11,268	1,182
Rent-Notes C & D	3,000	3,000	3,000
Salaries	69,500	66,500	49,000
Seminars	0	0	1,295
Taxes	5,545	5,443	3,830
Travel Expenses	587	1,394	4,112
Telephone	415	638	931
Total Operating Expenses	110,945	92,985	73,226
Net Income (Loss)	$ (23,445)	$ (9,794)	$ 4,137
Net earnings (loss) per common share:	$ (0.02)	$ (0.01)	$ 0.65
Weighted-average shares outstanding	1,200,000	1,200,000	20,000

	Years Ended December 31,
	2007	2006	2005
Cash & Cash Equivalents	$ 1,875	$ 1,952	$ 1,613
Working Capital	(3,789)	19,120	16,480
Total Assets	18,296	21,133	18,517
Total Liabilities	20,664	56	133
Retained Earnings (Deficit)	(15,855)	7,590	17,384
Total Stockholders' Equity	(2,368)	21,077	18,384

Quick Link to Table of Contents

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Wes" "we," "us," or "our" and the "Company" are references to the business of Wes Consulting, Inc.

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

Sources of Revenue

Our Company currently has two (2) different revenue streams.  Our primary source of revenue is from our commercial printing consulting services.  Our revenues from these services increased by approximately eight percent (8%) from $60,000.00 to $65,000 per year .  Our secondary revenue source is our property management services.  These services are provided to a Trust, the Trustee of which is related to our Vice President.  These fees are more subject to change at any time in the future due to the nature of the relationship between our company and the related party.  While we have seen an increase of approximately eight percent (8%) from 2006 to 2007 we do not expect this increase-per-year to continue.

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

Quick Link to Table of Contents

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

Results of Operations

General

The following table shows our revenues, expenditures and net income for the years ended, 2007 and 2006.

Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
2007	$ 87,500	$ 110,945	$ (23,445)
2006	$ 83,190	$ 92,985	$ (9,794)

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

We may not be able to acquire the high-volume commercial print shops and the personnel, supplies and materials we need to begin expansion, which could cause us to delay or suspend activity.  We have made no attempt to locate or negotiate with any high-volume commercial print shops or suppliers of personnel, products, equipment or raw materials. We will attempt to locate high-volume commercial print shops and personnel, products, equipment and raw materials if and when we begin to undertake the expansion activity, which is expected in the first quarter of 2008. Competition and unforeseen limited availability of high-volume commercial print shops available for acquisition could have material adverse affects on our profitability. If we cannot acquire the commercial print shops suitable for high-volume printing that we need, or the requisite personnel, products, equipment, and raw materials, we will have to suspend our expansion plans until we can accomplish such acquisitions, which suspension could cause investors to lose all or a part of their investment.

Although we may acquire the requisite high-volume commercial print shops and operate successfully, we are targeting a market that may be susceptible to political unrest which could cause us to suspend or discontinue operations.  Our business

Quick Link to Table of Contents

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

Operating Results for Year Ended December 31, 2007 Compared To December 31, 2006

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Statement of Operations for the Years Ended December 31, 2007 and 2006

	December 31, 2007	December 31, 2006	Change	% Change
Revenue:
Consulting Income-NTT Quaris	$65,000	$60,000	$5,000	8.3%
Consulting Income-Other		2,490	-$2,490	-100.0%
Property Management Fees-From
Related Parties-Notes C & D	22,500	20,700	$1,800	8.7%
Total Revenue	87,500	83,190	$4,310	5.2%
Operating Expenses:
Auto Expense	1,675	1,979	-$304	-15.4%
Bank Service Charges	21	141	-$120	-85.1%
Depreciation Expense	781	686	$95	13.8%
Dues & Subscriptions	304	235	$69	29.4%
Interest Expense	0	10	-$10	-100.0%
Internet & Computer	605	780	-$175	-22.4%
Meals & Entertainment	873	0	$873	#DIV/0!
Office Expense/Supplies	1,174	825	$349	42.3%
Postage	485	86	$399	464.0%
Professional Fees	25,980	11,268	$14,712	130.6%
Rent-Notes C & D	3,000	3,000	$0	0.0%
Salaries	69,500	66,500	$3,000	4.5%
Taxes	5,545	5,443	$102	1.9%
Travel Expenses	587	1,394	-$807	-57.9%
Telephone	415	638	-$223	-35.0%
Total Operating Expenses	110,945	92,985	$17,960	19.3%

Net Income (Loss)	($23,445)	($9,794)	-$13,651	139.4%

Earnings (loss) per common share:
Net income (loss) per share-Note E	($0.02)	($0.01)	$0	100.0%

Revenues. For the year ended December 31, 2007, revenues were $87,500, compared to $83,190 for the year ended December 31, 2006. The increase in revenues of $4,310 or four percent (5%) is not material and is largely due to the change in contract terms with NTT Quaris. Current management is still in the process of trying to raise additional capital and more time was spent on the completion of the registration statement and the listing of the company on the Over-the-Counter-Bulletin-Board (“OTCBB”).  The company received is trading symbol of WSCU in August of 2007.

Quick Link to Table of Contents

Cost of Revenues. Cost of Revenues increased to $110,945 for the year ended December 31, 2007 from $92,985 for the year December 31, 2006. The increase in cost of revenues of $17,960 is largely due to the increase in professional fees associated with the filing of the registrations statement with the SEC. As a percentage of revenues, our cost of revenue was 127% for the year ended December 31, 2007, an increase from 112% for the year ended December 31, 2006.

Gross Profit (Loss). For the year ended December 31, 2007 and 2006, we incurred losses of $23,445 and $9,794 respectively, an increase of $13,651. The increase in our losses is due primarily to the costs associated with becoming a fully reporting company with the SEC (i.e., legal and audit fees).

Income before Taxes. Income before taxes for the year ended December 31, 2007 was ($23,445).  Income before taxes as a percentage of revenues was (27%) for the year ended December 31, 2007.

Provision for Income Taxes.  No provision for income taxes was made in the year ended December 31, 2007.

Net Income. As a result of the factors described above, net income decreased from ($9,794) for the year ended December 31, 2006 to ($23,445) for the same period in 2007.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $1,875.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of December 31, 2007, we have been unsuccessful in our endeavors to obtain investors.

Quick Link to Table of Contents

Cash Flow for Year ended December 31, 2007 compared to December 31, 2006

The following table provides the statements of net cash flows for the periods presented in this filing:

Statement of Cash Flows For the Year Ended December 31, 2007 and 2006

	December 31, 2007	December 31, 2006	Change	% Change
OPERATING ACTIVITIES:
Net Income(Loss)	($23,445)	($9,794)	(13,651.00)	139.4%
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	781	686	95.00	13.8%
Increase (Decrease) in:
Payroll Taxes Payable		0	0.00	#DIV/0!
Accounts Payable	3,994	(77)	4,071.00	-5287.0%
Net cash provided (used) by Operating Activities	(18,670)	(9,185)	(9,485.00)	103.3%
FINANCING ACTIVITIES:
Net Issuance of Common Stock		11,873	(11,873.00)	-100.0%
Reacquisition of Common Stock		(10)	9.50	-100.0%
Paid in Capital		497	(497.00)	-100.0%
Stock Subscriptions Receivable		126	(126.00)	-100.0%
Shareholder Loans	18,839	(2,224)	21,063.00	-947.1%
Net cash provided (used) by Financing Activities	18,839	10,262	8,577.50	83.6%

INVESTING ACTIVITIES:
Acquisition of Office Equipment	(246)	(738)	492.00	-66.7%
Net cash provided (used) by Investing Activities	(246)	(738)	492.00	-66.7%
Net increase in cash & cash equivalents	(77)	339	(415.50)	-122.7%
Cash & cash equivalents at beginning of period	1,952	1,613	339.24	21.0%
Cash & cash equivalents at end of period	$1,875	$1,952	(77.26)	-4.0%

NONCASH INVESTING & FINANCING ACTIVITIES:
Effect of 20:1 Forward Stock
Split on Common Stock		$11,400.00
Effect of 20:1 Forward Stock
Split on Paid in Capital		($11,400.00)

Operating Activities.  For the year ended December 31, 2007 and 2006, our operating activities provided ($18,670) and ($9,185), respectively. The cash used in the years ended December 31, 2007 and December 31, 2006 was mainly for professional fees associated with registering with the SEC.

Investing Activities.  For the years ended December 31, 2007 and 2006, we had investing activities that used $246 and $738 for the acquisition of office equipment.

Financing Activities.  Net cash provided by financing activities in the years ended December 31, 2007 and 2006 totaled $18,839 and $10,262, respectively. The increase in the cash provided by financing activities was entirely attributable to cash provided by stockholder loans.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Quick Link to Table of Contents

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 19, 2006, we engaged Randall N. Drake, C.P.A., ("Drake ") as our independent auditor. He is our first auditor and we have had no disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

ITEM 9A(T)—CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Sanford H. Barber, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Barber concluded that, as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the nine-month period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

On January 15, 2008, the Company entered in to a finders-fee agreement with Ventana Capital Partners, Inc. to find alternative methods for increasing shareholder value. Alternative methods may include acquisitions, roll-ups, strategic alliances, joint ventures or mergers. The Company began considering alternative methods after efforts at seeking capital were unsuccessful. The Officers and Directors believe they are responsible for maintaining and increasing shareholder value, and voted unanimously to retain Ventana Capital Partners, Inc.

Quick Link to Table of Contents

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Directors and Executive Officers

Name	Age	Position
Sanford H. Barber	57	President/CEO/CFO/Chairman of the Board of Directors[1]
William E. Snell, Jr.	66	Vice President/Director[2]
Carol B. Barber	59	Secretary/Director,[3] wife of President
Allison B. Snell	63	Treasurer/Director,[4] wife of Vice President
Thomas E. Burress	61	Director[5]

[1] This is the first Directorship of a reporting company held by Mr. Barber.

[2] This is the first Directorship of a reporting company held by Mr. Snell.

[3] This is the first Directorship of a reporting company held by Ms. Barber.

[4] This is the first Directorship of a reporting company held by Ms. Snell.

[5]This is the first Directorship of a reporting company held by Mr. Burress.

Background of Executive Officers and Directors

- Sanford H. Barber has served as our President/Chairman of the Board of Directors since January 4, 2006. He earned his BS degree in Business Administration and Accounting from University of Florida in 1975. With more than twenty-five years of accounting experience, Mr. Barber owned and operated his own public accounting firm for fifteen years, providing accounting, tax, and consulting services to various types of businesses. He also was very successful in assisting his clients in the analysis of business acquisitions, mergers and sales.

Since 1999, Mr. Barber has been the Managing Member of Barber Consulting, LLC, where he provides accounting, tax, and consulting services.  From 1983 to 1999, Mr. Barber was president of Barber & Company, a public accounting firm, which he founded and which offered accounting, tax, and consulting services.  He managed the staff and handled all human resource matters. Through his marketing skills, the practice increased annual revenues from $0 to $400,000.

Mr. Barber worked at Waltman & Associates, from 1978 to 1983, where he worked his way up the management ladder from a junior staff position to Vice President and Chief Operating Officer.  Under his management, the practice grew from three to ten employees and from $125,000 to $700,000 in annual revenues.  From 1976 to 1978, Mr. Barber worked as a junior accountant in New York, NY, at Person & Co., CPA’s.

- William E. Snell, Jr. has served as our Vice-President and as a Director since January 4, 2006. He graduated from the University of South Florida in 1968 with a BA in Industrial Management and attended the Advanced School of Business, a Harvard University Summer Program, in 1978.  He is an accomplished executive with over 38 years experience across a number of Industries including, packaging, printing, and general manufacturing.  With this background, Mr. Snell provided management and consulting services for numerous companies and clients requiring expert guidance and assistance in successfully upgrading and improving their high-volume commercial printing businesses.

Prior to January 4, 2006 and since February 25, 1999, Mr. Snell was majority owner and president of Wes Consulting.  He provides printing-technology and business-management consulting to clients in the telephone-directory publishing and printing industry.  Contract clients include Verizon Information Services, NTT Quaris and NTT Directory Services of Japan. Project clients include Bell South; Stevens Graphics; Graphic Micro Systems; Koenig & Bauer; Trejos Hermanos Sucesores S.A, San Jose, Costa Rica; Ramallo Bros. Printing, Inc., San Juan, Puerto Rico; and others as directed by contract clients.

In 1990 to 1994 and again in 1996 to 1999, Mr. Snell worked for ITT World-Wide Directories and provided technology transfer and business management consulting to NTT Directory Services and the companies that printed telephone directories

Quick Link to Table of Contents

for NTT in Japan.  As a result of the projects he proposed and guided through implementation, NTT directory manufacturing costs were reduced by $56.0 million per year.  Projects included:

•

Introduction to Japan of wide web printing technology and the first non-Japanese press machine for directory.

•

Increasing speed and production on press from 32 pages at 450 revolutions per minute to 128 pages per revolution at 800 revolutions per minute.

•

Introduced Swiss binding technology to the NTT printing system that increased binding speeds from 85 books per minute to 210 per minute.

•

Introduced and implemented computer to plate technology to the NTT system.

•

Introduced and implemented panorama printing plates to Japan.  Panorama plates increased pages per plate from 16 to 64.

•

Introduced and implemented long run plates to Japan.  This increased run length of plates from less than 200,000 copies to over 1 million.

From 1994 to 1996 Mr. Snell was Vice President at Crown Cork & Seal, Inc.  Here he was responsible for the operations through profit and loss of 47 Can Manufacturing Plants across the United States, Canada, and Mexico.  These plants manufactured food, aerosol, and general line containers.  I also was responsible for Lithography technology worldwide for the company.

From 1987 to 1990, Mr. Snell was President and Chief Operating Officer for North American Directories Corporation.  As such, he was responsible for Sales, Marketing, and Operations for the company.  NADCO printed telephone directories for the northeastern Untied States. During this time, his major accomplishments included building a new state of the art printing plant in Pennsylvania and turning around a chronic customer service problem with Bell Atlantic.

Mr. Snell was President of Stevens Graphics, Inc. Directory and Catalog Division from 1980 to 1987. He was responsible for the operations of a two-plant division that produced telephone directories and other printed products.

- Carol B. Barber has served as our Secretary and as a Director since January 4, 2006. Ms. Barber is a public relations and marketing consultant with Barber Consulting, Inc. She began doing consulting work after retiring from Allstate Insurance Company in 2006 following a thirty three (33) year career with that company. During her Allstate career she held numerous positions including Operations Manager, Training and Development Manager, Compliance Manager, and Corporate Relations Manager. She currently offers internal and external communication expertise to small and medium size companies, specializing in community focused initiatives and implementing and/or upgrading internal publications. She also consults on company Internet and intranet projects.

- Allison B. Snell has served as our Treasurer and as a Director since January 4, 2006. Ms. Snell came out of retirement to accept the Treasurer position at Wes Consulting.  Prior to her retirement, she had her own home based secretarial business from 1985.  From 1964 through 1985, Ms. Snell held various secretarial positions in several industries and companies including Castle Plumbing and Lipton Tea.

- Thomas E. Burress has served as a Director since January 4, 2006. Mr. Burress, a retired school teacher, is currently the owner/operator of Brooker Creek Nursery, a wholesale nursery specializing in tropical plants. He has been in operation for twenty-five years and is well known in the local nursery industry.

Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Quick Link to Table of Contents

ITEM 11.—EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2007 and 2006, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2007 and 2006, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."  Other than the $69,500 paid to our Vice President, there has been no compensation paid to any officer, director or other employee from January 1, 2007 through December 31, 2007.

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Sanford H. Barber,[1] President and CEO, CFO, Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William E. Snell, Jr.[2], Vice-President an Director	2007	69,500	-0-	-0-	-0-	-0-	-0-	-0-	69,500
	2006	66,500	-0-	-0-	-0-	-0-	-0-	-0-	66,500
Carol B. Barber[3], Secretary and Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Allison B. Snell[4], Treasurer and Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomas E. Burress[5], Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[1]There is no employment contract with Mr. Barber at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[2]There is no employment contract with Mr. Snell at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[3]There is no employment contract with Ms. Barber at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[4]There is no employment contract with Ms. Snell at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[5]There is no employment contract with Mr. Burress at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Additional Compensation of Directors

All of our directors are unpaid.  William E. Snell, Jr., Director and Vice President, receives a salary as Vice President.  Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Sanford H. Barber, William E. Snell, Jr., Carol B. Barber, Allison B. Snell, and Thomas E. Burress. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Quick Link to Table of Contents

Outstanding Equity Awards At Fiscal Year-End.

There were no unexercised options; stock that had not vested; or equity incentive plan awards for any of our Directors or Officers in the last two years.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We currently have no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than the following.

•

The Company currently derives all of its property management fee revenue from commercial properties owned by William E. Snell Trust, Bette Snell Trustee.  Bette Snell is the mother of key shareholder, William E. Snell, Vice President and Director. The Company leases its principal business location at 4801 96th St. N, St. Petersburg, Florida on a month-to-month basis from the same related entity. The monthly rent of $250.00 is considered by management to be at fair market value for the space being provided.

•

The company has provided a loan to a shareholder of the Corporation.  Shareholder loans total $2,224.34 and are interest-free and due and payable upon demand by the corporation.  The loans are made to William E. Snell.

Subsequent Events:  Promoters and Certain Control Persons

On January 15, 2008, the Company entered in to a finders-fee agreement with Ventana Capital Partners, Inc. to find alternative methods for increasing shareholder value. Alternative methods may include acquisitions, roll-ups, strategic alliances, joint ventures or mergers. The Company began considering alternative methods after efforts at seeking capital were unsuccessful. The Officers and Directors believe they are responsible for maintaining and increasing shareholder value, and voted unanimously to retain Ventana Capital Partners, Inc.   The agreement between Wes Consulting, Inc. and Ventana Capital Partners, Inc. is attached hereto as Exhibit 2.1.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Randall Drake, C.P.A. for fiscal 2007 and 2006:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2007	$4,450.00	0	0	0	$4,450.00
2006	$2,500.00	0	0	0	$2,500.00

We do not have an audit committee that is comprised of any independent director. As a company with less than $100,000 in revenue we rely on our President Sanford H. Barber for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Barber as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Barber has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Barber has gained this expertise through his formal education and experience as our President for over twenty-five years. He has specific experience coordinating the financials of the company with public accountants with respect to the preparation, auditing or evaluation of the company’s financial statements.

Quick Link to Table of Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of Wes Consulting, Inc. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2007 and December 31, 2006

•

Statements of Operations for the years ended December 31, 2007 and December 31, 2006

•

Statements of Stockholders’ Equity for the years ended December 31, 2007 and December 31, 2006

•

Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation ,

Filed on March 2, 2007 as Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.

3.2	By-Laws Filed on March 2, 2007 as Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
10.1	Letter of Intent between Wes Consulting, Inc. and Ventana Capital Partners Filed herewith
14	Code of Ethics Filed on March 2, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
23	Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A. Filed herewith
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.

Dated: March 10, 2008	/s/Sanford H. Barber.
Sanford H. Barber
Chief Executive Officer

Dated: March 10, 2008	/s/Sanford H. Barber.
Sanford H. Barber
Chief Financial Officer

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of WES Consulting, Inc.

We have audited the accompanying balance sheet of WES Consulting, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WES Consulting, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

February 13, 2008

Quick Link to Table of Contents

WES CONSULTING, INC.

Balance Sheet

As of December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets:
Cash & Cash Equivalents	1,875	1,952
Accounts Receivable	15,000	15,000
Loans to Shareholder	0	2,224
Employee Advances	0	0
Total Current Assets	16,875	19,176
Fixed Assets:
Computer & Office Equipment	4,044	3,798
Accumulated Depreciation	(2,623)	(1,841)

Total Fixed Assets	1,421	1,957
TOTAL ASSETS	18,296	21,133
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities:
Loan From Stockholder	16,614	0
Accrued Expenses	3,500	0
Due To American Express	494	0
Payroll Taxes Payable	56	56
Total Current Liabilities	20,664	56
Total Liabilities	20,664	56
Stockholders' Equity:
Common Stock, $.01 par value, 175,000,000 shares
authorized, 1,200,000 issued & outstanding	12,000	12,000
Paid in Capital	1,487	1,487
Retained Earnings(Deficit)	(15,855)	7,590
Total Stockholders' Equity	(2,368)	21,077
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	18,296	21,133

See accompanying notes and accountant’s report

Quick Link to Table of Contents

WES CONSULTING, INC.

Statement of Operations

For the Years Ended December 31, 2007 and 2006

	December 31, 2007	December 31, 2006

Revenue:
Consulting Income-NTT Quaris	$65,000	$60,000
Consulting Income-Other		2,490
Property Management Fees-From
Related Parties-Notes C & D	22,500	20,700
Total Revenue	87,500	83,190
Operating Expenses:
Auto Expense	1,675	1,979
Bank Service Charges	21	141
Depreciation Expense	781	686
Dues & Subscriptions	304	235
Interest Expense	0	10
Internet & Computer	605	780
Meals & Entertainment	873	0
Office Expense/Supplies	1,174	825
Postage	485	86
Professional Fees	25,980	11,268
Rent-Notes C & D	3,000	3,000
Salaries	69,500	66,500
Taxes	5,545	5,443
Travel Expenses	587	1,394
Telephone	415	638
Total Operating Expenses	110,945	92,985

Net Income (Loss)	($23,445)	($9,794)

Earnings (loss) per common share:
Net income (loss) per share-Note E	($0.02)	($0.01)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

WES CONSULTING, INC.

Statement of Changes in Stockholder’s Equity

For the Years Ended December 31, 2007 and 2006

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2006	20,000	10	990	17,384	18,384
Reacquisition & return of shares to authorized but
unissued status	(19,000)	(10)			(10)

Issuance of New Shares	1,199,000	12,000	(11,400)		600

Net Income (Loss) for the Year ended 12/31/06				(9,794)	(9,794)

Contributed Capital			11,897		11,897

Balances at December 31, 2006	1,200,000	12,000	1,487	7,590	21,077

Net Income (Loss) for the Year ended 12/31/07				(23,445)	(23,445)

Balances at December 31, 2007	1,200,000	12,000	1,487	(15,855)	(2,368)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

WES CONSULTING, INC.

Statement of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:
Net Income(Loss)	($23,445)	($9,794)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	781	686
Increase (Decrease) in:
Payroll Taxes Payable		0
Accounts Payable	3,994	(77)
Net cash provided (used) by Operating Activities	(18,670)	(9,185)
FINANCING ACTIVITIES:
Net Issuance of Common Stock		11,873
Reacquisition of Common Stock		(10)
Paid in Capital		497
Stock Subscriptions Receivable		126
Shareholder Loans	18,839	(2,224)
Net cash provided (used) by Financing Activities	18,839	10,262

INVESTING ACTIVITIES:
Acquisition of Office Equipment	(246)	(738)
Net cash provided (used) by Investing Activities	(246)	(738)
Net Cash	(18,670)	(9,185)
Net increase in cash & cash equivalents	(77)	339
Cash & cash equivalents at beginning of period	1,952	1,613
Cash & cash equivalents at end of period	$1,875	$1,952

NONCASH INVESTING & FINANCING ACTIVITIES:
Effect of 20:1 Forward Stock
Split on Common Stock		$11,400.00
Effect of 20:1 Forward Stock
Split on Paid in Capital		($11,400.00)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

December 31, 2007 and 2006

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

Revenue Recognition

The Company generates revenue through consulting services and commercial real estate management services.  The Company provides these services and bills for them on a monthly or quarterly basis.  The Company recognizes its revenue when its monthly or quarterly services are completed.  The company receives all of its income from two clients.

Income Taxes

No Provision for income taxes has been made because the company has losses for 2007 and 2006.

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

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

December 31, 2007 and 2006

(Continued)

NOTE E – EARNINGS (LOSS) PER COMMON SHARE

For the year ended December 31, 2007 earnings(Loss) per common share of ($.02) were calculated based on a net loss numerator of ($23,419) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at December 31, 2007.  For the year ended December 31, 2006 earnings(Loss) per common share of ($.01) were calculated based on a net loss numerator of ($9,794) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at December 31, 2006.

NOTE F – SUBSEQUENT EVENTS

On January 15, 2008, the Company entered in to a finders fee agreement with Ventana Capital Partners, Inc. to find alternative methods for increasing shareholder value. Alternative methods may include acquisitions, roll-ups, strategic alliances, joint ventures or mergers. The Company began considering alternative methods after efforts at seeking capital were unsuccessful. The Officers and Directors believe they are responsible for maintaining and increasing shareholder value, voted unanimously to retain Ventana Capital Partners, Inc.

Quick Link to Table of Contents

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation ,

Filed on March 2, 2007 as Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.

3.2	By-Laws Filed on March 2, 2007 as Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
10.1	Letter of Intent between Wes Consulting, Inc. and Ventana Capital Partners Filed herewith
14	Code of Ethics Filed on March 2, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
23	Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A. Filed herewith
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith