Form 10QSB
period 2008-03-31
WES Consulting, Inc.
filed 2008-05-14
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

To the Board of Directors and
Stockholders of Wes Consulting, Inc.:

We have reviewed the accompanying balance sheet of Wes Consulting, Inc. as of March 31, 2008 and 2007 and the related statements of operations, and cash flows for the three months then ended. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

May 9, 2008

Quick Link to Table of Contents

Wes Consulting, Inc.

Balance Sheet

As of March 31, 2008 and 2007

(UNAUDITED)

	2008	2007

ASSETS
Current Assets
Cash & Cash Equivalents	11,146	5,634
Accounts Receivable	15,000	15,000
Loans to Shareholder	0	2,359
Total Current Assets	26,146	22,993
Fixed Assets
Computer & Office Equipment	4,044	3,798
Accumulated Depreciation	(2,812)	(2,031)
Total Fixed Assets	1,232	1,767
TOTAL ASSETS	27,378	24,760
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Due To American Express	91	109
Accrued Expenses	9,750	0
Loan From Stockholder	20,536	5,000
Payroll Taxes Payable	0	78
Total Current Liabilities	30,377	5,187
Total Liabilities	30,377	5,187
Stockholders' Equity
Common Stock, $.01 Par Value, 175,000,000 shares
authorized, 1,200,000 issued & outstanding	12,000	12,000
Paid in Capital	1,487	1,487
Retained Earnings	(16,486)	6,086
Total Equity	(2,999)	19,573
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	27,378	24,760

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Operations

For the Three Months Ended March 31, 2008 and 2007

(UNAUDITED)

	2008	2007

Revenue:
Consulting Income-NTT Quaris	$15,000	$15,000
Property Management Fees-Note C	5,250	5,250
Total Income	20,250	20,250
Operating Expenses:
Auto Expense	200	210
Bank Service Charges	0	6
Depreciation Expense	190	190
Dues & Subscriptions	75	0
Internet & Computer	55	165
Meals & Entertainment	149	0
Office Expense/Supplies	439	15
Officer’s Salary	18,000	14,000
Licenses and Permits	159	0
Payroll Tax Expense	0	1,149
Postage and Delivery	5	84
Professional Fees	0	75
Professional Fees – Auditor	750	5,000
Rent-Note D	750	750
Telephone	109	110
Total Operating Expenses	20,881	21,754

Net Income (Loss)	($631)	($1,504)

Earnings (loss) per common share:
Net income (loss) per share-Note E	($0.00)	($0.00)

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES:
Net Income(Loss)	($631)	($1,504)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	190	190
Increase (Decrease) in:
Accrued Expenses	5,790	131
Net cash provided (used) by Operating Activities	5,349	(1,183)
FINANCING ACTIVITIES:
Shareholder Loans	3,922	4,865
Net cash provided (used) by Financing Activities	3,922	4,865

INVESTING ACTIVITIES:
Net cash provided (used) by Investing Activities	0	0
Net increase in cash & cash equivalents	9,271	3,682
Cash & cash equivalents at beginning of period	1,875	1,952

Cash & cash equivalents at end of period	$11,146	$5,634

 See accompanying notes and accountant's report.

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

March 31, 2008 and March 31, 2007

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

Income Taxes

No Provision for income taxes has been made because the company has losses for 2008 and 2007.

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

March 31, 2008 and March 31, 2007

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

NOTE E – EARNINGS(LOSS) PER COMMON SHARE

For the three months ended March 31, 2008 earnings(Loss) per common share of ($.00) were calculated based on a net loss numerator of ($631) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at March 31, 2008.  For the three months ended March 31, 2007 earnings(Loss) per common share of ($.00) were calculated based on a net loss numerator of ($1,504) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at March 31, 2007.

NOTE F – SUBSEQUENT EVENTS

On May 1, 2008, the finder’s fee agreement with Ventura Capital Partners, Inc. to find alternative methods for increasing shareholder value became a non-exclusive agreement. The non-exclusivity enables the Company to seek additional avenues to increase shareholder value.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to Japan's legal system and economic, political and social events in Japan, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

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

Sources of Revenue

Our Company currently has two (2) different revenue streams.  Our primary source of revenue is from our commercial printing consulting services.  Our revenues from these services have remained relatively constant at approximately $60,000.00 per year.  Our secondary revenue source is our property management services.  These services are provided to a Trust, the Trustee of which is related to our Vice President.  These fees are more subject to change at any time in the future due to the nature of the relationship between our company and the related party.  We have not seen an increase from the first quarter 2007 to 2008 and we do not expect any increase-per-year from 2007 to 2008 unless and until we are able to secure funding to begin expansion.

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

Results of Operations

General

The following table shows our revenues, expenditures and net income for the period ended March 31, 2008 and March 31, 2007.

Table 4.0 Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
March 31, 2008	$ 20,250	$ 20,881	$ (631)
March 31, 2007	$ 20,250	$ 21,754	$ (1,504)

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

We may not be able to acquire the high-volume commercial print shops and the personnel, supplies and materials we need to begin expansion, which could cause us to delay or suspend activity.  We have made no attempt to locate or negotiate with any high-volume commercial print shops or suppliers of personnel, products, equipment or raw materials. We will attempt to locate high-volume commercial print shops and personnel, products, equipment and raw materials if and when we begin to undertake the expansion activity, which is now expected in the fourth quarter of 2008. Competition and unforeseen limited availability of high-volume commercial print shops available for acquisition could have material adverse affects on our profitability. If we cannot acquire the

Quick Link to Table of Contents

commercial print shops suitable for high-volume printing that we need, or the requisite personnel, products, equipment, and raw materials, we will have to suspend our expansion plans until we can accomplish such acquisitions, which suspension could cause investors to lose all or a part of their investment.

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

Operating Results for the three months Ended March 31, 2008 Compared To March 31, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Wes Consulting, Inc.

Statement of Operations

For the Nine Months Ended September 30, 2007 and 2006

UNAUDITED

	March 31, 2008	March 31, 2007	Change	Percent Change
Revenue:
CONSULTING INCOME-NTT QUARIS	15,000	15,000	0	0
PROPERTY MANAGEMENT FEES-Note C	5,250	5,250	0	0%
Total Income	20,250	20,250	0	0%
Operating Expenses:
Automobile Expense	200	210	(10)	-5%
Bank Service Charges	0	6	(6)	-100%
Depreciation Expense	190	190	(0)	0%
Dues and Subscriptions	75	0	75	100%
INTERNET AND COMPUTER	55	165	(110)	-67%
Meals and Entertainment	149	0	149	100%
OFFICE SUPPLIES	439	15	424	2826%
Officer's Salary	18,000	14,000	4000	29%
Licenses and Permits	159	0	159	100%
PAYROLL TAX EXPENSE	0	1,149	(1149)	-100%
Postage and Delivery	5	84	(78)	-94%
Professional Fees	0	75	(75)	-100%
Professional Fees-Auditor	750	5,000	(4250)	-85%
Rent-Note D	750	750	0	0%
Telephone	109	110	(1)	-1%
Total Expense	20,881	21,754	(873)	-4%

Quick Link to Table of Contents

Net Income(Loss)	(631)	(1,504)	873	-58%

Earnings (loss) per common share:
Net income (loss) per share-Note E	$0.00	$0.00	0	0%

Revenues. For the three months ended March 31, 2008, revenues were $20,250, compared to $20,250 for the three months ended March 31, 2007. There was no increase or decrease in revenues which is largely due to the fact that there has been no change in contract terms with NTT Quaris or our property management fees. Current management is still in the process of trying to raise additional capital and has retained the services of an outside firm Ventana Capital Partners on a non-exclusive basis to try to raise capital or increase shareholder value by a merger or acquisition.  We have not paid Ventana any cash or stock fees for their services.  Any payment due will only become payable when and if Ventana arranges any capital or other business combination for Wes Consulting.

Cost of Revenues. Cost of Revenues decreased by $873 to $20,881 for the three months ended March 31, 2008 from $21,754 for the three months March 31, 2007. The decrease in cost of revenues of $873, is largely due to the decrease in professional fees associated with our auditor fees. As a percentage of revenues, our cost of revenue was 103% for the three months ended March 31, 2008, an increase from 107% for the three months ended March 31, 2007.

Gross Profit (Loss). For the three months ended March 31, 2008 and 2007, we incurred losses of $631 and $1,504 respectively, a decrease of $873. The decrease in our losses is due primarily to the reduced costs associated with our audit fees.

Income before Taxes. Income before taxes for the three months ended March 31, 2008 was ($631).  Income before taxes as a percentage of revenues was (3%) for the three months ended March 31, 2008.

Provision for Income Taxes.  No provision for income taxes was made in the three months ended March 31, 2008.

Net Income. As a result of the factors described above, net income decreased from ($1,504) for the three months ended March 31, 2007 to ($631) for the same period in 2008.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $11,146.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of March 31, 2008, we have been unsuccessful in our endeavors to obtain investors.  We are exploring other options to raise capital.  In addition to retaining Ventana Capital Partners on a non-exclusive basis, we are attempting to locate a broker to assist the company in raising additional capital or completing a business combination to increase shareholder value.  As of the date of this report we have not entered into any discussions with any company regarding a possible business combination.

Quick Link to Table of Contents

Cash Flow for three months ended March 31, 2008 compared to March 31, 2007 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Wes Consulting, Inc.

Statement of Cash Flows

For the three months Ended March 31, 2008 and 2007

UNAUDITED

	March 31, 2008	March 31, 2007	Change	Percent Change
OPERATING ACTIVITIES:
Net Income(Loss)	($631)	($1,504)	$873	-58%
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	190	190	$0	0%
Increase (Decrease) in:
Accrued Expenses	5,790	131	$5,659	4320%
Net cash provided (used) by Operating Activities	5,349	(1,183)	$6,532	-552%
FINANCING ACTIVITIES:
Shareholder Loans	3,922	4,865	($943)	-19%
Net cash provided (used) by Financing Activities	3,922	4,865	($943)	-19%

INVESTING ACTIVITIES:
Net cash provided (used) by Investing Activities	0	0	$0	0%
Net increase in cash & cash equivalents	9,271	3,682	$5,589	152%
Cash & cash equivalents at beginning of period	1,875	1,952	($77)	-4%
Cash & cash equivalents at end of period	$11,146	$5,634	$5,512	98%

Operating Activities.  For the three months ended March 31, 2008 and 2007, our operating activities provided $5,349 and ($1,183), respectively. Cash used in the three month period ended March 31, 2008 and March 31, 2007 was mainly due to the professional fees associated with our reporting requirements with the SEC.

Investing Activities.  For the three month periods ended March 31, 2008 and 2007 we had no investing activities.

Financing Activities.  Net cash provided by financing activities in the three month periods ended March 31, 2008 and 2007 totaled $3,922 and $4,865, respectively. The decrease in the cash provided by financing activities was entirely attributable to a reduction in cash provided by stockholder loans.

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

ITEM 3.

CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Sanford H. Barber, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Barber concluded that, as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the three-month period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quick Link to Table of Contents

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the three month period ending March 31, 2008 that were not reported in a current report on Form 8-K.

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

WES CONSULTING, INC.

Dated: May 14, 2008	By: /s/ Sanford H. Barber
Sanford H. Barber
Chief Executive Officer

Dated: May 14, 2008	By: /s/ Sanford H. Barber
Sanford H. Barber
Chief Financial Officer

Quick Link to Table of Contents

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.