Form 10-Q
period 2008-06-30
WES Consulting, Inc.
filed 2008-07-29
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .   Yes  ☑  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2008:  1,200,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion And Analysis Or Plan Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls And Procedures

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

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wes Consulting, Inc.:

We have reviewed the accompanying balance sheet of Wes Consulting, Inc. as of June 30, 2008 and the related statements of operations and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

July 21, 2008

Quick Link to Table of Contents

Wes Consulting, Inc.

Balance Sheet

As of

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

	ASSETS
Current Assets
Cash & Cash Equivalents	1,324	1,875
Accounts Receivable	16,500	15,000
Total Current Assets	17,824	16,875
Fixed Assets
Computer & Office Equipment	4,044	4,044
Accumulated Depreciation	(3,001)	(2,623)
Total Fixed Assets	1,043	1,421
TOTAL ASSETS	18,867	18,296
	LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Due To American Express	0	494
Accrued Expenses	750	3,500
Loan From Stockholder	20,861	16,614
Payroll Taxes Payable	0	56
Total Current Liabilities	21,611	20,664
Total Liabilities	21,611	20,664
Stockholders' Equity
Common Stock, $.01 Par Value, 175,000,000 shares
authorized, 1,200,000 issued & outstanding	12,000	12,000
Paid in Capital	1,487	1,487
Accumulated Deficit	(16,231)	(15,855)
Total Equity	(2,744)	(2,368)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	18,867	18,296

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Operations

For the

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Consulting Income-NTT Quaris	15,000	15,000	30,000	30,000
Property Management Fees-Note C	5,250	5,250	10,500	10,500
Total Income	20,250	20,250	40,500	40,500
Operating Expenses:
Automobile Expense	600	414	800	624
Bank Service Charges	30	15	30	21
Depreciation Expense	188	188	378	378
Dues and Subscriptions	243	119	318	119
Internet & Computer	165	110	220	275
Meals and Entertainment	512	0	660	0
Office Supplies	63	137	502	153
Officer's Salary	16,500	18,000	34,500	32,000
Licenses and Permits	0	150	159	150
Payroll Tax Expense	0	1,377	0	2,526
Postage and Delivery	5	204	10	288
Professional Fees	0	16,380	0	16,455
Professional Fees-Auditor	750	250	1,500	5,250
Rent-Note D	750	750	1,500	1,500
Telephone	189	108	298	218
Total Expense	19,995	38,202	40,875	59,956
Net Income(Loss)	255	(17,952)	(375)	(19,457)

Net income (loss) per share-Note E	$0.00	($0.02)	$0.00	($0.02)

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000	1,200,000	1,200,000

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Cash Flows

For the Six Months Ended June 30,

(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES:
Net Income(Loss)	($375)	($19,457)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	378	378
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,500)
Accrued Expenses	(3,300)	211
Net cash provided (used) by Operating Activities	(4,797)	(18,868)
FINANCING ACTIVITIES:
Shareholder Loans	4,246	20,301
Net cash provided (used) by Financing Activities	4,246	20,301

INVESTING ACTIVITIES:
Net cash provided (used) by Investing Activities	0	0
Net increase(decrease) in cash & cash equivalents	(551)	1,433
Cash & cash equivalents at beginning of period	1,875	1,952
Cash & cash equivalents at end of period	$1,324	$3,385

 See accompanying notes and accountant's report.

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

June 30, 2008 and June 30, 2007

(UNAUDITED)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated February 25, 1999 in the State of Florida.  The Company is in the business of consulting and commercial property management.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2008 and June 30, 2007; (b) the financial position at June 30, 2008 and (c) cash flows for the six month periods ended June 30, 2008 and June 30, 2007, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and December 31, 2006 (presented in last audited filing) and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of six months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost.  Depreciation is computed using straight-line    methods over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of equipment exists as of June 30, 2008

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

June 30, 2008 and June 30, 2007

(UNAUDITED)

(continued)

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

Accounts Receivable

Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.  Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Income Taxes

The company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such to be more likely than not.  The Company has incurred net operating loss carry forwards through December 31, 2007.

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

June 30, 2008 and June 30, 2007

(UNAUDITED)

(continued)

NOTE D – RENT

The Company leases its principal business location at 4801 96th St. N, St. Petersburg, Florida on a month-to-month basis from the mother of a major stockholder. The monthly rent of $250.00 is considered by management to be at fair market value for the space being provided.

NOTE E – EARNINGS(LOSS) PER COMMON SHARE

For the six months ended June 30, 2008 earnings per common share of ($.00) were calculated based on a net income numerator of $255 divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at June 30, 2008.  For the six months ended June 30, 2008 earnings(Loss) per common share of ($.01) were calculated based on a net loss numerator of ($17,952) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at June 30, 2008.  There are no share equivalents.

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

Quick Link to Table of Contents

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

Results of Operations

General

The following table shows our revenues, expenditures and net income for the period ended June 30, 2008 and June 30, 2007.

Table 4.0 Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
June 30, 2008	$ 20,250	$ 19,995	$ 255
June 30, 2007	$ 20,250	$ 38,202	$ (17,952)

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

Quick Link to Table of Contents

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

Operating Results for the six months Ended June 30, 2008 Compared To June 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Operations

For the:

	6 months ended	6 months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	Change	% Change

Revenue:
Consulting Income-NTT Quaris	30,000	30,000	0	0%
Property Management Fees-Note C	10,500	10,500	0	0%
Total Income	40,500	40,500	0	0%
Operating Expenses:
Automobile Expense	800	624	176	28%
Bank Service Charges	30	21	9	43%
Depreciation Expense	378	378	0	0%
Dues and Subscriptions	318	119	199	167%
Internet & Computer	220	275	-55	-20%
Meals and Entertainment	660	0	660	100%
Office Supplies	502	153	349	228%
Officer's Salary	34,500	32,000	2,500	8%
Licenses and Permits	159	150	9	6%
Payroll Tax Expense	0	2,526	-2,526	-100%
Postage and Delivery	10	288	-278	-97%
Professional Fees	0	16,455	-16,455	-100%
Professional Fees-Auditor	1,500	5,250	-3,750	-71%
Rent-Note D	1,500	1,500	0	0%
Telephone	298	218	80	37%
Total Expense	40,875	59,956	-19,081	-32%
Net Income(Loss)	(375)	(19,457)	19,082	-98%

Net income (loss) per share-Note E	$0.00	($0.02)	0	-100%

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000	0	0%

Revenues. For the six months ended June 30, 2008, revenues were $40,500, compared to $40,500 for the six months ended June 30, 2007. There was no increase or decrease in revenues which is largely due to the fact that there has been no change in contract terms with NTT Quaris or our property management fees.

Cost of Revenues. Cost of Revenues decreased by $19,081 to $40,875 for the six months ended June 30, 2008 from $59,956 for the six months June 30, 2007. The decrease in cost of revenues of $19,081 is largely due to the decrease in professional fees associated with our registration with the SEC which was completed on July 5, 2007. As a percentage of

Quick Link to Table of Contents

revenues, our cost of revenue was 101% for the six months ended June 30, 2008, a decrease from 148% for the six months ended June 30, 2007.

Gross Profit (Loss). For the six months ended June 30, 2008 and 2007, we incurred losses of $375 and $19,457 respectively, a decrease of $19,082. The decrease in our losses is due primarily to the reduced costs associated with our registration fees (i.e., audit and attorney fees).

Income before Taxes. Income before taxes for the six months ended June 30, 2008 was ($375).  Income before taxes as a percentage of revenues was (1%) for the six months ended June 30, 2008.

Provision for Income Taxes.  No provision for income taxes was made in the six months ended June 30, 2008.

Net Income. As a result of the factors described above, net income decreased from ($19,457) for the six months ended June 30, 2007 to ($375) for the same period in 2008.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $1,324

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of June 30, 2008, we have been unsuccessful in our endeavors to obtain investors.  We are exploring other options to raise capital.  We are attempting to locate a broker to assist the company in raising additional capital or completing a business combination to increase shareholder value.  As of the date of this report we have not entered into any discussions with any company regarding a possible business combination.

Quick Link to Table of Contents

Cash Flow for six months ended June 30, 2008 compared to June 30, 2007 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Wes Consulting, Inc.

Statement of Cash Flows

For the:

	6 months ended	6 months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	Change	% Change
OPERATING ACTIVITIES:
Net Income(Loss)	($375)	($19,457)	$19,082	98%
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	378	378	$0	0%
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,500)	0	($1,500)	-100%
Accrued Expenses	(3,300)	211	($3,511)	-1664%
Income Taxes Payable	0	0	$0	0%
Sales Tax Payable	0	0	$0	0%
Net cash provided (used) by Operating Activities	(4,797)	(18,868)	$14,071	75%
FINANCING ACTIVITIES:
Issuance of Common Stock	0	0	$0	0%
Decrease in amounts Due to Affiliates	0	0	$0	0%
Shareholder Loans	4,246	20,301	($16,055)	-79%
Net cash provided (used) by Financing Activities	4,246	20,301	($16,055)	-79%

INVESTING ACTIVITIES:
Net cash provided (used) by Investing Activities	0	0	$0	0%
Net increase (decrease) in cash & cash equivalents	(551)	1,433	($1,984)	-138%
Cash & cash equivalents at beginning of period	1,875	1,952	($77)	-4%
Cash & cash equivalents at end of period	$1,324	$3,385	($2,061)	-61%

Operating Activities.  For the six months ended June 30, 2008 and 2007, our operating activities used $4,797 and $18,868, respectively. This decrease in cash used was mainly due to the decrease in professional fees associated with our SEC reporting requirements versus the much higher fees associated with the SEC registration process.

Investing Activities.  For the six month periods ended June 30, 2008 and 2007 we had no investing activities.

Financing Activities.  Net cash provided by financing activities in the six month periods ended June 30, 2008 and 2007 totaled $4,246 and $20,301, respectively. The decrease in the cash provided by financing activities was entirely attributable to a reduction in cash provided by stockholder loans.

Quick Link to Table of Contents

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

In December 2007, the Financial Accounting Standards Board issued Statement of SFAS No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as non-controlling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the dace of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect its adoption will have a material impact on our financial statements.

Quick Link to Table of Contents

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to many market risks, such as potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates.  We do not hold any derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Sanford H. Barber, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Barber concluded that, as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the six-month period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quick Link to Table of Contents

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the six month period ending June 30, 2008 that were not reported in a current report on Form 8-K.

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
3(i)

Amended and Restated Articles of Incorporation

Filed on March 2, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.

3(ii)	Bylaws Filed on March 2, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
15	Letter re Unaudited Interim Financial Information
23.1	Auditor Consent Filed on May 4, 2007 as Exhibit 23.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.

Dated: July 23, 2008	/s/Sanford H. Barber.
Sanford H. Barber
Chief Executive Officer

Dated: July 23, 2008	/s/Sanford H. Barber.
Sanford H. Barber
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i)

Amended and Restated Articles of Incorporation

Filed on March 2, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.

3(ii)	Bylaws Filed on March 2, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
15	Letter re Unaudited Interim Financial Information
23.1	Auditor Consent Filed on May 4, 2007 as Exhibit 23.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.