Form 10-Q
period 2008-09-30
WES Consulting, Inc.
filed 2008-11-10
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .   Yes  ☑  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2008:  1,200,000

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

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of WES Consulting, Inc.

We have reviewed the accompanying balance sheet of WES Consulting, Inc. as of September 30, 2008 and the related statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

November 4, 2008

Quick Link to Table of Contents

Wes Consulting, Inc.

Balance Sheet

As of

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

	ASSETS
Current Assets
Cash & Cash Equivalents	2,631	1,875
Accounts Receivable	15,000	15,000
Total Current Assets	17,631	16,875
Fixed Assets
Computer & Office Equipment	4,044	4,044
Accumulated Depreciation	(3,194)	(2,623)
Total Fixed Assets	850	1,421
TOTAL ASSETS	18,481	18,296
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Due To American Express	1,177	494
Accrued Expenses	850	3,500
Loan From Stockholder	23,360	16,614
Payroll Taxes Payable	0	56
Total Current Liabilities	25,387	20,664
Total Liabilities	25,387	20,664
Stockholders' Equity
Common Stock, $.01 Par Value, 175,000,000 shares
authorized, 1,200,000 issued & outstanding	12,000	12,000
Paid in Capital	1,487	1,487
Accumulated Deficit	(20,393)	(15,855)
Total Equity	(6,906)	(2,368)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	18,481	18,296

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Operations

For the

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Consulting Income-NTT Quaris	15,000	20,000	45,000	50,000
Property Management Fees-Note C	5,250	5,250	15,750	15,750
Total Income	20,250	25,250	60,750	65,750
Operating Expenses:
Automobile Expense	200	641	1,000	1,265
Bank Service Charges	45	0	75	21
Depreciation Expense	193	198	572	576
Dues and Subscriptions	75	0	393	119
Internet & Computer	246	165	466	440
Meals and Entertainment	491	558	1,151	558
Office Supplies	45	277	548	429
Officer's Salary	18,500	19,000	53,000	51,000
Licenses and Permits	189	0	347	150
Meetings & Travel	2,551	586	2,551	586
Payroll Tax Expense	0	1,453	0	3,980
Postage and Delivery	0	132	10	420
Professional Fees	200	75	200	16,530
Professional Fees-Auditor	750	700	2,250	5,950
Rent-Note D	750	750	2,250	2,250
Telephone	179	99	476	317
Total Expense	24,414	24,634	65,289	84,591
Net Income(Loss)	(4,164)	616	(4,539)	(18,841)

Net income (loss) per share-Note E	$0.00	$0.00	$0.00	($0.02)

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000	1,200,000	1,200,000

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Cash Flows

For the Nine months Ended September 30,

(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES:
Net Income(Loss)	($4,539)	($18,841)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	572	576
Changes in Operating Assets and Liabilities:
Accounts Receivable
Accrued Expenses	(2,022)	1,432
Net cash provided (used) by Operating Activities	(5,989)	(16,833)
FINANCING ACTIVITIES:
Shareholder Loans	6,745	19,488
Net cash provided (used) by Financing Activities	6,745	19,488

INVESTING ACTIVITIES:
Office Equipment acquired		(246)
Net cash provided (used) by Investing Activities	0	(246)
Net increase(decrease) in cash & cash equivalents	756	2,409
Cash & cash equivalents at beginning of period	1,875	1,952
Cash & cash equivalents at end of period	$2,631	$4,361

 See accompanying notes and accountant's report.

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

September 30, 2008 and September 30, 2007

(UNAUDITED)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated February 25, 1999 in the State of Florida.  The Company is in the business of consulting and commercial property management.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2008 and September 30, 2007; (b) the financial position at September 30, 2008 and (c) cash flows for the nine month periods ended September 30, 2008 and September 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and December 31, 2006 (presented in last audited filing) and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of equipment exists as of September 30, 2008.

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

September 30, 2008 and September 30, 2007

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

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

September 30, 2008 and September 30, 2007

(UNAUDITED)

(continued)

NOTE D – RENT

The Company leases its principal business location at 4801 96th St. N, St. Petersburg, Florida on a month-to-month basis from the mother of a major stockholder. The monthly rent of $250.00 is considered by management to be at fair market value for the space being provided.

NOTE E – EARNINGS (LOSS) PER COMMON SHARE

For the nine months ended September 30, 2008 earnings per common share of ($.00) were calculated based on a net loss numerator of ($4,539) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at September 30, 2008.  For the nine months ended September 30, 2007 earnings (Loss) per common share of ($.01) were calculated based on a net loss numerator of ($18,841) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at September 30, 2007.There are no share equivalents.

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

Sources of Revenue

Our Company currently has two (2) different revenue streams.  Our primary source of revenue is from our commercial printing consulting services.  Our revenues from these services have remained relatively constant at approximately $60,000.00 per year.  Our secondary revenue source is our property management services.  These services are provided to a Trust, the Trustee of which is related to our Vice President.  These fees are more subject to change at any time in the future due to the nature of the relationship between our company and the related party.  We have not seen an increase

Quick Link to Table of Contents

from the third quarter 2007 to 2008 and we do not expect any increase-per-year from 2007 to 2008 unless and until we are able to secure funding to begin expansion.

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

Results of Operations

General

The following table shows our revenues, expenditures and net income for the period ended September 30, 2008 and September 30, 2007.

Table 4.0 Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
September 30, 2008	$ 60,750	$ 65,289	$ (4,539)
September 30, 2007	$ 65,750	$ 84,591	$ (18,841)

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

Operating Results for the nine months Ended September 30, 2008 Compared To September 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Wes Consulting, Inc.

Statement of Operations

For the:

	9 months ended	9 months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	Change	% Change
Revenue:
Consulting Income-NTT Quaris	45,000	50,000	(5000)	-10%
Property Management Fees-Note C	15,750	15,750	0	0%
Total Income	60,750	65,750	(5000)	-8%
Operating Expenses:
Automobile Expense	1,000	1,265	(265)	-21%
Bank Service Charges	75	21	54	257%
Depreciation Expense	572	576	(4)	-1%
Dues and Subscriptions	393	119	274	230%
Internet & Computer	466	440	26	6%
Meals and Entertainment	1,151	558	593	106%
Office Supplies	548	429	119	28%
Officer's Salary	53,000	51,000	2,000	4%
Licenses and Permits	347	150	197	131%
Meetings & Travel	2,551	586	1,965	335%
Payroll Tax Expense	0	3,980	(3,980)	-100%
Postage and Delivery	10	420	(410)	-98%
Professional Fees	200	16,530	(16,330)	-99%
Professional Fees-Auditor	2,250	5,950	(3,700)	-62%
Rent-Note D	2,250	2,250	0	0%
Telephone	476	317	159	50%
Total Expense	65,289	84,591	(19,302)	-23%
Net Income(Loss)	(4,539)	(18,841)	14,302	-76%

Net income (loss) per share-Note E	$0.00	($0.02)	0	-100%

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000	0	0%

Revenues. For the nine months ended September 30, 2008, revenues were $60,750, compared to $65,750 for the nine months ended September 30, 2007. In the third quarter of 2007, the Company provided additional services, over and above the terms of the agreement with NTT Quaris, for which NTT Quaris paid the Company a one-time additional $5,000 fee.  Notwithstanding this payment, there was no increase or decrease in revenues which is largely due to the fact that there has been no change in contract terms with NTT Quaris or our property management fees.

Cost of Revenues. Cost of Revenues decreased by $19,302 to $65,289 for the nine months ended September 30, 2008 from $84,591 for the nine months September 30, 2007. The decrease in cost of revenues of $19,302 is largely due to the

Quick Link to Table of Contents

decrease in professional fees associated with our registration with the SEC which was completed on July 5, 2007. As a percentage of revenues, our cost of revenue was 107% for the nine months ended September 30, 2008, a decrease from 129% for the nine months ended September 30, 2007.

Gross Profit (Loss). For the nine months ended September 30, 2008 and 2007, we incurred losses of $4,539 and $18,841 respectively, a decrease of $14,302. The decrease in our losses is due primarily to the reduced costs associated with our registration fees (i.e., audit and attorney fees).

Income before Taxes. Income before taxes for the nine months ended September 30, 2008 was ($4,539).  Income before taxes as a percentage of revenues was (7%) for the nine months ended September 30, 2008.

Provision for Income Taxes.  No provision for income taxes was made in the nine months ended September 30, 2008.

Net Income (Loss). As a result of the factors described above, net loss decreased from ($18,841) for the nine months ended September 30, 2007 to ($4,539) for the same period in 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $2,631.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of September 30, 2008, we have been unsuccessful in our endeavors to obtain investors.  We are exploring other options to raise capital.  We are attempting to locate a broker to assist the company in raising additional capital or completing a business combination to increase shareholder value.  As of the date of this report we have not entered into any discussions with any company regarding a possible business combination.

**  remainder of this page intentionally left blank **

Quick Link to Table of Contents

Cash Flow for nine months ended September 30, 2008 compared to September 30, 2007 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Wes Consulting, Inc.

Statement of Cash Flows

For the:

	9 months ended	9 months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	Change	% Change
OPERATING ACTIVITIES:
Net Income(Loss)	($4,539)	($18,841)	$14,302	-76%
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	572	576	($4)	-1%
Changes in Operating Assets and Liabilities:
Accounts Receivable
Accrued Expenses	(2,022)	1,432	($3,454)	-241%
Income Taxes Payable	0	0	$0	0%
Sales Tax Payable	0	0	$0	0%
Net cash provided (used) by Operating Activities	(5,989)	(16,833)	$10,844	-64%
FINANCING ACTIVITIES:
Issuance of Common Stock	0	0	$0	0%
Decrease in amounts Due to Afiliates	0	0	$0	0%
Shareholder Loans	6,745	19,488	($12,743)	-65%
Net cash provided (used) by Financing Activities	6,745	19,488	($12,743)	-65%

INVESTING ACTIVITIES:
Office Equipment acquired		(246)	$246	-100%
Net cash provided (used) by Investing Activities	0	(246)	$246	-100%
Net increase(decrease) in cash & cash equivalents	756	2,409	($1,653)	-69%
Cash & cash equivalents at beginning of period	1,875	1,952	($77)	-4%
Cash & cash equivalents at end of period	$2,631	$4,361	($1,730)	-40%

Operating Activities.  For the nine months ended September 30, 2008 and 2007, our operating activities used $5,989 and $16,833, respectively. This decrease in cash used was mainly due to the decrease in professional fees associated with our SEC reporting requirements versus the much higher fees associated with the SEC registration process.

Investing Activities.  As we had no investing activity for the nine month period ended September 30, 2008, we show a small decrease in investing of $246 compared to the same period in 2007. The 2007 investing activity reflected the purchase of office equipment.

Financing Activities.  Net cash provided by financing activities in the nine month periods ended September 30, 2008 and 2007 totaled $6,745 and $19,488, respectively. The decrease in the cash provided by financing activities was entirely attributable to a reduction in cash provided by stockholder loans.

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

Quick Link to Table of Contents

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Sanford H. Barber, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Barber concluded that, as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Quick Link to Table of Contents

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the nine month period ending September 30, 2008 that were not reported in a current report on Form 8-K.

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

3(ii)	Bylaws Filed on March 2, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
15	Letter re Unaudited Interim Financial Information
23.1	Auditor Consent Filed on May 4, 2007 as Exhibit 23.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.

Dated: November 10, 2008	/s/Sanford H. Barber.
Sanford H. Barber
Chief Executive Officer

Dated: November 10, 2008	/s/Sanford H. Barber.
Sanford H. Barber
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i)

Amended and Restated Articles of Incorporation

Filed on March 2, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.

3(ii)	Bylaws Filed on March 2, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
15	Letter re Unaudited Interim Financial Information
23.1	Auditor Consent Filed on May 4, 2007 as Exhibit 23.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.