Form 10-K
period 2008-12-31
WES Consulting, Inc.
filed 2009-02-18
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

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
(866) 766-4367
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to 12(b) of the Act:
Title of each class None	Name of each exchange on which registered
Securities registered pursuant to 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes G    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                 Yes G    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No G

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes G    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer G	Accelerated filer G
Non-accelerated filer G	Smaller reporting company ☒

Quick Link to Table of Contents

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes G    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCBB on December 31, 2008, was N/A.

The number of shares outstanding of each of the issuer’s classes of common equity as of February 17, 2008, is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	1,200,000

ii

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Properties

Item 3—Legal Proceedings

Item 4—Submission Of Matters to a Vote of Security Holders

Part II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion And Analysis Or Plan Of Operation

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

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

iii

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

WES is currently providing these services to NTT Quaris of Tokyo, Japan. Previous agreements with other entities have been executed and finalized, leaving one consulting contract with NTT Quaris of Tokyo.  At the present time NTT Quaris is our only client.  Our agreement with NTT is oral and may be terminated by either party at will.  In fact, on December 22, 2008,  NTT Quaris notified the Company that effective March 31, 2009 the Company’s services would no longer be required. A copy of the written termination notice from NTT Quaris is included as an exhibit to this Annual Report. The services we have been providing to NTT are those primarily related to consulting regarding current editions of their telephone directories.

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

Quick Link to Table of Contents

Mr. Barber and Mr. Snell developed the new business plan for WES Consulting, Inc. capitalizing on their respective expertise, experience and success in their fields. The new business plan is geared to acquiring existing commercial printing companies strategically located in Latin America and Southeast Asia with the intention of becoming the leading provider of high-volume commercial printing in those markets. To support that intention, the plan includes upgrading the equipment and capabilities of the acquired printing facilities. This investment will enable us to capture an underserved market. It will position us to offer options that are not currently available in the commercial printing industry in these markets. Based on his experience in Japan and Central America, Mr. Snell believes that there is high potential for success in both Latin America and Southeast Asia.

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

We currently have no employees other than William E. Snell, Jr., Vice President. There is currently one consulting project with NTT Quaris of Tokyo, Japan.  This project was performed on a yearly basis with no written agreement.  Work may be terminated by either party with notice to the other.  In fact, this project was terminated by the client effective March 2009.    Mr. Snell provides the necessary labor to perform the services required under this contract. Our business plan does not include additional employees at this time. Mr. Snell’s vast experience, knowledge, and industry recognition as an innovative expert will be relied on until experienced candidates are recruited.  Our President, Sanford H. Barber, brings more than twenty five years of public accounting experience and expertise to the company. His success in helping his clients improve operations, reduce costs and maximize business value is a well known fact in the markets he serves.  He will be responsible for all financial projections and services. The business plan will eventually be amended to include additional employees, recruited using industry networking and associations. Additionally, it is anticipated that key employees of companies targeted for acquisition will be retained or recruited.

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

Quick Link to Table of Contents

(3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that would make us stand above our competition. Instead, we have chosen to refine and enhance the services that fall within our capability.

(4) Our Competition

In order to compete effectively in the high-volume commercial printing industry a company must understand and then respond to the needs of the customers. Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added, or additional services not provided by us. Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. They may also be in a position to pay higher prices than we would for the same acquisition opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives. Our competitors have methods of operation that have been proven over time to be successful.

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

(6) Dependence on Limited Customers

At the present time we have just one (1) client, NTT Quaris, and that client has provided notice of termination effective March 2009.  After expansion, we anticipate that we will not have to rely on any one or a limited number of customers for our business. We expect to increase our customer base once our business plan is implemented. While our target markets are limited, we may rely on just a few printing company acquisitions due to the underserved nature of those markets.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

(12) Our Employees

As of December 31, 2008, we had one full time employee, William E. Snell, Jr.  As our Vice-President, Mr. Snell currently provides the labor necessary to support the operation, and is paid on an irregular basis as cash flow permits.  We currently have no key employees, other than Mr. Snell our Vice-President/Director. Mr. Snell is not receiving pay or other stock benefits for his performance. Beginning on April 1, 2007 Mr. Snell declined to take any further salary until the company generated more revenue and profits. There are no key consulting contracts with any individuals or companies at this time.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2008 that were not reported in a current report on Form 8-K.

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

The selected financial data set forth below as of December 31, 2008 and 2007 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2008	2007
Revenue:
Consulting Income-NTT Quaris	$60,000	$65,000
Property Management Fees-From
Related Parties-Notes C & D	21,900	22,500
Total Revenue	81,900	87,500
Operating Expenses:
Auto Expense	1,280	1,675
Bank Service Charges	120	21
Depreciation Expense	728	781
Dues & Subscriptions	628	304
Interest Expense	0	0
Internet & Computer	685	605
Meals & Entertainment	1,521	873
Office Expense/Supplies	656	1,174
Postage	10	485
Professional Fees	6,250	25,980
Rent-Notes C & D	3,000	3,000
Salaries	72,000	69,500
Taxes	372	5,545
Travel Expenses	242	587
Telephone	743	415
Total Operating Expenses	88,235	110,945

Net Income (Loss)	($6,335)	($23,445)

Earnings (loss) per common share:
Net income (loss) per share-Note E	($0.01)	($0.02)

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000

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

Quick Link to Table of Contents

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

Sources of Revenue

Our Company currently has two (2) different revenue streams.  Our primary source of revenue is from our commercial printing consulting services.  Our revenue from these services increased by approximately eight percent (8%) from $60,000.00 to $65,000 per year.  Our secondary revenue source is our property management services.  These services are provided to a Trust, the Trustee of which is related to our Vice President.  These fees are more subject to change at any time in the future due to the nature of the relationship between our company and the related party.  While we saw an increase of approximately eight percent (8%) from 2006 to 2007 we did not see any increase for the year ended December 31, 2008.

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

Quick Link to Table of Contents

Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our high-volume commercial printing services.

Results of Operations

General

The following table shows our revenues, expenditures and net income for the years ended, 2008 and 2007.

Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
2008	$ 81,900	$ 88,235	$ (6,335)
2007	$ 87,500	$ 110,945	$ (23,445)

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

Material Risks, Trends and Uncertainties Affecting our Business

The revenue growth and profitability of our business depend on the overall market demand for high-volume commercial printing.  At the present time we have just one (1) client, NTT Quaris, and that client has elected to not renew the consulting agreement.  After expansion, we anticipate that we will not have to rely on any one or a limited number of customers for our business. We expect to increase our customer base once our business plan is implemented. While our target markets are limited, we may rely on just a few printing company acquisitions due to the underserved nature of those markets.

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

Quick Link to Table of Contents

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

Operating Results for Year Ended December 31, 2008 Compared To December 31, 2007

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Statement of Operations for the Years Ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007	Change	% Change
Revenue:
Consulting Income-NTT Quaris	$60,000	$65,000	-$5,000	-8%
Property Management Fees-From
Related Parties-Notes C & D	21,900	22,500	-$600	-3%
Total Revenue	81,900	87,500	-$5,600	-6%
Operating Expenses:
Auto Expense	1,280	1,675	-$395	-24%
Bank Service Charges	120	21	$99	471%
Depreciation Expense	728	781	-$53	-7%
Dues & Subscriptions	628	304	$324	107%
Interest Expense	0	0	$0	0%
Internet & Computer	685	605	$80	13%
Meals & Entertainment	1,521	873	$648	74%
Office Expense/Supplies	656	1,174	-$518	-44%
Postage	10	485	-$475	-98%
Professional Fees	6,250	25,980	-$19,730	-76%
Rent-Notes C & D	3,000	3,000	$0	0%
Salaries	72,000	69,500	$2,500	4%
Taxes	372	5,545	-$5,173	-93%
Travel Expenses	242	587	-$345	-59%
Telephone	743	415	$328	79%
Total Operating Expenses	88,235	110,945	-$22,710	-20%

Net Income (Loss)	($6,335)	($23,445)	$17,110	-73%

Earnings (loss) per common share:
Net income (loss) per share-Note E	($0.01)	($0.02)	$0.01	-50%

Quick Link to Table of Contents

Revenues. For the year ended December 31, 2008, revenues were $81,900, compared to $87,500 for the year ended December 31, 2007. The decrease in revenues of $5,600 or six percent (6%) is not material and is largely due to the change in contract terms with NTT Quaris. Current management is still in the process of trying to raise additional capital and more time was spent on the completion of the registration statement and the listing of the company on the Over-the-Counter-Bulletin-Board ("OTCBB").  The company received is trading symbol of WSCU in August of 2007.

Cost of Revenues. Cost of Revenues decreased to $88,235 for the year ended December 31, 2008 from $110,945 for the year December 31, 2007. The decrease in cost of revenues of $22,710 is largely due to the decrease in professional fees associated with the filing of the registration statement with the SEC. As a percentage of revenues, our cost of revenue was 107% for the year ended December 31, 2008, an increase from 127% for the year ended December 31, 2007.

Gross Profit (Loss). For the year ended December 31, 2008 and 2007, we incurred losses of $6,335 and $23,445 respectively, a decrease of $17,110. The decrease in our losses is due primarily to the costs associated with becoming a fully reporting company with the SEC (i.e., legal fees).

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $2,613.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of December 31, 2008, we have been unsuccessful in our endeavors to obtain investors.

Cash Flow for Year ended December 31, 2008 compared to December 31, 2007

The following table provides the statements of net cash flows for the periods presented in this filing:

Quick Link to Table of Contents

Statement of Cash Flows For the Year Ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007	Change	% Change
OPERATING ACTIVITIES:
Net Income(Loss)	($6,335)	($23,445)	$17,110	73%
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	728	781	($53)	-7%
Increase (Decrease) in:
Payroll Taxes Payable	(56)		($56)	100%
Accounts Payable	(3,844)	3,994	($7,838)	-196%
Net cash provided (used) by Operating Activities	(9,507)	(18,670)	$9,163	49%

INVESTING ACTIVITIES:
Acquisition of Office Equipment		(246)	$246	100%
Net cash provided (used) by Investing Activities	0	(246)	$246	100%

FINANCING ACTIVITIES:
Shareholder Loans	10,245	18,839	($8,594)	-46%
Net cash provided (used) by Financing Activities	10,245	18,839	($8,594)	-46%

Net increase (decrease)in cash & cash equivalents	738	(77)	$815	1058%
Cash & cash equivalents at beginning of period	1,875	1,952	($77)	-4%
Cash & cash equivalents at end of period	$2,613	$1,875	$738	39%

Operating Activities.  For the year ended December 31, 2008 and 2007, our operating activities provided ($9,507) and ($18,670), respectively. The cash used in the years ended December 31, 2008 and December 31, 2007 was mainly for professional fees associated with filing the required reports with the SEC.

Investing Activities.  For the year ended December 31, 2007, we had investing activities that used $246 in 2007 for the acquisition of office equipment. We had no expenditures for investing activities in the year ended December 31, 2008.

Financing Activities.  Net cash provided by financing activities in the years ended December 31, 2008 and 2007 totaled $10,245 and $18,839, respectively. The increase in the cash provided by financing activities was entirely attributable to cash provided by stockholder loans.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Quick Link to Table of Contents

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

Quick Link to Table of Contents

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B—OTHER INFORMATION

On January 15, 2008, the Company entered in to a finders-fee agreement with Ventana Capital Partners, Inc. to find alternative methods for increasing shareholder value. Alternative methods may include acquisitions, roll-ups, strategic alliances, joint ventures or mergers. The Company began considering alternative methods after efforts at seeking capital were unsuccessful. The Officers and Directors believe they are responsible for maintaining and increasing shareholder value, and voted unanimously to retain Ventana Capital Partners, Inc.  This agreement expired with no action by Ventana and no compensation paid to Ventana.

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

Directors and Executive Officers

Name	Age	Position
Sanford H. Barber	58	President/CEO/CFO/Chairman of the Board of Directors[1]
William E. Snell, Jr.	67	Vice President/Director[2]
Carol B. Barber	60	Secretary/Director,[3] wife of President
Allison B. Snell	64	Treasurer/Director,[4] wife of Vice President
Thomas E. Burress	62	Director[5]

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

20

Quick Link to Table of Contents

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

Quick Link to Table of Contents

ITEM 11.—EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2008 and 2007, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2008 and 2007, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."  Other than the $69,500 paid to our Vice President, there has been no compensation paid to any officer, director or other employee from January 1, 2007 through December 31, 2007.

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Sanford H. Barber,[1] President and CEO, CFO, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William E. Snell, Jr.[2], Vice-President an Director	2008	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
	2007	69,500	-0-	-0-	-0-	-0-	-0-	-0-	69,500
Carol B. Barber[3], Secretary and Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Allison B. Snell[4], Treasurer and Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomas E. Burress[5], Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Securities authorized for issuance under equity compensation plans

We currently have no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2008, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Sanford H. Barber 3310 Stagecoach Trail Wimauma, FL 33598	648,000	54.00%
Common Stock	Carol B. Barber 3310 Stagecoach Trail Wimauma, FL 33598	6,000	0.50%
Common Stock	William E. Snell, Jr. 492 Harbor Dr. N. Indian Rocks Beach, FL 33785	300,000	25.00%
Common Stock	Allison B. Snell 492 Harbor Dr. N. Indian Rocks Beach, FL 33785	6,000	0.50%
Common Stock	Thomas E. Burress 18805 Brooker Creek Drive Odessa, FL 33556	6,000	0.50%
Common Stock	All Executive Officers and Directors as a Group (1)	966,000	80.50%

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than the following:

Quick Link to Table of Contents

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

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Randall Drake, C.P.A. for fiscal 2008 and 2007:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2008	$5,750.00	0	0	0	$5,750.00
2007	$5,750.00	0	0	0	$5,750.00

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

1. Index to Financial Statements

The following financial statements of Wes Consulting, Inc. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2008 and December 31, 2007

•

Statements of Operations for the years ended December 31, 2008 and December 31, 2007

•

Statements of Stockholders’ Equity for the years ended December 31, 2008 and December 31, 2007

•

Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007

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

3.2	By-Laws Filed on March 2, 2007 as Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
10.1	Letter of Intent between Wes Consulting, Inc. and Ventana Capital Partners Filed herewith
14	Code of Ethics Filed on March 2, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99.1	NTT Quaris Termination Letter Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.

Dated: February 17, 2009	/s/ SANFORD H. BARBER
Sanford H. Barber
Chief Executive Officer

Dated: February 17, 2009	/s/ SANFORD H. BARBER
Sanford H. Barber
Chief Financial Officer

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of WES Consulting, Inc.

We have audited the accompanying balance sheets of WES Consulting, Inc. as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WES Consulting, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote B to the financial statements, the Company has incurred operating losses and negative cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

February 5, 2009

Quick Link to Table of Contents

WES CONSULTING, INC.

Balance Sheet

As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets:
Cash & Cash Equivalents	2,613	1,875
Accounts Receivable	15,000	15,000
Total Current Assets	17,613	16,875
Fixed Assets:
Computer & Office Equipment	4,044	4,044
Accumulated Depreciation	(3,350)	(2,623)
Total Fixed Assets	694	1,421
TOTAL ASSETS	18,307	18,296
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities:
Loan From Stockholder	26,860	16,614
Accrued Expenses	100	3,500
Due To American Express	50	494
Payroll Taxes Payable	0	56
Total Current Liabilities	27,010	20,664
Total Liabilities	27,010	20,664
Stockholders' Equity:
Common Stock, $.01 par value, 175,000,000 shares
authorized, 1,200,000 issued & outstanding	12,000	12,000
Paid in Capital	1,487	1,487
Retained Earnings(Deficit)	(22,190)	(15,855)
Total Stockholders' Equity	(8,703)	(2,368)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	18,307	18,296

See accompanying notes and accountant’s report

Quick Link to Table of Contents

WES CONSULTING, INC.

Statement of Operations

For the Years Ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007

Revenue:
Consulting Income-NTT Quaris	$60,000	$65,000
Property Management Fees-From
Related Parties-Notes C & D	21,900	22,500
Total Revenue	81,900	87,500
Operating Expenses:
Auto Expense	1,280	1,675
Bank Service Charges	120	21
Depreciation Expense	728	781
Dues & Subscriptions	628	304
Interest Expense	0	0
Internet & Computer	685	605
Meals & Entertainment	1,521	873
Office Expense/Supplies	656	1,174
Postage	10	485
Professional Fees	6,250	25,980
Rent-Notes C & D	3,000	3,000
Salaries	72,000	69,500
Taxes	372	5,545
Travel Expenses	242	587
Telephone	743	415
Total Operating Expenses	88,235	110,945

Net Income (Loss)	($6,335)	($23,445)

Earnings (loss) per common share:
Net income (loss) per share-Note E	($0.01)	($0.02)

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000

See accompanying notes and accountant’s report

Quick Link to Table of Contents

WES CONSULTING, INC.

Statement of Changes in Stockholder’s Equity

For the Years Ended December 31, 2008 and 2007

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2007	1,200,000	12,000	1,487	7,590	21,077

Net Income (Loss) for the Year ended 12/31/07				(23,445)	(23,445)

Balances at December 31, 2007	1,200,000	12,000	1,487	(15,855)	(2,368)

Net Income (Loss) for the Year ended 12/31/08				(6,335)	(6,335)

Balances at December 31, 2008	1,200,000	12,000	1,487	(22,190)	(8,703)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

WES CONSULTING, INC.

Statement of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Net Income(Loss)	($6,335)	($23,445)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	728	781
Increase (Decrease) in:
Payroll Taxes Payable	(56)
Accounts Payable	(3,844)	3,994
Net cash provided (used) by Operating Activities	(9,507)	(18,670)

INVESTING ACTIVITIES:
Acquisition of Office Equipment		(246)
Net cash provided (used) by Investing Activities	0	(246)

FINANCING ACTIVITIES:
Shareholder Loans	10,245	18,839
Net cash provided (used) by Financing Activities	10,245	18,839

Net increase (decrease)in cash & cash equivalents	738	(77)
Cash & cash equivalents at beginning of period	1,875	1,952
Cash & cash equivalents at end of period	$2,613	$1,875

See accompanying notes and accountant’s report

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

December 31, 2008 and 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated February 25, 1999 in the State of Florida.  The Company is in the business of consulting and commercial property management.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the twelve month periods ended December 31, 2008 and December 31, 2007; (b) the financial position at December 31, 2008 and (c) cash flows for the twelve month periods ended December 31, 2008 and December 31, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-K. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying  financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and December 31, 2007 (presented in last audited filing) and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. Additionally, on December 22, 2008, the Company was notified by NTT Quaris that effective March 31, 2009 the Company’s services would no longer be required. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing. While the Company believes in the viability of its strategy to increase revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

December 31, 2008 and 2007

(Continued)

Fixed Assets – continued

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of equipment exists as of December 31, 2008

Use of Estimates

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

Income Taxes

The company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such to be more likely than not.  The Company has incurred net operating loss carry forwards through December 31, 2008.

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

Quick Link to Table of Contents

WES CONSULTING, INC.

Notes to Financial Statements

December 31, 2008 and 2007

(Continued)

NOTE E – EARNINGS(LOSS) PER COMMON SHARE

For the twelve months ended December 31, 2008 earnings (loss) per common share of ($.01) were calculated based on a net loss numerator of ($6,335) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at December 31, 2008.  For the twelve months ended December 31, 2007 earnings(loss) per common share of ($.02) were calculated based on a net loss numerator of ($23,445) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at December 31, 2007. There are no share equivalents.

Quick Link to Table of Contents

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation ,

Filed on March 2, 2007 as Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.

3.2	By-Laws Filed on March 2, 2007 as Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
10.1	Letter of Intent between Wes Consulting, Inc. and Ventana Capital Partners Filed herewith
14	Code of Ethics Filed on March 2, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99.1	NTT Quaris Termination Letter Filed herewith