Form 10-Q
period 2009-03-31
WES Consulting, Inc.
filed 2009-05-14
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-141022

WES CONSULTING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3581576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

3310 Stagecoach Trail Wimauma, FL 33598
(Address of Principal Executive Offices)

(813) 642-8212
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  ☐   Yes   ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2009:  1,200,000

**  remainder of this page intentionally left blank **

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Wes Consulting, Inc.

Balance Sheet

As of

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

	ASSETS
Current Assets
Cash & Cash Equivalents	6,699	2,613
Accounts Receivable	15,000	15,000
Total Current Assets	21,699	17,613
Fixed Assets
Computer & Office Equipment	4,044	4,044
Accumulated Depreciation	(3,459)	(3,350)
Total Fixed Assets	585	694
TOTAL ASSETS	22,284	18,307
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Due To American Express	0	50
Accrued Expenses	850	100
Loan From Stockholder	27,100	26,860

Total Current Liabilities	27,951	27,010
Total Liabilities	27,951	27,010
Stockholders' Equity
Common Stock, $.01 Par Value, 175,000,000 shares
authorized, 1,200,000 issued & outstanding	12,000	12,000
Paid in Capital	1,487	1,487
Accumulated Deficit	(19,154)	(22,190)
Total Equity	(6,906)	(8,703)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	22,284	18,307

See accompanying notes and accountant's report.

Wes Consulting, Inc.

Statement of Operations

For the

	3 months ended	3 months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenue:
Consulting Income-NTT Quaris	15,000	15,000
Property Management Fees-Note C	6,450	5,250
Total Income	20,250	20,250
Operating Expenses:
Automobile Expense	0	200
Bank Service Charges	45	0
Depreciation Expense	109	190
Dues and Subscriptions	75	75
Internet & Computer	0	55
Meals and Entertainment	260	149
Office Supplies	282	439
Officer's Salary	15,000	18,000
Licenses and Permits	297	159
Meetings & Travel	324	0
Payroll Tax Expense	0	1,453
Postage and Delivery	0	5
Professional Fees	400	0
Professional Fees-Auditor	750	700
Rent-Note D	750	750
Telephone	121	109
Total Expense	18,413	20,881
Net Income(Loss)	3,037	(631)

Net income (loss) per share-Note E	$0.00	$0.00

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000

See accompanying notes and accountant's report.

Wes Consulting, Inc.

Statement of Cash Flows

For the Three months Ended March 31,

(UNAUDITED)

	2009	2008
OPERATING ACTIVITIES:
Net Income(Loss)	$3,037	($631)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	109	190
Changes in Operating Assets and Liabilities:
Payroll Taxes Payable		(56)
Accounts Payable	700	5,846
Net cash provided (used) by Operating Activities	3,846	5,349
FINANCING ACTIVITIES:
Shareholder Loans	240	3,922
Net cash provided (used) by Financing Activities	240	3,922

INVESTING ACTIVITIES:
Net cash provided (used) by Investing Activities	0	(246)
Net increase(decrease) in cash & cash equivalents	4,086	3,922
Cash & cash equivalents at beginning of period	2,613	1,875
Cash & cash equivalents at end of period	$6,699	$11,146

 See accompanying notes and accountant's report.

WES CONSULTING, INC.

Notes to Financial Statements

March 31, 2009 and March 31, 2008

(UNAUDITED)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated February 25, 1999 in the State of Florida.  The Company is in the business of consulting and commercial property management.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2009 and March 31, 2008; (b) the financial position at March 31, 2009 and (c) cash flows for the three month periods ended March 31, 2009 and March 31, 2008, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying  financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and December 31, 2007 (presented in last audited filing) and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

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

Income Taxes

No Provision for income taxes has been made because the company has loss carryforwards from 2008.  Any benefit that may be derived from the current and carryforward net operating losses have been reduced by a corresponding valuation allowance, since it is undeterminable if any future benefit will be received from the net operating losses.   At such time that a benefit is realized, management will recognize the benefit.

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

NOTE E – EARNINGS(LOSS) PER COMMON SHARE

For the three months ended March 31, 2009 earnings(Loss) per common share of $.00 were calculated based on a net income numerator of $3,037 divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at March 31, 2009.  For the three months ended March 31, 2008 earnings(Loss) per common share of ($.00) were calculated based on a net loss numerator of ($631) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at March 31, 2008. There are no share equivalents.

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

Sources of Revenue

Our Company currently has two (2) different revenue streams.  Our primary source of revenue is from our commercial printing consulting services.  Our revenues from these services have remained relatively constant at approximately $60,000.00 per year. However our consulting agreement with NTT Quaris was terminated effective March 31, 2009, which will reduce our consulting revenue to zero.  Our secondary revenue source is our property management services.  These services are provided to a Trust, the Trustee of which is related to our Vice President. These fees are more subject to change at any time in the future due to the nature of the relationship between our company and the related party.  We have not seen a substantive increase from the first quarter 2008 to 2009 and we do not expect any increase-per-year from 2008 to 2009 unless and until we are able to secure funding to begin expansion.

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

Results of Operations

General

The following table shows our revenues, expenditures and net income for the period ended March 31, 2009 and March 31, 2008.

Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
March 31, 2009	$ 21,450	18,413	$ 3,037
March 31, 2008	$ 20,250	$ 20,881	$ (631)

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

Material Risks, Trends and Uncertainties Affecting our Business

The revenue growth and profitability of our business depend on the overall market demand for high-volume commercial printing.  At the present time we have no clients. After expansion, we anticipate that we will not have to rely on any one or a limited number of customers for our business. We expect to increase our customer base once our business plan is implemented. While our target markets are limited, we may rely on just a few printing company acquisitions due to the underserved nature of those markets.

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

Operating Results for the three months Ended March 31, 2009 Compared To March 31, 2008 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Wes Consulting, Inc.

Statement of Operations

For the:

	3 months ended	3 months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)	Change	% Change
Revenue:
Consulting Income-NTT Quaris	15,000	15,000	0	0%
Property Management Fees-Note C	6,450	5,250	1,200	23%
Total Income	21,450	20,250	1,200	6%
Operating Expenses:
Automobile Expense	0	200	-200	-100%
Bank Service Charges	45	0	45	100%
Depreciation Expense	109	190	-81	-4%
Dues and Subscriptions	75	75	0	0%
Internet & Computer	0	55	-55	-100%
Meals and Entertainment	260	149	111	74%
Office Supplies	282	439	-157	-36%
Officer's Salary	15,000	18,000	-3000	-17%
Licenses and Permits	297	159	138	87%
Meetings & Travel	324	0	324	100%
Postage and Delivery	0	5	-5	-100%
Professional Fees	400	0	400	100%
Professional Fees-Auditor	750	750	0	0%
Rent-Note D	750	750	0	0%
Telephone	121	109	12	11%
Total Expense	18,413	20,881	(2,468)	-12%
Net Income(Loss)	(3,037)	631	-2,406	-381%

Net income (loss) per share-Note E	$0.00	($0.00)	0	0%

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000	0	0%

Revenues. For the three months ended March 31, 2009, revenues were $21,450, compared to $20,250 for the three months ended March 31, 2008. The increase in revenues was due to an increase in our property management fees. Our consulting income will cease after this quarter due to the cancellation of our contract with NTT Quaris effective March 31, 2009.

Cost of Revenues. Cost of Revenues decreased by $2,468 to $18,413 for the three months ended March 31, 2009 from 20,881 for the three months March 31, 2008. The decrease in cost of revenues of $2,468 is largely due to the decrease in Officer’s Salary. As a percentage of revenues, our cost of revenue was 86% for the three months ended March 31, 2009, a decrease from 103% for the three months ended March 31, 2008.

Gross Profit (Loss). For the three months ended March 31, 2009 we had a profit of $3,037 and for the three months ended March 31, 2008 we incurred a loss of $631. The increase in profitability is due primarily to the reduced Officer’s Salary.

Income before Taxes. Income before taxes for the nine months ended March 31, 2009 was $3,037. Income before taxes as a percentage of revenues was (14%) for the three months ended March 31, 2009.

Provision for Income Taxes.  No provision for income taxes was made in the three months ended March 31, 2009.

Net Income (Loss). As a result of the factors described above, net loss decreased from ($631) for the three months ended March 31, 2008 to a profit of $3,037 same period in 2009.

Liquidity and Capital Resources

As of March 31, 2009 we had cash and cash equivalents of $6,699.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of March 31, 2009, we have been unsuccessful in our endeavors to obtain investors.  We are exploring other options to raise capital.  We have located a consultant to assist the company in raising additional capital or completing a business combination to increase shareholder value.  As of the date of this report we have not entered into any agreements with any company regarding a possible business combination, but we currently are considering a business combination which was brought to us by our consultant.

Cash Flow for three months ended March 31, 2009 compared to March 31, 2008 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Wes Consulting, Inc.

Statement of Cash Flows

For the:

	3 months ended	3 months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)	Change	% Change
OPERATING ACTIVITIES:
Net Income(Loss)	$3,037	($631)	$3,668	581%
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	109	190	($81)	-43%
Changes in Operating Assets and Liabilities:
Accrued Expenses	700	5,846	($5,146)	88%
Payroll Taxes Payable	0	(56)	$56	100%
Net cash provided (used) by Operating Activities	3,846	5,349	($1,503)	-28%
FINANCING ACTIVITIES:
Shareholder Loans	240	3,922	($3,682)	-94%
Net cash provided (used) by Financing Activities	240	3,922	($3,682)	-94%

INVESTING ACTIVITIES:
Net cash provided (used) by Investing Activities	0	0	$0	0%
Net increase(decrease) in cash & cash equivalents	4,086	9,271	($5,185)	56%
Cash & cash equivalents at beginning of period	2,613	1,875	$738	39%
Cash & cash equivalents at end of period	$6,699	$11,146	($4,447)	-40%

Operating Activities.  For the three months ended March 31, 2009 and 2008, our operating activities provided $$3,846 and $5,349 respectively. This decrease in cash provided by operating activities was primarily due to a decrease in Officer’s Salary.

Investing Activities.  As we had no investing activity for the three month period ended March 31, 2009 or the three month period ended March 31, 2008.

Financing Activities.  Net cash provided by financing activities in the three month periods ended March 31, 2009 and 2008 totaled $240 and $3,922, respectively. The decrease in the cash provided by financing activities was entirely attributable to a reduction in cash provided by stockholder loans.

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

ITEM 4T.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the nine month period ending September 30, 2008 that were not reported in a current report on Form 8-K.

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS

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

WES CONSULTING, INC.

Dated: May 14, 2009	/s/Sanford H. Barber
Sanford H. Barber
Chief Executive Officer

Dated: May 14, 2009	/s/Sanford H. Barber
Sanford H. Barber
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
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