Form 10-K/A
period 2008-12-31
WES Consulting, Inc.
filed 2009-05-28
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X .   No      .

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes      .    No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      .    No  X .

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

•

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

	Years Ended December 31,
	2008	2007
Revenue:
Consulting Income-NTT Quaris	$60,000	$65,000
Property Management Fees-From
Related Parties-Notes C & D	21,900	22,500
Total Revenue	81,900	87,500
Operating Expenses:
Auto Expense	1,280	1,675
Bank Service Charges	120	21
Depreciation Expense	728	781
Dues & Subscriptions	628	304
Interest Expense	0	0
Internet & Computer	685	605
Meals & Entertainment	1,521	873
Office Expense/Supplies	656	1,174
Postage	10	485
Professional Fees	6,250	25,980
Rent-Notes C & D	3,000	3,000
Salaries	72,000	69,500
Taxes	372	5,545
Travel Expenses	242	587
Telephone	743	415
Total Operating Expenses	88,235	110,945

Net Income (Loss)	$(6,335)	$(23,445)

Earnings (loss) per common share:
Net income (loss) per share-Note E	$(0.01)	$(0.02)

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000

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

Statement of Operations for the Years Ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007	Change	% Change
Revenue:
Consulting Income-NTT Quaris	$60,000	$65,000	$-5,000	$-8%
Property Management Fees-From
Related Parties-Notes C & D	21,900	22,500	-600	-3%
Total Revenue	81,900	87,500	-5,600	-6%
Operating Expenses:
Auto Expense	1,280	1,675	-395	-24%
Bank Service Charges	120	21	99	471%
Depreciation Expense	728	781	-53	-7%
Dues & Subscriptions	628	304	324	107%
Interest Expense	0	0	0	0%
Internet & Computer	685	605	80	13%
Meals & Entertainment	1,521	873	648	74%
Office Expense/Supplies	656	1,174	-518	-44%
Postage	10	485	-475	-98%
Professional Fees	6,250	25,980	-19,730	-76%
Rent-Notes C & D	3,000	3,000	0	0%
Salaries	72,000	69,500	2,500	4%
Taxes	372	5,545	-5,173	-93%
Travel Expenses	242	587	-345	-59%
Telephone	743	415	328	79%
Total Operating Expenses	88,235	110,945	-22,710	-20%

Net Income (Loss)	$(6,335)	$(23,445)	$17,110	$-73%

Earnings (loss) per common share:
Net income (loss) per share-Note E	$(0.01)	$(0.02)	$$0.01	$-50%

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

Cash Flow for Year ended December 31, 2008 compared to December 31, 2007

The following table provides the statements of net cash flows for the periods presented in this filing:

Statement of Cash Flows For the Year Ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007	Change	% Change
OPERATING ACTIVITIES:
Net Income(Loss)	(6,335)	$(23,445)	$17,110	73%
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	728	781	(53)	-7%
Increase (Decrease) in:
Payroll Taxes Payable	(56)		(56)	100%
Accounts Payable	(3,844)	3,994	(7,838)	-196%
Net cash provided (used) by Operating Activities	(9,507)	(18,670)	9,163	49%

INVESTING ACTIVITIES:
Acquisition of Office Equipment	-	(246)	246	100%
Net cash provided (used) by Investing Activities	0	(246)	246	100%

FINANCING ACTIVITIES:
Shareholder Loans	10,245	18,839	(8,594)	-46%
Net cash provided (used) by Financing Activities	10,245	18,839	(8,594)	-46%

Net increase (decrease)in cash & cash equivalents	738	(77)	815	1058%
Cash & cash equivalents at beginning of period	1,875	1,952	(77)	-4%
Cash & cash equivalents at end of period	2,613	$1,875	$738	39%

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.   Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

WES CONSULTING, INC.

Dated: May 28, 2009	/s/ SANFORD H. BARBER
Sanford H. Barber
Chief Executive Officer

Dated: May 28, 2009	/s/ SANFORD H. BARBER
Sanford H. Barber
Chief Financial Officer

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

/s/ Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

February 5, 2009

WES CONSULTING, INC.

Balance Sheet

As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets:
Cash & Cash Equivalents	$2,613	$1,875
Accounts Receivable	15,000	15,000
Total Current Assets	17,613	16,875
Fixed Assets:
Computer & Office Equipment	4,044	4,044
Accumulated Depreciation	(3,350)	(2,623)
Total Fixed Assets	694	1,421
TOTAL ASSETS	$18,307	$18,296
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities:
Loan From Stockholder	$26,860	$16,614
Accrued Expenses	100	3,500
Due To American Express	50	494
Payroll Taxes Payable	0	56
Total Current Liabilities	27,010	20,664
Total Liabilities	27,010	20,664
Stockholders' Equity:
Common Stock, $.01 par value, 175,000,000 shares
authorized, 1,200,000 issued & outstanding	12,000	12,000
Paid in Capital	1,487	1,487
Retained Earnings(Deficit)	(22,190)	(15,855)
Total Stockholders' Equity	(8,703)	(2,368)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$18,307	$18,296

See accompanying notes and accountant’s report

WES CONSULTING, INC.

Statement of Operations

For the Years Ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007

Revenue:
Consulting Income-NTT Quaris	$60,000	$65,000
Property Management Fees-From
Related Parties-Notes C & D	21,900	22,500
Total Revenue	81,900	87,500
Operating Expenses:
Auto Expense	1,280	1,675
Bank Service Charges	120	21
Depreciation Expense	728	781
Dues & Subscriptions	628	304
Interest Expense	0	0
Internet & Computer	685	605
Meals & Entertainment	1,521	873
Office Expense/Supplies	656	1,174
Postage	10	485
Professional Fees	6,250	25,980
Rent-Notes C & D	3,000	3,000
Salaries	72,000	69,500
Taxes	372	5,545
Travel Expenses	242	587
Telephone	743	415
Total Operating Expenses	88,235	110,945

Net Income (Loss)	$(6,335)	$(23,445)

Earnings (loss) per common share:
Net income (loss) per share-Note E	$(0.01)	$(0.02)

Weighted Average Shares Basic and Diluted	1,200,000	1,200,000

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

See accompanying notes and accountant’s report

WES CONSULTING, INC.

Statement of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Net Income(Loss)	$(6,335)	$(23,445)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	728	781
Increase (Decrease) in:
Payroll Taxes Payable	(56)
Accounts Payable	(3,844)	3,994
Net cash provided (used) by Operating Activities	(9,507)	(18,670)

INVESTING ACTIVITIES:
Acquisition of Office Equipment	-	(246)
Net cash provided (used) by Investing Activities	0	(246)

FINANCING ACTIVITIES:
Shareholder Loans	10,245	18,839
Net cash provided (used) by Financing Activities	10,245	18,839

Net increase (decrease)in cash & cash equivalents	738	(77)
Cash & cash equivalents at beginning of period	1,875	1,952
Cash & cash equivalents at end of period	$2,613	$1,875

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