Form 10-Q
period 2009-06-30
WES Consulting, Inc.
filed 2009-08-14
CIK 1374567

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-141022

WES CONSULTING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3581576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

360 Main Street Washington, VA 22747
(Address of Principal Executive Offices)

(540) 675-3149
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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No   ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2009:  1,205,000

**  remainder of this page intentionally left blank **

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Wes Consulting, Inc.

Balance Sheet

As of

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

	ASSETS
Current Assets
Cash & Cash Equivalents	4,213	2,613
Accounts Receivable	0	15,000
Total Current Assets	4,213	17,613
Fixed Assets
Computer & Office Equipment	4,044	4,044
Accumulated Depreciation	(3,569)	(3,350)
Total Fixed Assets	475	694
TOTAL ASSETS	4,688	18,307
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Due To American Express	0	50
Accrued Expenses	0	100
Loan From Stockholder	31,382	26,860

Total Current Liabilities	31,382	27,010
Total Liabilities	31,382	27,010
Stockholders' Equity
Common Stock, $.01 Par Value, 175,000,000 shares
authorized, 1,205,000 issued & outstanding	12,050	12,000
Paid in Capital	1,487	1,487
Retained Earnings	(40,231)	(22,190)
Total Equity	(26,694)	(8,703)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	4,688	18,307

See accompanying notes and accountant's report.

Wes Consulting, Inc.

Statement of Operations

For the:

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Consulting Income-NTT Quaris	0	15,000	15,000	30,000
Property Management Fees-Note C	6,450	5,250	12,900	10,500
Total Income	6,450	20,250	27,900	40,500
Operating Expenses:
Automobile Expense	500	600	500	800
Bank Service Charges	45	30	90	30
Depreciation Expense	110	188	219	378
Dues and Subscriptions	273	243	348	318
Internet & Computer	275	165	275	220
Meals and Entertainment	165	512	424	660
Office Supplies	19	63	302	502
Officer's Salary	22,000	16,500	37,000	34,500
Licenses and Permits	0	0	297	159
Travel Expense	0	0	324	0
Postage and Delivery	0	5	0	10
Professional Fees	2,582	0	2,982	0
Professional Fees-Auditor	750	750	1,500	1,500
Rent-Note D	750	750	1,500	1,500
Telephone	60	189	180	298
Total Expense	27,529	19,995	45,941	40,875
Net Income(Loss)	(21,079)	255	(18,041)	(375)

Net income (loss) per share-Note E	($0.02)	$0.00	($0.02)	$0.00

Weighted Average Shares Basic and Diluted	1,201,667	1,200,000	1,200,833	1,200,000

See accompanying notes and accountant's report.

Wes Consulting, Inc.

Statement of Cash Flows

For the Six Months Ended June 30,

(UNAUDITED)

	2009	2008
OPERATING ACTIVITIES:
Net Income(Loss)	($18,041)	($375)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	219	378
Increase (Decrease) in:
Accounts Receivable	15,000	(1500)
Accrued Expenses	(150)	(3,300)
Net cash provided (used) by Operating Activities	(2,972)	(4,797)
INVESTING ACTIVITIES:
Net cash provided (used) by Investing Activities	0	0
FINANCING ACTIVITIES:
Issuance of common stock	50
Shareholder Loans	4,522	4,246
Net cash provided (used) by Financing Activities	4,572	4,246
Net increase(decrease) in cash & cash equivalents	1,600	(551)
Cash & cash equivalents at beginning of period	2,613	1,875
Cash & cash equivalents at end of period	$4,213	$1,234

 See accompanying notes and accountant's report.

WES CONSULTING, INC.

Notes to Financial Statements

June 30, 2009 and June 30, 2008

(UNAUDITED)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated February 25, 1999 in the State of Florida.  The Company is in the business of consulting and commercial property management.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2009 and June 30, 2008; (b) the financial position at June 30, 2009 and (c) cash flows for the six month periods ended June 30, 2009 and June 30, 2008, have been made.

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

NOTE E – EARNINGS(LOSS) PER COMMON SHARE

For the six months ended June 30, 2009 earnings (Loss) per common share of ($.02) were calculated based on a net loss numerator of ($18,041) divided by a denominator of 1,200,833 weighted-average shares of outstanding common stock outstanding at June 30, 2009.  For the six months ended June 30, 2008 earnings (Loss) per common share of $.00 were calculated based on a net income numerator of ($375) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at June 30, 2008. There are no share equivalents.

NOTE F- SUBSEQUENT EVENTS

On July 24, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired nine hundred seventy-two thousand (972,000) shares of the Company’s common stock.  The transaction closed on August 11,  2009.  Following the transaction, Belmont Partners, LLC controls approximately 80.66% of the Company’s outstanding capital stock.  In addition, as part of this transaction, the Company’s majority shareholder agreed to cancel a debt in the amount of $ 31,382 and release the company from further liability pursuant to the loan.

On July 23, 2009, Joseph Meuse was appointed to the Board of Directors as well as  President and Secretary of the Company.   On the same date, Sanford Barber and Carol Barber resigned from all positions held in the Company.  On August 5, 2009, Thomas Burress resigned from all positions held in the Company.

Set forth below is certain biographical information regarding the New Director and Officer:

Appointment of Joseph Meuse:  Director, President and Secretary of the Company.

Joseph Meuse, age 39, resides in Warrenton, VA.  Mr. Meuse has been involved with corporate restructuring since 1995.  He is the Managing Member of Belmont Partners, LLC and was previously a Managing Partner of Castle Capital Partners. Additionally, Mr. Meuse maintains a position as a Board Member of numerous public companies.  Mr. Meuse attended the College of William and Mary.

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

Results of Operations

General

The following table shows our revenues, expenditures and net income for the period ended June 30, 2009 and June 30, 2008.

Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
June 30, 2009	$ 27,900	$ 45,941	$ (18,041)
June 30, 2008	$ 40,500	$ 40,875	$ (375)

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

Operating Results for the three months Ended June 30, 2009 Compared To June 30, 2008 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Wes Consulting, Inc.

Statement of Operations

For the:

	3 months ended	3 months ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	Change	% Change
Revenue:
Consulting Income-NTT Quaris	0	15,000	-15,000	-100%
Property Management Fees-Note C	6,450	5,250	1,200	18%
Total Income	6,450	20,250	-13,800	-68%
Operating Expenses:
Automobile Expense	500	600	-100	-16%
Bank Service Charges	45	30	15	33%
Depreciation Expense	110	188	-78	-41%
Dues and Subscriptions	273	243	30	11%
Internet & Computer	273	165	108	39%
Meals and Entertainment	165	512	-347	-68%
Office Supplies	19	63	-44	-70%
Officer's Salary	22,000	16,500	5,500	25%
Licenses and Permits	0	0	138	87%
Meetings & Travel	324	0	0	0%
Postage and Delivery	0	5	-5	-100%
Professional Fees	2,582	0	2,582	100%
Professional Fees-Auditor	750	750	0	0%
Rent-Note D	750	750	0	0%
Telephone	60	189	-129	-68%
Total Expense	27,529	19,995	7,534	27%
Net Income(Loss)	(21,079)	255	-21,334	-100%

Net income (loss) per share-Note E	($0.02)	($0.00)	-.02	(100%)

Weighted Average Shares Basic and Diluted	1,205,000	1,200,000	5,000.004%

Revenues. For the three months ended June 30, 2009, revenues were $6,450, compared to $20,250 for the three months ended June 30, 2008.  The decrease in revenues was due to the loss of our consulting income due to the cancellation of our contract with NTT Quaris effective March 31, 2009.

Total Expenses. Total Expenses increased by $7,534 to $27,529 for the three months ended June 30, 2009 from $ 19,995 for the three months ended June 30, 2008. The increase in expenses of $7,534 is largely due to the increase in officer’s salary and professional fees.

Net Income (Loss). For the three months ended June 30, 2009 , we had a loss of ($21,079) and for the three months ended June 30, 2008, we had profits of $255.  The decrease in profitability is due primarily to the loss of our consulting income and increase in the Officer’s Salary and professional fees.

Provision for Income Taxes.  No provision for income taxes was made in the three or six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009 we had cash and cash equivalents of $4,213.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of June 30, 2009, we have been unsuccessful in our endeavors to obtain investors.  We are exploring other options to raise capital.  We have located a consultant to assist the company in raising additional capital or completing a business combination to increase shareholder value.  As of the date of this report we have not entered into any agreements with any company regarding a possible business combination, but we currently are considering a business combination which was brought to us by our consultant.

Cash Flow for six months ended June 30, 2009 compared to June 30, 2008 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Wes Consulting, Inc.

Statement of Cash Flows

For the:

	6 months ended	6 months ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Income(Loss)	($18,041)	($375)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	219	378
Changes in Operating Assets and Liabilities:
Accounts Receivable	15,000	(15,000)
Accrued Expenses	(150)	(3,300)
Net cash provided (used) by Operating Activities	(2,972)	(4,797)
FINANCING ACTIVITIES:
Shareholder Loans	4,522	4,246
Issuance of common stock	50
Net cash provided (used) by Financing Activities	4,572	4,246
INVESTING ACTIVITIES:
Net cash provided (used) by Investing Activities	0	0
Net increase(decrease) in cash & cash equivalents	1,600	(551)
Cash & cash equivalents at beginning of period	2,613	1,875
Cash & cash equivalents at end of period	$4,213	$1,324

Operating Activities.  For the six months ended June 30, 2009 and 2008, our operating activities used ($2,972) and ($4,797) respectively.  This decrease in cash used by operating activities was primarily due to a decrease in Accrued Expenses.

Investing Activities.  As we had no investing activity for the six month period ended June 30, 2009 or the six month period ended June 30, 2008.

Financing Activities.  Net cash provided by financing activities in the six month periods ended June 30, 2009 and 2008 totaled $4,572 and $4,246, respectively. The increase in the cash provided by financing activities was due to an increased in cash provided by stockholder loans.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (" FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits nor was any interest expense recognized during the period.

In December 2007, the Financial Accounting Standards Board issued Statement of SFAS No. 141(revised 2007), Business Combinations , which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements , and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as non-controlling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the dace of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities .  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

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

ITEM 4T.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

WES CONSULTING, INC.

Dated: August 12, 2009	/s/Joseph J. Meuse
Joseph J. Meuse
Chief Executive Officer

Dated: August 12, 2009	/s/Joseph J. Meuse
Joseph J. Meuse
Chief Financial Officer

EXHIBIT 31.1

Certification of

 Principal Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph Meuse, President and Chief Executive Officer of WES Consulting, Inc., a Florida corporation (the "Registrant"), certify that:

1.     I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.     The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 12, 2009

/s/ Joseph J. Meuse

 Joseph J. Meuse

 Principal Executive Officer

EXHIBIT 31.2

Certification of

 Principal Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph J. Meuse, President and Chief Financial Officer of WES Consulting, Inc., a Florida corporation (the "Registrant"), certify that:

1.     I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 12, 2009

/s/ Joseph J. Meuse

 Joseph J. Meuse

 Principal Financial Officer

EXHIBIT 32

 Section 1350 Certifications

STATEMENT FURNISHED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned are the Chief Executive Officer and Principal Financial Officer of WES Consulting, Inc. This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of Wes Consulting, Inc. for the six months ended June 30, 2009.

The undersigned certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Wes Consulting, Inc. as of June 30, 2009.

This Certification is executed as of August 12, 2009.

By: /s/ Joseph J. Meuse

 Joseph J. Meuse

 President and Chief Executive Officer

 (Principal Executive Officer)

By: /s/ Joseph J. Meuse

 Joseph J. Meuse

 Chief Financial Officer

 (Principal Financial Officer)

A signed original of this written statement required by Section 906 has been provided to WES Consulting, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

_______________________________________________

 Created by 10KWizard     www.10KWizard.comSource: WES Consulting, Inc., 10-Q, August 12, 2009