Form 10-Q
period 2009-09-30
WES Consulting, Inc.
filed 2009-11-18
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2009
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From __________to ____________

Commission File Number 333-141022

WES Consulting, Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	59-3581576
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

2745 Bankers Industrial Drive, Atlanta, GA 30360
 (Address of principal executive offices)

(770) 246-6400
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of November 13, 2009, there were 61,915, 981 shares outstanding of the registrant’s common stock.

WES Consulting, Inc.

FORM 10-Q

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
WES CONSULTING, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
 (Unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$229,355	$1,819,846
Accounts receivable, net of allowance for doubtful accounts of $15,178 at September 30, 2009 and $5,740 at June 30, 2009	431,303	346,430
Inventories	774,544	700,403
Prepaid expenses	146,777	95,891
Total current assets	1,581,979	2,962,570

Equipment and leasehold improvements, net	1,174,456	1,135,992
Other assets	—	—
Total assets	$2,756,435	$4,098,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$1,666,212	$2,247,845
Accrued compensation	121,501	154,994
Accrued expenses and interest	76,162	145,793
Revolving line of credit	—	171,433
Current portion of long-term debt	152,318	145,481
Credit card advance	102,609	198,935
Total current liabilities	2,118,802	3,064,481
Long-term liabilities:
Note payable – equipment	58,110	72,812
Leases payable	202,814	225,032
Notes payable – related party	105,948	157,330
Convertible note payable – shareholder, net of discount of $141,729	483,271	285,750
Unsecured lines of credit	119,071	124,989
Deferred rent payable	351,454	356,308
Less: current portion of long-term debt	(152,318)	(145,481)
Total long-term liabilities	1,168,350	1,076,740
Total liabilities	3,287,152	4,141,221

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred Stock, $.0001 par value, 10,000,000 shares Authorized, 4,300,000 shares issued and outstanding on September 30 and June 30, 2009, liquidation preference of $1,000,000	430	430
Common stock of $0.01 par value, shares authorized 175,000,000; 61,915,981 shares issued and outstanding at September 30, 2009 and 62,137,981 shares issued and outstanding at June 30, 2009	619,160	621,380
Additional paid-in capital	4,889,401	4,685,219
Accumulated deficit	(6,039,708)	(5,349,688)
Total stockholders’ equity (deficit)	(530,717)	(42,659)

Total liabilities and stockholders’ equity	$2,756,435	$4,098,562

See accompanying Notes to Consolidated Condensed Financial Statements.

WES CONSULTING, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,
	2009	2008

NET SALES	$2,039,292	$2,666,072
COST OF GOODS SOLD	1,376,816	1,828,988
Gross Profit	662,476	837,084

OPERATING EXPENSES:
Advertising and Promotion	178,132	260,780
Other Selling and Marketing	251,970	305,552
General and Administrative	444,119	484,134
Depreciation	58,749	76,123
Total operating expenses	932,970	1,126,589

Loss from operations	(270,494)	(289,505)

OTHER INCOME (EXPENSE):
Interest income	3,388	1,123
Interest (expense) and financing costs	(59,968)	(62,888)
Gain on forgiveness of debt	31,179	—
Expenses related to reverse acquisition	(394,125)	—
Total other expense, net	(419,526)	(61,765)

Loss before income taxes	(690,020)	(351,270)

PROVISION (BENEFIT) FOR INCOME TAXES	—	—

NET LOSS	$(690,020)	$(351,270)

NET LOSS PER SHARE:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	62,070,416	46,200,001
Diluted	62,070,416	46,200,001

See accompanying Notes to Consolidated Condensed Financial Statements.

WES CONSULTING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(690,020)	$(351,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	58,749	76,123
Amortization of debt discount	5,358	—
Loss on disposal of assets	475	—
Expenses related to reverse acquisition	394,125	—
Gain on forgiveness of debt	(31,179)	—
Deferred rent payable	(4,854)	14,433
Changes in operating assets and liabilities:
Accounts receivable	(84,873)	(72,582)
Inventories	(74,141)	(20,890)
Prepaid expenses and other assets	(50,886)	(12,497)
Accounts payable	(581,633)	161,755
Accrued compensation	(33,493)	(56,274)
Accrued expenses and interest	(69,631)	18,876
Net cash used in operating activities	(1,162,003)	(242,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(97,688)	(14,783)
Cash used in investing activities	(97,688)	(14,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving line of credit	(171,433)	(567,908)
Borrowings under revolving line of credit	—	579,357
Proceeds from credit card cash advance	—	350,000
Repayment of credit card cash advance	(96,326)	(76,293)
Repayment of unsecured line of credit	(5,918)	(5,193)
Repayment of loans from related parties	(20,203)	—
Borrowings from related party loans	—	56,447
Principal payments on notes payable and capital leases	(36,920)	(48,855)
Cash (used in) provided by financing activities	(330,800)	287,555

Net (decrease) increase in cash and cash equivalents	(1,590,491)	30,446

Cash and cash equivalents at beginning of period	1,819,846	90,843

Cash and cash equivalents at end of period	$229,355	$121,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57,358	$49,387
Income taxes	$—	$—

See accompanying Notes to Consolidated Condensed Financial Statements.

WES CONSULTING, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
As of September 30, 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview – The Company was incorporated February 25, 1999 in the State of Florida.  Until October 19, 2009, the Company was in the business of consulting and commercial property management.  On October 19, 2009 (the “Closing Date”), the Company entered into a Merger and Recapitalization Agreement (the “Agreement”) with Liberator, Inc., a Nevada corporation (“Liberator”).  Pursuant to the Agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).

On the Closing Date, each issued and outstanding share of the common stock of Liberator (the “Liberator Common Shares”) were converted, into one share of the Company’s common stock, $0.01 par value, which, after giving effect to the Merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the Company (the “WES Common Stock”).  Pursuant to the Agreement, each Series A Preferred Share of Liberator (the “Liberator Preferred Shares”) were to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Agreement (the “WES Preferred Stock”).  On the Closing Date, the Company was not authorized to issue any preferred stock and therefore pursuant to the agreement, it was agreed that the Company will file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Agreement.  As of the Closing Date, Liberator owned eighty-one point seven (80.7%) percent of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the transactions contemplated by the Agreement, the WES Common Stock owned by Liberator prior to the Agreement was cancelled.

The Agreement has been accounted for as a reverse merger, and as such the historical financial statements of Liberator are being presented herein with those of the Company.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

 Liberator, Inc. (formerly known as Remark Enterprises, Inc.) was founded in Nevada on October 31, 2007.  Liberator’s executive offices are located at 2745 Bankers Industrial Drive, Atlanta, Georgia 30360.  Liberator is a Georgia-based sexual wellness retailer, providing goods and information to customers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life.

Liberator, Inc is the creator and exclusive manufacturer of LIBERATOR®, a luxury lovestyle brand that celebrates intimacy by inspiring romantic imagination. Established with the conviction that sensual pleasure and fulfillment are essential to a well-lived life, LIBERATOR Bedroom Adventure Gear empowers exploration, fantasy and the communication of desire, for persons of all shapes, sizes and abilities. Products include LIBERATOR Shapes and positioning systems, original lingerie, couture latex and exotic dress-up fashions, and sensual accessories for the body and home décor.

Liberator, Inc. is currently housed in a 140,000 sq. ft. vertically integrated manufacturing facility in a suburb of Atlanta, Georgia. Liberator has grown to over 100 employees, with products being sold directly to consumers and through hundreds of domestic resellers, on-line affiliates and licensees worldwide.

Going Concern – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $690,020 and $351,270 for the three months ended September 30, 2009 and 2008, respectively, and as of September 30, 2009 the Company has an accumulated deficit of $530,717 and a working capital deficit of $536,823.
In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.  Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

These actions include initiatives to increase gross profit margins through improved production controls and reporting. To that end, the Company recently implemented a new Enterprise Resource Planning (ERP) software system. We also plan to reduce discretionary expense levels to be better aligned with current revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic development plans we have identified will require approximately $2,300,000 of funding. We expect to invest approximately $500,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,300,000 with a combination of anticipated cash flow from operations over the next twelve months as well as cash on hand and cash raised through equity and debt financings.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  However, management cannot provide any assurances that the Company will be successful in accomplishing these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
 These consolidated financial statements include the accounts and operations of Liberator, Inc. and our wholly-owned domestic operating subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc.   Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended December 31, 2008 filed on February 18, 2009 and Amendment to Form 10-K filed on May 28, 2009. In addition, these consolidated condensed financial statements and notes should also be read in conjunction with the Company’s Current Report on Form 8-K filed on October 22, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the period reported.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: asset impairment; income taxes; tax valuation reserves; restructuring reserve; loss contingencies; allowances for doubtful accounts; share-based compensation; and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” (“SAB No. 104”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.

The Company records product sales net of estimated product returns and discounts from the list prices for its products. The amounts of product returns and the discount amounts have not been material to date. The Company includes shipping and handling costs in cost of product sales.

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
            The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At September 30, 2009, accounts receivable totaled $431,303 net of $15,178 in the allowance for doubtful accounts.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead.

Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of September 30, 2009, substantially all of our cash and cash equivalents were managed by a number of financial institutions.  As of September 30, 2009 our cash and cash equivalents with certain of these financial institutions exceed FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

Fair Value of Financial and Derivative Instruments
The Company values its financial instruments in accordance with new accounting guidance on fair value measurements which, for certain financial assets and liabilities, requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

At September 30, 2009, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs
Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $52,658 at September 30, 2009 and $57,625 at June 30, 2009. Advertising expense for the three months ended September 30, 2009 and 2008 was $178,132 and $260,780, respectively.

Research and Development
Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $51,522 for the three months ended September 30, 2008 and $31,120 for the three months ended September 30, 2009. Research and development costs are included in general and administrative expense.

Shipping and Handling
Net sales for the three months ended September 30, 2009 and 2008 includes amounts charged to customers of $162,938 and $301,803, respectively, for shipping and handling charges.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated service lives for financial reporting purposes.

Expenditures for major renewals and betterments which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gain or loss is recognized currently.

Operating Leases
The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at September 30, 2009 is $351,454.  The Rent expense under this lease for the three months ended September 30, 2009 and 2008 was $80,931.

Income Taxes
The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is based on the Company’s best estimate of the recoverability of its deferred tax assets. On January 1, 2007, the Company adopted new accounting guidance for the accounting for uncertainty in income tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and provide guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The accounting guidance requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position.

Segment Information
During the three months ended September 30, 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for transfers of financial assets. The new guidance removes the concept of a qualifying special-purpose entity and removes a certain exception from applying previous FASB interpretations on the consolidation of variable interest entities to qualifying special-purpose entities. The new guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company has not yet adopted the new guidance and does not expect that the new guidance will have any impact on the Company’s financial statements.

In June 2009, the FASB issued new accounting guidance on accounting for the consolidation of variable interest entities. The guidance amends certain previously existing guidance for determining whether an entity is a variable interest entity, requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. An identified primary beneficiary of a variable interest entity is an enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. The new guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company has not yet adopted the new guidance and does not expect that the new guidance will have any impact on the Company’s financial statements.

Recently Adopted Accounting Pronouncements
 In June 2009, the FASB issued the FASB accounting standards codification and the hierarchy of generally accepted accounting principles. The primary purpose of this new accounting guidance is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The new guidance does not change or alter existing GAAP. The new guidance is effective for annual and interim periods ending after September 15, 2009. The Company adopted the new guidance on July 1, 2009 and determined it did not have a material impact on the Company’s financial statements.

Earnings (Loss) Per Share of Common Stock
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2009 and September 30, 2008 are as follows:

	Three Months Ended September 30, 2009
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic loss per share	$690,020	62,070,416	$0.01
Dilutive effect of common stock equivalents	—	—	—
Diluted loss per share	$690,020	62,070,416	$0.01

	Three Months Ended September 30, 2008
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic loss per share	$351,270	46,200,001	$0.01
Dilutive effect of common stock equivalents	—	—	—
Diluted loss per share	$351,270	46,200,001	$0.01

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 5,650,849 and 4,400,849 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three months ended September 30, 2009 and 2008, respectively.

NOTE 3 –  INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following:

	September 30, 2009	June 30, 2009

Raw materials	$358,611	$366,355
Work in process	156,886	176,637
Finished goods	259,047	157,411

	$774,544	$700,403

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 151, fixed production related costs of approximately $5,279 and $0 were charged to cost of sales for the quarters ended September 30, 2009 and 2008, respectively, due to below normal production capacity in the most recent quarter.

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Factory Equipment	7 to 10 years
Furniture and fixtures, computer equipment and software	5 to 7 years
Leasehold improvements	7 to 10 years

Equipment and leasehold improvements consist of the following:

	September 30, 2009	June 30, 2009

Factory Equipment	$1,507,821	$1,506,147
Computer Equipment and Software	757,249	669,179
Office Equipment and Furniture	166,996	166,996
Leasehold Improvements	316,333	312,433
	2,748,399	2,654,755
Less accumulated depreciation and amortization	(1,573,943)	(1,518,763)
Construction-in-progress	-	-
Equipment and leasehold improvements, net	$1,174,456	$1,135,992

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2009.

NOTE 5 – NOTE PAYABLE - EQUIPMENT

            Note payable – equipment, at September 30 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
Note payable to Fidelity Bank in monthly installments of $5,364 including interest at 8%, maturing October 25, 2010, secured by equipment	$58,110	$72,812
Less: Current Portion	(58,110)	(61,244)
Long-term Note Payable	$–	$11,568

The schedule of minimum maturities of the note payable for fiscal years subsequent to June 30, 2009 is as follows:

Year ending June 30,
2010 (nine months)	$51,866
2011	6,244
Total note payments	$58,110

NOTE 6  –  REVOLVING LINE OF CREDIT

On March 19, 2008, the Company (Liberator, Inc.) entered into a loan agreement for a revolving line of credit with a commercial finance company which provides credit to 85% of accounts receivable aged less than 90 days up to $500,000 and eligible inventory (as defined in the agreement) up to a sub-limit of $220,000, such inventory loan not to exceed 30% of the accounts receivable loan. Borrowings under the agreement bear interest at the Prime rate plus two percent (5.25 percent at June 30, 2009), payable monthly, plus a monthly service charge of 1.25% to 1.5%, depending on the underlying collateral.  At September 30, 2009 and June 30, 2009, the balance owed under the revolving line of credit was $0 and $171,433, respectively.

On November 10, 2009, the Company entered into a loan agreement for a revolving line of credit with a different commercial finance company which provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus six percent (9.25 percent as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 7 – CREDIT CARD ADVANCE

On July 2, 2008 the Company received $350,000 from a finance company under the terms of a credit facility that is secured by the Company's future credit card receivables.  Terms of the credit facility require repayment on each business day of principal and interest at a daily rate of $1,507 over a twelve month period. The credit facility had a financing fee of 12% (equal to $42,000) on the principal amount, which equates to an effective annual interest rate of 21.1%.  The credit facility is personally guaranteed by the Company's CEO and majority shareholder, Louis Friedman.  On June 3, 2009, the Company borrowed an additional $200,000 under this credit facility. Terms of the current loan require repayment on each business day of principal and interest at a daily rate of $1,723.08 over a six month period. The current loan has a financing fee of 12% (equal to $24,000) on the principal amount, which equates to an effective annual interest rate of 43.2%.  The amount owed on the credit card advance was $102,609 at September 30, 2009 and $198,935 at June 30, 2009.

NOTE 8 – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are personally guaranteed by Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 12% to 18%. The aggregate amount owed on the three unsecured lines of credit was $119,071 at September 30, 2009 and $124,989 at June 30, 2009.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at September 30, 2009 was $351,454 and $337,155 at June 30, 2009. The rent expense under this lease for the three months ended September 30, 2009 and 2008 was $80,931.

The lease for the facility requires the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010. The majority shareholder agreed to provide this standby letter of credit on the Company's behalf.  Upon expiration of the initial letter of credit, a letter of credit in the amount of $25,000 in lieu of a security deposit is required to be provided.

The Company leases certain material handling equipment under an operating lease.  The monthly lease amount is $4,082 per month and expires September 2012.

The Company also leases certain warehouse equipment under an operating lease.  The monthly lease is $508 per month and expires February 2011.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $144 per month and expires January 2013.

Future minimum lease payments under non-cancelable operating leases at September 30, 2009 are as follows:

Year ending June 30,
2010 (nine months)	$245,202
2011	413,263
2012	420,348
2013	395,798
2014	391,685
Thereafter through 2016	1,002,816

Total minimum lease payments	$2,869,112

Capital Leases
The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note 5 and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2009:

Year ending June 30
2010 (nine months)	$62,215
2011	77,010
2012	33,974
2013	22,930
2014	6,835
Present value of capital lease obligations	$202,964
Imputed interest	40,631
Future minimum lease payments	$243,595

Common Stock Issuance
On September 2, 2009, Liberator, Inc. acquired the majority of the issued and outstanding common stock of  the Company in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Liberator, Inc. (“Liberator” or the “Purchaser”) and Belmont Partners, LLC, a Virginia limited liability company (“Belmont” or the “Seller”) and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Liberator acquired 972,000 shares ( 80.7%)of the  Company from the Seller for a total of two hundred and forty thousand and five hundred dollars ($240,500) in addition to the issuance of two hundred and fifty thousand (250,000) warrants to Belmont purchase an equal number of shares of the Company’s common stock with an exercise price of twenty five cents ($0.25), the issuance to Belmont of a total of one million  five hundred thousand (1,500,000) shares of the Company’s common stock with seven hundred and fifty thousand (750,000) shares delivered on the Closing Date and the balance of seven hundred fifty thousand (750,000) shares delivered on the one (1) year anniversary of the Closing Date (collectively, the “Purchase Price”).

The Company will deliver 750,000 shares of common stock one (1) year from the date of closing (the “Anniversary Stock”), provided, however, that in the event that the Company or the Buyer makes a claim for indemnification pursuant to Section 7(a) of the Stock Purchase Agreement prior to the one (1) year anniversary, the number of shares of the Anniversary Stock shall be reduced by the result of the following amount: (a) the amount of the indemnity claim pursuant to Section 7(a); divided by (b) the five (5) day average price per share as quoted on the OTCBB or other electronic quotation system.  The cost of the Anniversary Stock issuance will be recognized at the time of issuance.

NOTE 10–  INCOME TAXES

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control which could result in a substantial reduction to the previously reported net operating losses at June 30, 2009; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of September 30, 2009, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of September 30, 2009, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examination by tax authorities for tax years before 2002.

NOTE 11 – EQUITY

Common Stock– The Company’s authorized common stock was 175,000,000 shares at September 30, 2009 and June 30, 2009.  Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2009 and June 30, 2009, the Company had reserved the following shares of common stock for issuance:

	September 30,	June 30,
(in shares)	2009	2009
Non-qualified stock options	438,456	438,456
Shares of common stock subject to outstanding warrants	2,712,393	2,462,393
Share of common stock issuance upon conversion of Series A Convertible Preferred Stock (convertible after July 1, 2011)	4,300,000	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	2,500,000	1,500,000
Total shares of common stock equivalents	9,950,849	8,700,849

In connection with the purchase of majority control of the Company by Liberator on September 2, 2009, the Company issued 750,000 shares of common stock to Belmont Partners LLC upon the closing of the transaction and agreed to issue an additional 750,000 share on the one-year anniversary of the transaction upon the non-occurrence of certain events. The fair market value of the 750,000 shares of common stock issued was determined to be $187,500 ($.25 per share) and was charged to expense during the three months ended September 30, 2009.

Preferred Stock – On October 19, 2009 (the “Closing Date”), the Company entered into a Merger and Recapitalization Agreement (the “Agreement”) with Liberator, Inc., a Nevada corporation (“Liberator”).  Pursuant to the Agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).

Pursuant to the Agreement, each Series A Preferred Share of Liberator (the “Liberator Preferred Shares”) were to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Agreement (the “WES Preferred Stock”).  On the Closing Date, the Company was not authorized to issue any preferred stock and therefore pursuant to the agreement, it was agreed that within ten (10) days of the Closing Date the Company will take the appropriate steps to file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Agreement.  The WES Preferred Stock will have the same rights and preferences as the Liberator Preferred Shares and will be convertible into 4,300,000 shares of common stock after July 1, 2011.

At such time as the Company has filed an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, the Company will have 10,000,000 million shares of Preferred Stock, par value $.0001 with 4,300,000 shares of preferred stock designated as Series A Convertible Preferred Stock.

Warrants – As of September 30, 2009, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within five years of September 30, 2009.

The Company issued 2,462,393 warrants during fiscal 2009 in conjunction with the reverse merger with OneUp Innovations. All of these warrants are exercisable immediately and expire five years from the date of issuance, June 26, 2014. These warrants were valued using a volatility rate of 25% and a risk-free interest rate of 4.5%, as more fully described below:

1.
A total of 1,462,393 warrants were issued for services rendered by the placement agent in the private placement that closed on June 26, 2009. These warrants have fixed exercise prices of $.50 per share (292,479 warrants), $.75 per share (292,479 warrants) and $1.00 per share (877,435 warrants.) The Company valued these warrants at $8,716 using the above assumptions and the expense was fully recognized during fiscal 2009.

2.
A total of 1,000,000 warrants were issued to Hope Capital at a fixed exercise price of $.75. The Company valued the warrants at $4,500 using the above assumptions and the expense was fully recognized during fiscal 2009.

During the three months ended September 30, 2009, the Company issued 250,000 warrants to Belmont Partners LLC in conjunction with the purchase of majority control by Liberator, Inc. to purchase 250,000 shares of common stock at a fixed price of $.25 per share. The warrants were fully vested when granted and expire on September 2, 2012.  These warrants were valued using a volatility rate of 25%, a risk-free interest rate of 4.5% and a fair market value on the date of grant of $.25.  The warrants were valued at $14,458 and were expensed as an expense related to the reverse acquisition during the three months ended September 30, 2009.

NOTE 12 – RELATED PARTIES

On June 30, 2008, the Company had a subordinated note payable to the majority shareholder and CEO in the amount of $310,000 and the majority shareholder's wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948.  On June 26, 2009, in connection with the merger into Remark Enterprises, Inc., the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to Series A Convertible Preferred Stock.  Interest during fiscal 2009 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $34,647. The interest accrued on these notes for the year ended June 30, 2008 was $47,576. The accrued interest balance on these notes, as of June 30, 2009, was $8,210. The notes are subordinate to all other credit facilities currently in place.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of Remark Enterprises before the reverse merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of September 30, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $83,896.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. Hope Capital is a shareholder of the Company and was the majority shareholder of Remark Enterprises before the reverse merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of September 30, 2009, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $57,833.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 13 – REVERSE ACQUISITION COSTS

Expenses related to the reverse acquisition of Liberator, Inc. during the first quarter of fiscal 2010 totaled $394,125.  This item consists of $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital, $14,458 for the fair market value of the warrant to purchase 250,000 shares issued to Belmont Partners LLC, and $187,500 for the fair market value of the 750,000 Company shares issued to Belmont Partners LLC.  All of the expenses related to the reverse acquisition included in other income (expense) are non-cash expenses.

NOTE 14 – SUBSEQUENT EVENTS

On November 10, 2009, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company which provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus six percent (9.25 percent as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

 This Report and other presentations made by WES Consulting, Inc. ("WES") and its subsidiaries contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects," "anticipates," "intends," "plan," "believes," "predicts", "estimates" or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning Liberator and its subsidiaries (collectively, the "Company"), the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

        Forward-looking statements speak only as of the date of the Report, presentation or filing in which they are made. Except to the extent required by the Federal Securities Laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this Report include, but are not limited to:

•	statements relating to our business strategy;

•	statements relating to our business objectives; and

•	expectations concerning future operations, profitability, liquidity and financial resources.

        These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	competition from other sexual wellness retailers and adult-oriented websites;

•	our ability to generate significant sales revenue from magazine, radio and television advertising;

•	our ability to maintain our brands;

•	unfavorable economic and market conditions;

•	our reliance on credit cards as a form of payment;

•	our ability to keep up with new technologies and remain competitive;

•	our ability to continue as a going concern;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	security breaches may cause harm to our systems;

•	supply interruptions from raw material vendors:

•	our ability to enforce and protect our intellectual property rights;

•	we may be subject to claims that we have violated the intellectual property rights of others;

•	the loss of our main data center or other parts of our infrastructure;

•	systems failures and interruptions in our ability to provide access to our websites and content;

•	companies providing products and services on which we rely may refuse to do business with us;

•	changes in government laws affecting our business;

•	we may not be successful in integrating any future acquisitions we make;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	restrictions to access on the internet affecting traffic to our websites;

•	risks associated with currency fluctuations; and

•	risks associated with litigation and legal proceedings.

•	other risks or uncertainties described elsewhere in this Report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

You should read the following description of WES’s financial condition and results of operations in conjunction with the financial statements and accompanying notes.

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change

Net sales:	$2,039,292	$2,666,072	(24)%
Gross profit	$662,476	$837,084	(21)%
Loss from operations	$(270,494)	$(289,505)	7%
Diluted (loss) per share	$(0.01)	$(0.01)	—

Net Sales by Channel:	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change

Direct	$1,169,788	$1,387,227	(16)%
Wholesale	$685,363	$950,723	(28)%
Other	$184,141	$328,122	(44)%
Total Net Sales	$2,039,292	$2,666,072	(24)%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Three Months Ended September 30, 2009%		Three Months Ended September 30, 2008%		Change

Direct	$501,884	43%	$565,234	41%	(11)%
Wholesale	$183,715	27%	$193,627	20%	(5)%
Other	$(23,123)	(13)%	$78,223	24%	(130)%
Total Gross Profit	$662,476	32%	$837,084	31%	(21)%

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

Net sales for the three months ended September 30, 2009 decreased from the comparable prior year period by $626,780, or 24%.  The decrease in sales was experienced in all sales channels. Consumer sales decreased from $1,387,227 in the first quarter of fiscal 2009 to $1,169,788 in the first quarter of fiscal 2010, a decrease of approximately 16%, or $217,439.  One of the most frequent consumer discount offers during the three months ended September 30, 2009 was “free” or significantly reduced shipping and handling, which accounts for the decrease in the Other category revenue and gross profit from the prior year comparable period.  Sales to Wholesale customers had the largest decrease during the first quarter from the prior year first quarter, both in dollars and as a percentage, decreasing 28% or $265,360. Sales to wholesale customers is expected to increase during the second quarter of fiscal 2010 (the three months ended December 31, 2009) as a result of new accounts being added and as wholesale customers increase their inventory levels prior to the Christmas holiday. We attribute the overall decrease in sales to the current economic uncertainty and overall decreases in domestic consumer spending, as our products are typically a discretionary purchase.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Gross margin as a percentage of sales increased slightly to 32% for the three months ended September 30, 2009 from 31% in the comparable prior year period.  This is primarily the result of an increase in the proportion of higher margin Direct to consumer sales to total net sales during the quarter from the comparable prior year period. Direct to consumer sales accounted for 57% of total net sales, compared to 52% in the prior year first quarter. In addition, the gross profit margin on Direct to consumer sales increased to 43% during the three months ended September 30, 2009 from 41% in the comparable prior year period.  Gross profit on the Wholesale sales increased as a result of a price increase that was implemented during the third quarter of fiscal 2009.  The Gross profit on the Other category decreased from a positive $78,223 to a negative margin of $23,123 as a result of the “free” or reduced shipping and handling charge promotions that were offered during the first quarter of fiscal 2010.  In the current economic environment, we anticipate the need to continue to offer “free” or reduced shipping and handling to consumers as a promotional tool.

Total operating expenses for the three months ended September 30, 2009 were 46% of net sales, or $932,970, compared to 42% of net sales, or $1,126,589, for the same period in the prior year.  This 17% decrease in operating expenses was the result of lower expenses in all categories including advertising and promotion costs, other selling and marketing costs, general and administrative costs and depreciation expense.

Advertising and promotion expenses decreased by 32% (or $82,648) from $260,780 in the first quarter of fiscal 2009 to $178,132 in the first quarter of fiscal 2010.  Advertising and promotion expenses were reduced during the first quarter of fiscal 2010 as part of an on going program to improve the targeting, timing and effectiveness of advertising spending.  Other Selling and Marketing costs decreased 18% (or $53,582) from the first quarter of fiscal 2009 to the current quarter of fiscal 2010, primarily as a result of lower professional fees and graphic services cost which was partially offset by higher trade show and travel costs.

General and administrative costs decreased by 8% (or $40,015) from $484,134 in the first quarter of fiscal 2009 to $444,119 in the first quarter of fiscal 2010. This was primarily the result of lower utility costs and lower product development payroll related costs during the current year first quarter.

Other income (expense) during the first quarter increased from expense of ($61,765) in fiscal 2009 to expense of ($419,526) in fiscal 2010.  Interest (expense) and financing costs in the current quarter included $5,358 from the amortization of the debt discount on the convertible note. Expenses related to the reverse acquisition of Liberator, Inc. during the first quarter of fiscal 2010 totaled $394,125.  This item consists of $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital, $14,458 for the fair market value of the warrant to purchase 250,000 shares issued to Belmont Partners LLC, and $187,500 for the fair market value of the 750,000 Company shares issued to Belmont Partners LLC.  All of the expenses related to the reverse acquisition included in other income (expense) are non-cash expenses.

No expense or benefit from income taxes was recorded in the three months ended September 30, 2009 or 2008.  The Company does not expect any U.S. Federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

The Company had a net loss of $690,020, or ($0.01) per diluted share, for the three months ended September 30, 2009 compared with a net loss of $351,270, or ($0.01) per diluted share, for the year ended September 30, 2008.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, costs associated with new product introductions and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which it operates and sells.  A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased $1,590,491 to $229,355 at September 30, 2009 from $1,819,846 at June 30, 2009. This decrease in cash resulted from cash used in operating activities of $1,162,003, cash used in investing  activities of $97,688, and by cash used in financing activities of $330,800, as more fully described below.

Cash used in operating activities for the three months ended September 30, 2009 represents the results of operations adjusted for non-cash depreciation ($58,749) and the non-cash deferred rent accrual reversal $4,854, the non-cash expenses related to the reverse acquisition of $394,125, a non-cash gain on the forgiveness of debt of $31,179. Changes in operating assets and liabilities include an increase in accounts receivable of $84,873, and increase in inventory of $74,141 and an increase in prepaid expenses and other assets of $50,886.  Additional cash was used to reduce accounts payable by $581,633 during the three months ended September 30, 2009, and reduce accrued compensation and accrued expenses and interest by $33,493 and $69,631, respectively.

Cash flows used in investing activities reflects capital expenditures during the quarter ended September 30, 2009. The largest component of capital expenditures during the three months ended September 30, 2009, was the Company’s project to upgrade its e-commerce platform and ERP system. Expenditures on the e-commerce platform and ERP system, as of September 30, 2009, total approximately $344,000 and the systems were operational and in use as of September 1, 2009.

Cash flows used in financing activities are attributable to the repayment of the revolving line of credit of $171,433, repayment of the credit card cash advance of $96,326, and principal payments on notes payable and capital leases totaling $36,920.

As of September 30, 2009, the Company’s net accounts receivable increased by $84,873, or 24%, to $431,303 from $346,430 at June 30, 2009. The increase in accounts receivable is primarily the result of increased sales to certain wholesale accounts near the end of September, 2009. Management believes that its accounts receivable are collectible net of the allowance for doubtful accounts of $15,178 at September 30, 2009.

The Company’s net inventory increased $74,141, or 11%, to $774,544 as of September 30, 2009 compared to $700,403 as of June 30, 2009. The increase reflects an increase in finished goods inventory in anticipation of increased product sales during the three months ended December 31, 2009.

Accounts payable decreased $581,633 or 26%, to $1,666,212 as of September 30, 2009 compared to $2,247,845 as of June 30, 2009. The decrease in accounts payable was the result of the Company’s improved working capital position that resulted from the net proceeds of the private placement of Liberator, Inc.’s common stock that closed on June 26, 2009.

Liquidity and Capital Resources

At September 30, 2009, the Company’s working capital deficiency was $536,823, a decrease of $434,912 compared to the deficiency of $101,911 at June 30, 2009.  Cash and cash equivalents at September 30, 2009 totaled $229,355, a decrease of $1,590,491 from $1,819,846 at June 30, 2009.

On November 10, 2009, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company which provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus six percent (9.25 percent as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.

Management believes anticipated cash flows generated from operations during the second and third quarter of fiscal 2010, along with current cash and cash equivalents as well as borrowing capacity under the line of credit should be sufficient to finance working capital requirements required by operations during the next twelve months. However, if product sales are less than anticipated during the three months ended December 31, 2009 and the three months ended March 31, 2010, the Company will need to raise additional funding in the near term to meet its working capital requirements. If the Company raises additional capital by issuing equity securities, its existing stockholders’ ownership will be diluted.  The Company cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to the Company’s stockholders.  If the Company requires additional financing in the near-term and is unable to obtain it, this will adversely affect the Company’s ability to operate as a going concern and may require the Company to substantial scale back operations or cease operations altogether.

Sufficiency of Liquidity

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our cash balances and anticipated operating cash flows during the second and third quarters of fiscal 2010, together with additional borrowing of less than $250,000, will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months.

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects total capital expenditures for the remainder of fiscal 2010 to be under $50,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the revolving line of credit. This includes capital expenditures in support of the Company’s normal operations, and expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform and enterprise resource planning system (ERP system.)

If our business plans and cost estimates are inaccurate and our operations require additional cash or if we deviate from our current plans, we could be required to seek additional debt financing for particular projects or for ongoing operational needs.  This indebtedness could harm our business if we are unable to obtain additional financing on reasonable terms.  In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business.  If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings, which in turn could restrict our operating flexibility and endanger our ability to continue operations.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

As of November 16, 2009 we have one loan which adjusts based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $2,500 in interest expense for the year ending June 30, 2010 (based on full utilization of the credit facility.)

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On September 2, 2009 (“Closing Date”), Liberator, Inc., a Georgia based sexual wellness retailer, acquired the majority of the issued and outstanding common stock of the Company in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Liberator, Inc., Nevada Corporation (“Liberator” or the “Purchaser”) and Belmont Partners, LLC, a Virginia limited liability company (“Belmont” or the “Seller”) and the Company.  On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Liberator acquired 972,000 shares ( 81%) of the Company from the Seller for a total of two hundred forty thousand five hundred dollars ($240,500) in addition to the issuance of two hundred fifty thousand (250,000) warrants to Belmont to purchase an equal number of shares of the Company’s common stock with an exercise price of twenty five cents ($0.25), the issuance of a total of one million  five hundred thousand (1,500,000) shares of the Company’s common stock with seven hundred fifty thousand (750,000) shares delivered on the Closing Date and the balance of seven hundred fifty thousand (750,000) shares delivered on the one (1) year anniversary of the Closing Date (collectively, the “Purchase Price”).

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

 None.

Item 6.           Exhibits

a)	The following exhibits are furnished with this report:

3(i)
Amended and Restated Articles of Incorporation.Filed on March 2, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.

	3(ii)	Bylaws Filed on March 2, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-141022) and incorporated herein by reference.

	10.1	3% Convertible Note Due August 15, 2012 of Remark Enterprises, Inc., dated June 24, 2009

	10.2	3% Convertible Note Due September 2, 2012 of Liberator, Inc., dated September 2, 2009

	10.3	Common Stock Purchase Warrant dated June 26, 2009 between Remark Enterprises, Inc. and Hope Capital, Inc.

	10.4	Common Stock Purchase Warrant dated June 26, 2009 between Remark Enterprises, Inc. and New Castle Financial Services LLC

	10.5	Common Stock Purchase Warrant dated September 2, 2009 between the Company and Belmont Partners, LLC

	10.6	Loan and Security Agreement between Entrepreneur Growth Capital and OneUp Innovations, Inc.

	21.1	Subsidiaries

	31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 18, 2009.

	31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 18, 2009.

	32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 18, 2009.

	32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 18, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.
(Registrant)

November 18, 2009	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer

November 18, 2009	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Office and Secretary