Form 10-Q/A
period 2009-09-30
WES Consulting, Inc.
filed 2010-02-22
CIK 1374567

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-141022

WES CONSULTING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3581576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

2745 Bankers Industrial Drive Atlanta, GA 30360
(Address of Principal Executive Offices)

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

As of November 13, 2009, there were 61,915,981 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended September 30, 2009 is filed to (i) make consistent our use of the defined term “Company,” (ii) make consistent our reference to different closing dates throughout the filing, (iii) revise the financial information and section on “Management’s Discussion And Analysis Or Plan Of Operation” to present the historical financial information of WES Consulting, Inc. and not of Liberator, Inc., and (iv) re-file the exhibits required by Item 601(b)(31) of Regulation S-K ensuring that such exhibits are exactly as those specified in such item.  The foregoing changes were made in response to a letter from the Commission dated December 23, 2009.  We also updated the exhibit table under Part II, Item 6.

Except as required to reflect the changes noted above, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our quarterly report on Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the registrant subsequent to the original filing.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Wes Consulting, Inc.
Balance Sheet
As of

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash & Cash Equivalents	—	$2,613
Accounts Receivable	—	15,000
Total Current Assets	—	17,613
Fixed Assets
Computer & Office Equipment	$4,044	4,044
Accumulated Depreciation	(3,679)	(3,350)
Total Fixed Assets	365	694
TOTAL ASSETS	$365	$18,307
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Due To American Express	—	50
Accrued Expenses	—	100
Loan From Stockholder	—	26,860

Total Current Liabilities	—	27,010
Total Liabilities	—	27,010
Stockholders' Equity
Common Stock, $.01 Par Value, 175,000,000 shares authorized, 983,000 and 1,200,000 shares issued and outstanding on September 30, 2009 and December 31, 2008, respectively.	$9,830	12,000
Paid in Capital	205,665	1,487
Retained Earnings	(215,130)	(22,190)
Total Equity	365	(8,703)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$365	$18,307

See accompanying notes to unaudited condensed financial statements.

Wes Consulting, Inc.
Statement of Operations
For the:

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Consulting Income-NTT Quaris	0	15,000	15,000	45,000
Property Management Fees-Note C	4,300	5,250	17,200	15,750
Total Income	4,300	20,250	32,200	60,750
Operating Expenses:
Automobile Expense	350	200	850	1,000
Bank Service Charges	45	45	135	75
Depreciation Expense	110	193	329	571
Dues and Subscriptions	50	75	398	393
Internet & Computer	110	246	385	466
Meals and Entertainment	411	491	835	1,151
Office Supplies	171	45	473	547
Officer's Salary	6,560	18,500	43,560	53,000
Licenses and Permits	0	189	297	348
Travel Expense	0	2,551	324	2,551
Postage and Delivery	0	0	0	10
Professional Fees	0	200	2,982	200
Professional Fees-Auditor	0	750	1,500	2,250
Rent	500	750	2,000	2,250
Telephone	113	179	293	477
Total Expense	8,420	24,414	54,361	65,289
Loss from operations	(4,120)	(4,164)	(22,161)	(4,539)
Other Income (Expense):
Interest expense	(203)	0	(203)	0
Gain on forgiveness of debt	31,382	0	31,382	0
Expenses related to sale of majority control to Liberator, Inc.	(201,958)	0	(201,958)	0
Total other expense, net	(170,779)	0	(170,779)	0
Net Loss	(174,899)	(4,164)	(192,940)	(4,539)
Net loss per share-Note D	$(0.15)	$0.00	$(0.16)	$0.00
Weighted Average Shares Basic and Diluted	1,137,435	1,200,000	1,179,557	1,200,000

See accompanying notes to unaudited condensed financial statements.

Wes Consulting, Inc.
Statement of Cash Flows
For the Nine Months Ended September 30,
(UNAUDITED)

	2009	2008
OPERATING ACTIVITIES:
Net Loss	$(192,940)	$(4,539)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation Expense	329	571
Gain on forgiveness of debt	(31,382)	0
Non-cash expenses related to the sale of majority control to Liberator, Inc.	201,958	0
Increase (Decrease) in:
Accounts Receivable	15,000	0
Accrued Expenses	(150)	(2,022)
Net cash provided (used) by Operating Activities	(7,185)	(5,990)
INVESTING ACTIVITIES:
Net cash provided (used) by Investing Activities	0	0
FINANCING ACTIVITIES:
Issuance of common stock	50
Shareholder Loans	4,522	6,746
Net cash provided (used) by Financing Activities	4,572	6,746
Net increase(decrease) in cash & cash equivalents	(2,613)	756
Cash & cash equivalents at beginning of period	2,613	1,875
Cash & cash equivalents at end of period	$0	$2,631

See accompanying notes to unaudited condensed financial statements.

WES CONSULTING, INC.
Notes to Financial Statements
September 30, 2009 and September 30, 2008
(UNAUDITED)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Overview – The Company was incorporated February 25, 1999 in the State of Florida.

On September 2, 2009, the Company’s majority shareholder, Belmont Partner LLC, a Virginia limited liability company (“Belmont”) sold 972,000 shares of the issued and outstanding common stock of the Company  in accordance with a common stock purchase agreement by and among Liberator, Inc., a Nevada corporation (“Liberator”), Belmont and the Company.   Liberator acquired 972,000 shares (80.7%) of the Company from Belmont for a total of two hundred forty thousand five hundred dollars ($240,500) in addition to the issuance by the Company of two hundred fifty thousand (250,000) warrants to Belmont to purchase an equal number of shares of the Company’s common stock with an exercise price of twenty five cents ($0.25), and the issuance by the Company of a total of one million  five hundred thousand (1,500,000) shares of the Company’s common stock with seven hundred fifty thousand (750,000) shares delivered on September 2, 2009 and the balance of seven hundred fifty thousand (750,000) shares to be delivered on September 2, 2010.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2009 and September 30, 2008; (b) the financial position at September 30, 2009 and (c) cash flows for the nine month periods ended September 30, 2009 and 2008, have been made.

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

Going Concern and Management's Plans
 The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $192,940 and $4,539 for the nine months ended September 30, 2009 and 2008, respectively, and as of September 30, 2009 the Company had total stockholders’ equity of $365 and no working capital or cash. Furthermore, the Company has no significant assets and no liabilities.

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

Revenue Recognition
During the quarter ended September 30, 2009, the Company generated revenue through commercial real estate management services.  The Company provided these services and billed for them on a monthly or quarterly basis.  The Company recognized its revenue when its monthly or quarterly services were completed.  The Company received all of its income from one client.

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

NOTE C – RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2009, the Company derived all of its property management fee revenue from commercial properties owned by the mother of a key shareholder. The Company also leased its principal location from this same individual.

NOTE D – EARNINGS(LOSS) PER COMMON SHARE

For the nine months ended September 30, 2009 earnings (loss) per common share of ($.16) were calculated based on a net loss numerator of ($192,940) divided by a denominator of 1,179,557 weighted-average shares of outstanding common stock outstanding at September 30, 2009.  For the nine months ended September 30, 2008 earnings (loss) per common share of $.00 were calculated based on a net income numerator of ($4,539) divided by a denominator of 1,200,000 weighted-average shares of outstanding common stock outstanding at September 30, 2008. There are no share equivalents.

NOTE E – SUBSEQUENT EVENTS

On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement with Liberator, Inc.  Pursuant to the agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity.  Each issued and outstanding share of the common stock of Liberator (the “Liberator Common Shares”) were converted, into one share of the Company’s common stock, $0.01 par value, which, after giving effect to the merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the Company (the “WES Common Stock”).  Pursuant to the agreement, each preferred share of Liberator (the “Liberator Preferred Shares”) were to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the agreement (the “WES Preferred Stock”).  On the execution date of the agreement, the Company was not authorized to issue any preferred stock and therefore pursuant to the agreement, it was agreed that the Company will file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the agreement.  As of the execution date of the agreement, Liberator owned eighty-one point seven (80.7%) percent of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the transactions contemplated by the agreement, the WES Common Stock owned by Liberator prior to the agreement was cancelled.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

WES Consulting, Inc. was incorporated on February 25, 1999 under the laws of the State of Florida. Since inception and through the period covered by this report, we engaged in providing consulting services to companies requiring expert guidance and assistance in successfully upgrading and improving their high-volume commercial printing businesses. The primary emphasis had been on global companies involved in printing telephone directories.

Results of Operations

General

The following table shows our revenues, expenditures and net income for the nine month periods ended September 30, 2009 and 2008.

Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
September 30, 2009	$32,200	$225,140	$(192,940)
September 30, 2008	$60,750	$65,289	$(4,539)

Operating Results for the three months ended September 30, 2009 Compared To September 30, 2008

Revenues. For the three months ended September 30, 2009, revenues were $4,300, compared to $20,250 for the three months ended September 30, 2008.  The decrease in revenues was due to the loss of our consulting income due to the cancellation of our contract with NTT Quaris effective March 31, 2009.

Total Expenses. Total Expenses decreased by $15,994 to $8,420 for the three months ended September 30, 2009 from $24,414 for the three months ended September 30, 2008. The decrease in expenses of $15,994 is largely due to the reduction of officer’s salary and professional fees.

Other Income (Expense). Other expense during the three months ended September 30, 2009 includes income from the forgiveness of debt by the Company’s majority shareholder (prior to August 11, 2009) who agreed to cancel a debt in the amount of $31,382 and release the Company from further liability pursuant to the loan.   On September 2, 2009, we issued two hundred fifty thousand (250,000) warrants to Belmont to purchase an equal number of shares of our common stock with an exercise price of twenty five cents ($0.25), and issued a total of one million five hundred thousand (1,500,000) shares of our common stock with seven hundred fifty thousand (750,000) shares delivered on September 2, 2009 and the balance of seven hundred fifty thousand (750,000) shares to be delivered on September 2, 2010. The expense related to the sale of majority control to Liberator, Inc. includes $14,458 for the fair market value of the warrant issued to Belmont and $187,500 being the fair market value of the 750,000 shares of common stock issued to Belmont.

Net Income (Loss). For the three months ended September 30, 2009, we had a loss of ($174,899) and for the three months ended September 30, 2008, we had a loss of $(4,164).  The decrease in profitability is due primarily to the loss of our consulting income and the expense associated with the sale of majority control to Liberator, Inc.

Provision for Income Taxes.  No provision for income taxes was made in the three or nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had no cash or cash equivalents.

Operating Activities.  For the nine months ended September 30, 2009 and 2008, our operating activities used ($7,185) and ($5,990) respectively.  During 2008, this decrease in cash used by operating activities was primarily due to a decrease in Accrued Expenses.

Investing Activities.  We had no investing activity for the nine month periods ended September 30, 2009 and 2008.

Financing Activities.  Net cash provided by financing activities in the nine month periods ended September 30, 2009 and 2008 totaled $4,572 and $6,746, respectively. The cash provided by financing activities was due to cash provided by stockholder loans.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("  FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits nor was any interest expense recognized during the period.

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

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as non-controlling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact our financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 2, 2009, in connection with a transaction whereby Liberator, Inc. acquired the majority of our issued and outstanding common stock from Belmont Partners, LLC (“Belmont”), we issued a warrant to Belmont exercisable for up to 250,000 shares of our common stock at an exercise price of $0.25.  We also issued 750,000 shares of our common stock to Belmont and are required to issue another 750,000 shares of our common stock on September 2, 2010. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities as the transaction was by the issuer and did not involve any public offering.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORAMTION

 None.

 ITEM 6.  EXHIBITS

Exh. No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Common Stock Purchase Warrant issued by the Company to Belmont Partners, LLC on September 2, 2009 (2)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2)	Filed on November 18, 2009 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.
(Registrant)

Date: February 22, 2010	By:	/s/ Louis S. Friedman
Louis S. Friedman
Chief Executive Officer and President (Principal Executive Officer)

Date: February 22, 2010	By:	/s/ Ronald P. Scott
Ronald P. Scott
Chief Financial Officer (Principal Financial & Accounting Officer)