Form 10-Q
period 2010-03-31
WES Consulting, Inc.
filed 2010-05-14
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of May 13, 2010 there were 63,182,647 shares of the registrant’s common stock outstanding.

WES CONSULTING, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WES CONSULTING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$311,108	$1,815,633
Accounts receivable, net of allowance for doubtful accounts of $15,178 at March 31, 2010 and $5,740 at June 30, 2009	457,825	346,430
Inventories	992,486	700,403
Prepaid expenses	188,278	95,891
Total current assets	1,949,697	2,958,357

Equipment and leasehold improvements, net	1,094,131	1,135,517

Total assets	$3,043,828	$4,093,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts Payable	$1,717,601	$2,247,845
Accrued compensation	139,286	154,994
Accrued expenses and interest	29,890	145,793
Revolving line of credit	201,616	171,433
Short term notes payable	115,198	—
Current portion of long-term debt	120,017	145,481
Credit card advance	—	198,935
Total current liabilities	2,323,608	3,064,481
Long-term liabilities:
Note payable – equipment	27,764	72,812
Leases payable	160,646	225,032
Notes payable – related party	105,948	125,948
Convertible notes payable – shareholder, net of discount	511,474	285,750
Unsecured lines of credit	106,290	124,989
Deferred rent payable	339,084	356,308
Less: current portion of long-term debt	(120,017)	(145,481)
Total long-term liabilities	1,131,189	1,045,358
Total liabilities	3,454,797	4,109,839

Commitments and contingencies
Stockholders’ Deficit:
Series A Convertible Preferred stock, $.0001 par value, 10,000,000 shares authorized, 4,300,000 shares issued and outstanding on March 31, 2010 and June 30, 2009, liquidation preference of $1,000,000	430	430
Common stock of $0.01 par value, shares authorized 175,000,000; 63,015,981 shares issued and outstanding at March 31, 2010 and 60,932,981 shares issued and outstanding at June 30,2009	630,160	609,330
Additional paid-in capital	4,914,403	4,683,733
Accumulated deficit	(5,955,962)	(5,309,458)
Total stockholders’ deficit	(410,969)	(15,965)

Total liabilities and stockholders’ deficit	$3,043,828	$4,093,874

See accompanying notes to unaudited condensed consolidated financial statements.

WES CONSULTING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
NET SALES	$3,157,863	$2,847,657	$8,227,519	$8,198,951
COST OF GOODS SOLD	2,083,172	1,962,275	5,418,020	5,454,364
Gross profit	1,074,691	885,382	2,809,499	2,744,587
OPERATING EXPENSES:
Advertising and Promotion	142,344	213,203	560,346	764,437
Other Selling and Marketing	303,746	322,176	851,239	918,186
General and administrative	499,399	376,364	1,505,803	1,332,348
Depreciation	62,639	75,930	197,318	227,790
Total operating expenses	1,008,128	987,673	3,114,706	3,242,761

Operating income(loss)	66,563	(102,291)	(305,207)	(498,174)

OTHER INCOME (EXPENSE)
Interest income	702	191	4,224	1,660
Interest expense and financing costs	(42,896)	(60,671)	(153,354)	(196,922)
Expenses related to merger	—	—	(192,167)	—
Total other expense, net	(42,194)	(60,480)	(341,297)	(195,262)

Income (loss) from continuing operations before income taxes	24,369	(162,771)	(646,504)	(693,436)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$24,369	$(162,771)	$(646,504)	$(693,436)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$(0.00)	$(0.01)	$(0.02)
Diluted	$0.00	$(0.00)	$(0.01)	$(0.02)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	62,661,537	45,000,000	61,762,649	45,000,000
Diluted	62,661,537	45,000,000	61,762,649	45,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

WES CONSULTING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(646,504)	$(693,436)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	197,318	227,790
Amortization of debt discount	33,561	—
Expenses related to merger	192,163	—
Deferred rent payable	(17,224)	24,008
Changes in operating assets and liabilities:
Accounts receivable	(111,395)	(110,895)
Inventories	(292,083)	193,671
Prepaid expenses and other assets	(92,387)	51,153
Accounts payable	(530,244)	277,756
Accrued compensation	(15,708)	(58,283)
Accrued expenses and interest	(115,903)	8,220
Net cash used in operating activities	(1,398,406)	(80,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(155,932)	(307,807)
Cash used in investing activities	(155,932)	(307,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving line of credit	(2,145,294)	(2,033,009)
Borrowings under revolving line of credit	2,175,477	2,140,484
Proceeds from credit card cash advance	—	350,000
Repayment of credit card cash advance	(198,935)	(247,697)
Repayment of unsecured line of credit	(18,699)	(16,721)
Repayment of loans from related parties	(20,000)	—
Borrowings from related party loans	—	120,948
Proceeds from short-term note payable	140,000	200,000
Repayment of short-term note payable	(24,802)	(165,552)
Proceeds from sale of common stock	251,500
Proceeds from capital leases	—	214,099
Principal payments on equipment note payable and capital leases	(109,434)	(148,105)
Cash (used in) provided by financing activities	49,813	414,447

Net (decrease) increase in cash and cash equivalents	(1,504,525)	26,624
Cash and cash equivalents at beginning of period	1,815,633	89,519
Cash and cash equivalents at end of period	$311,108	$116,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$142,351	$188,042
Income taxes	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

WES CONSULTING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
As of March 31, 2010
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview – WES Consulting, Inc. (the “Company”) was incorporated February 25, 1999 in the State of Florida. Until October 19, 2009, the Company was in the business of consulting and commercial property management.  On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc., a Nevada corporation (“Liberator”).  Pursuant to the Agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).  References to the “Company” in these notes include the Company’s subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc.

As a result of the Merger, each issued and outstanding share of the common stock of Liberator (the “Liberator Common Shares”) were converted, into one share of the Company’s common stock, $0.01 par value, which, after giving effect to the Merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the Company (the “WES Common Stock”).  Pursuant to the Merger Agreement, each issued and outstanding share of preferred stock of Liberator (the “Liberator Preferred Shares”) were to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Merger Agreement (the “WES Preferred Stock”).  On the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock, and the parties agreed that the Company will file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  As of the execution date of the Merger Agreement, Liberator owned eighty point seven (80.7%) percent of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the Merger, the WES Common Stock owned by Liberator prior to the Agreement were cancelled.

The Merger Agreement has been accounted for as a reverse merger, and as such the historical financial statements of Liberator are being presented herein with those of the Company.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

Going Concern – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $646,504 and $693,436 for the nine months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company has an accumulated deficit of $5,955,962 and a working capital deficit of $373,911.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

These actions include initiatives to increase gross profit margins through improved production controls and reporting. To that end, the Company recently implemented a new Enterprise Resource Planning (ERP) software system. We also plan to reduce discretionary expense levels to be better aligned with current revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic development plans we have identified will require approximately $2,000,000 of funding. We expect to invest approximately $200,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,000,000 with a combination of anticipated cash flow from operations over the next twelve months as well as cash on hand and cash raised through equity and debt financings.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc.  Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended December 31, 2008 filed on February 18, 2009 and Amendment to Form 10-K filed on May 28, 2009. In addition, these consolidated condensed financial statements and notes should also be read in conjunction with the Company’s Current Report on Form 8-K filed on October 22, 2009 and Amendment to Current Report on Form 8-K filed on March 24, 2010, and Form 10-Q for the three and six months ended December 31, 2009 filed on February 19, 2010.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of asset impairment, income taxes, tax valuation reserves, restructuring reserve, loss contingencies, allowances for doubtful accounts, share-based compensation, and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

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

Allowance for Doubtful Accounts

            The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At March 31, 2010, accounts receivable totaled $457,825 net of $15,178 in the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation, and overhead.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of March 31, 2010, substantially all of our cash and cash equivalents were managed by a number of financial institutions.  As of March 31, 2010, none of our cash and cash equivalents with these financial institutions exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

Fair Value of Financial and Derivative Instruments

The Company values its financial instruments in accordance with new accounting guidance on fair value measurements, which, for certain financial assets and liabilities, requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. We have no assets or liabilities valued with Level 1 inputs.

•
Level 2 — Inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.  We have no assets or liabilities valued with Level 2 inputs.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs. We have no assets or liabilities valued with Level 3 inputs.

At March 31, 2010, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $42,110 at March 31, 2010 and $57,625 at June 30, 2009. Advertising expense for the three months ended March 31, 2010 and 2009 was $142,344 and $213,203, respectively.  Advertising expense for the nine months ended March 31, 2010 and 2009 was $560,346 and $764,437, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $36,903 for the three months ended March 31, 2010 and $22,647 for the three months ended March 31, 2009.  For the nine months ended March 31, 2010 and 2009, expenses for new product development totaled $105,603 and $142,544, respectively. Research and development costs are included in general and administrative expense.

Shipping and Handling

Net sales for the three months ended March 31, 2010 and 2009 includes amounts charged to customers of $287,357 and $298,518, respectively, for shipping and handling charges. For the nine months ended March 31, 2010 and 2009, net sales includes amount charged to customers of $753,010 and $895,128, respectively.

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

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2010 was $339,084.  Rent expense under this lease for the three months ended March 31, 2010 and 2009 was $80,931. Rent expense under this lease for the nine months ended March 31, 2010 and 2009 was $242,793.

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

Segment Information

During the three and nine months ended March 31, 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification ™ (“ASC”) as the sole source of authoritative non-governmental GAAP. The ASC supersedes all non-grandfathered, non-SEC accounting literature but does not change how the Company accounts for transactions or the nature of related disclosures made. Instead, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than individual pronouncements. The Company has adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009, and adoption did not have a material impact on its consolidated financial statements.

In July 2009, the Company adopted authoritative guidance for business combinations in accordance with ASC 805, “Business Combinations.” The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations but introduced a number of changes, including the way assets and liabilities are valued, recognized, and measured as a result of business combinations. ASC 805 requires an acquisition date fair value measurement of assets acquired and liabilities assumed. It also requires the capitalization of in-process research and development at fair value and requires acquisition-related costs to be expensed as incurred. The Company has applied this guidance to business combinations completed since July 1, 2009.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements”, which is an update to Topic 820, “Fair Value Measurement and Disclosures.” This update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new Level 3 disclosures which become effective after December 15, 2010. The Company adopted ASU 2010-06 on January 1, 2010, and the adoption had no impact on the Company’s financial position or results of operations as it only amends required disclosures.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).”  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on its consolidated financial statements.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

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

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share:

	Nine Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(646,504)	$(693,436)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	61,762,649	45,000,000

Loss per common share (basic and diluted):	$(0.01)	$(0.02)

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$24,369	$(162,771)

Denominator:
Denominator for earnings per share (basic and diluted) — weighted average shares	62,661,537	45,000,000

Income (loss) per common share (basic and diluted):	$0.00	$(0.00)

Basic and diluted earnings per share are the same in periods of a net loss; thus, there is no effect of dilutive securities when a net loss is recorded.  There were approximately 5,962,393 and 438,456 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the nine months ended March 31, 2010 and 2009, respectively.

Seasonality

Our business has a seasonal pattern. In the past three years, we have realized an average of approximately 28% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 29% of our revenues in the third quarter, which includes Valentine’s Day.

NOTE 3 –  STOCK-BASED COMPENSATION

Options

On October 16, 2009, the Company’s Board of Director approved the 2009 Stock Option Plan (the “Plan”), subject to approval by a majority vote of the shareholders. On October 20, 2009, the holders of a majority of our voting stock approved the Plan.  The Plan reserves a total of 5,000,000 shares of common stock for issuance under the Plan. On that date, the Board of Directors also approved the grant of 1,077,000 stock options to 80 employees, including two officers of the Company.  These options have a five year term and are exercisable at 25% a year, beginning on the first anniversary of the grant date.  As of March 31, 2010, 4,054,000 shares of common stock were available for grant under the Company’s Plan.

 Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the nine month periods ended March 31, 2010 and 2009 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 25%, based on historical experience.

The following table summarizes the Company’s stock option activities for the nine months ended March 31, 2010:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2009	438,456	1.5	$.228	$31,568
Granted	1,077,000	4.5	$.25	$—
Exercised	—	—	$—	—
Forfeited	(131,000)	—	$—	—
Options outstanding as of March 31, 2010	1,384,456	3.6	$.244	$31,568
Options exercisable as of March 31, 2010	438,456	1.5	$.228	$31,568

The weighted average fair value per underlying share of options granted during the nine months ended March 31, 2010 was $0.056. The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated. Since the Company’s stock has no significant trading volume, the stock price is assumed to be $.30 per share.

Options outstanding by exercise price at March 31, 2010 were as follows:

		Options Outstanding
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
				Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$0.228	438,456	$0.228	1.5	438,456	$0.228
$0.25	946,000	$0.25	4.5	—	$—
	1,384,456	$0.244	3.6	438,456	$0.228

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Cost of Goods Sold	$1,005	$—	$1,747	$—
Other Selling and Marketing	1,138	—	1,979	—
General and Administrative	1,359	—	1,361	—
Total	$3,502	$—	$5,087	$—

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

As of March 31, 2010, the Company’s total unrecognized compensation cost was $44,850, which will be recognized over the vesting period of 4 years. The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Stock Option Plans:
Risk-free interest rate	2.50%	—	2.5%	—
Expected life (in years)	3.5	—	3.5	—
Volatility	25%	—	25%	—
Dividend yield	0%	—	0%	—

NOTE 4 –  INVENTORIES

Inventories are stated at the lower of cost (which approximates FIFO) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2010	June 30, 2009
Raw materials	$405,885	$366,355
Work in process	183,253	176,637
Finished goods	403,348	157,411
	$992,486	$700,403

NOTE 5 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Factory equipment	7 to 10 years
Furniture and fixtures, computer equipment and software	5 to 7 years
Leasehold improvements	7 to 10 years

Equipment and leasehold improvements consisted of the following:

	March 31, 2010	June 30, 2009
Factory equipment	$1,526,684	$1,506,147
Computer equipment and software	793,061	665,135
Office equipment and furniture	166,996	166,996
Leasehold improvements	319,902	312,433
	2,806,643	2,650,711
Less accumulated depreciation and amortization	(1,712,512)	(1,515,194)
Construction-in-progress	—	—
Equipment and leasehold improvements, net	$1,094,131	$1,135,517

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended March 31, 2010.

NOTE 6 – NOTE PAYABLE - EQUIPMENT

Note payable – equipment consisted of the following:

	March 31, 2010	June 30, 2009
Note payable to Fidelity Bank in monthly installments of $5,364 including interest at 8%, maturing October 25, 2010, secured by equipment	$27,764	$72,812
Less: Current Portion	(27,764)	(61,244)
Long-term Note Payable	$—	$11,568

The schedule of minimum maturities of the note payable for fiscal years subsequent to June 30, 2009 is as follows:

Year ending June 30,
2010 (three months)	$15,772
2011	11,992
Total note payments	$27,764

NOTE 7  –  REVOLVING LINE OF CREDIT

On November 10, 2009, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company that provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus 6% (9.25% as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.  On March 31, 2010, the balance owed under this revolving line of credit was $201,616.

On March 19, 2008, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company that provides credit to 85% of accounts receivable aged less than 90 days up to $500,000 and eligible inventory (as defined in the agreement) up to a sub-limit of $220,000, such inventory loan not to exceed 30% of the accounts receivable loan. Borrowings under the agreement bear interest at the Prime rate plus 2% (5.25% at June 30, 2009), payable monthly, plus a monthly service charge of 1.25% to 1.5%, depending on the underlying collateral.  On June 30, 2009, the balance owed under this revolving line of credit was $171,433, and the loan was fully repaid on August 11, 2009.

Management believes cash flows generated from operations, along with current cash and borrowing capacity under the existing revolving line of credit should be sufficient to finance operating and capital requirements during the next 12 months. If new business opportunities do arise, additional outside funding may be required.

NOTE 8 – CREDIT CARD ADVANCE

On July 2, 2008, the Company received $350,000 from a finance company under the terms of a credit facility that is secured by the Company’s future credit card receivables.  Terms of the credit facility require repayment on each business day of principal and interest at a daily rate of $1,507 over a twelve month period. The credit facility had a financing fee of 12% (equal to $42,000) on the principal amount, which equates to an effective annual interest rate of 21.1%.  The credit facility is personally guaranteed by the Company’s CEO and majority shareholder, Louis Friedman.  On June 3, 2009, the Company borrowed an additional $200,000 under this credit facility. Terms of the current loan require repayment on each business day of principal and interest at a daily rate of $1,723.08 over a six month period. The current loan has a financing fee of 12% (equal to $24,000) on the principal amount, which equates to an effective annual interest rate of 43.2%.  The amount owed on the credit card advance was $0 at March 31, 2010 and $198,935 at June 30, 2009.

NOTE 9 – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 5% to 12%. The aggregate amount owed on the three unsecured lines of credit was $106,290 at March 31, 2010 and $124,989 at June 30, 2009.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2010 was $339,084 and $356,308 at June 30, 2009. The rent expense under this lease for the three months ended March 31, 2010 and 2009 was $80,931, and for the nine months ended March 31, 2010 and 2009 was $242,793.

The lease for the facility requires the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010. Upon expiration of the initial letter of credit, a letter of credit in the amount of $25,000 in lieu of a security deposit is required to be provided.  Fidelity Bank issued a standby letter of credit on September 29, 2005. This letter of credit is secured by an assignment by Leslie Vogelman to Fidelity Bank of a Certificate of Deposit in the amount of $225,000.

The Company leases certain material handling equipment under an operating lease.  The monthly lease amount is $4,082 per month and expires September 2012.

The Company also leases certain warehouse equipment under an operating lease.  The monthly lease is $508 per month and expires February 2011.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $144 per month and expires January 2013.

Future minimum lease payments under non-cancelable operating leases at March 31, 2010 are as follows:

Year ending June 30,
2010 (three months)	$102,620
2011	413,263
2012	420,348
2013	395,798
2014	391,685
Thereafter through 2016	1,002,816
Total minimum lease payments	$2,726,530

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

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2009:

Year ending June 30
2010 (three months)	$19,947
2011	77,010
2012	33,974
2013	22,910
2014	6,805
Present value of capital lease obligations	$160,646
Imputed interest	28,328
Future minimum lease payments	$188,974

Common Stock Issuance

On September 2, 2009, Liberator acquired the majority of the issued and outstanding common stock of the Company in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Liberator and Belmont Partners, LLC, a Virginia limited liability company (“Belmont”) and the Company.  At closing, Liberator acquired 972,000 shares (80.7%) of the Company from Belmont for a total of $240,500 in addition to the issuance by the Company of 250,000 warrants to Belmont exercisable for an equal number of shares of the Company’s common stock with an exercise price of $0.25, and the issuance by the Company to Belmont of a total of 1,500,000 shares of the Company’s common stock with 750,000 shares delivered at closing and the balance of 750,000 shares to be delivered on the one (1) year anniversary of the closing.

The Company will deliver the balance 750,000 shares of common stock provided, however, that in the event that the Company makes a claim for indemnification pursuant to Section 7(a) of the Stock Purchase Agreement prior to the one (1) year anniversary, the number of balance shares will be reduced by the result of the following amount: (a) the amount of the indemnity claim pursuant to Section 7(a); divided by (b) the five (5) day average price per share of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board or other electronic quotation system.

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

Pursuant to an engagement letter with New Castle Financial Services, on January 29, 2010, the Company issued 100,000 shares of common stock to New Castle Financial Services with respect to investment banking and financial services performed by New Castle Financial Services in connection with the above private placement. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company paid New Castle Financial Services a fee of 10% of the gross proceeds, plus a 2% non-accountable expense allowance plus reimbursed them for $12,500 in expenses.

NOTE 11– TAXES

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating losses at June 30, 2009; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of March 31, 2010, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of March 31, 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local, and non-U.S. income tax examination by tax authorities for tax years before 2003.

NOTE 12 – EQUITY

Common Stock– The Company’s authorized common stock was 175,000,000 shares at March 31, 2010 and June 30, 2009.  Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2010 and June 30, 2009, the Company had reserved the following shares of common stock for issuance:

	March 31,	June 30,
(in shares)	2010	2009
Non-qualified stock options	438,456	438,456
Shares of common stock subject to outstanding warrants	2,712,393	2,462,393
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000	–
Share of common stock issuance upon conversion of the Preferred Stock (convertible after July 1, 2011)	4,300,000	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	2,500,000	1,500,000
Total shares of common stock equivalents	14,950,849	8,700,849

In connection with the purchase of majority control of the Company by Liberator on September 2, 2009, the Company issued 750,000 shares of common stock to Belmont upon the closing of the transaction and agreed to issue an additional 750,000 share on the one-year anniversary of the transaction upon the non-occurrence of certain events. The fair market value of the 750,000 shares of common stock issued was determined to be $187,500 ($.25 per share) and was charged to expense during the three months ended September 30, 2009.

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

Pursuant to an engagement letter with New Castle Financial Services, on January 29, 2010, the Company issued 100,000 shares of common stock to New Castle Financial Services with respect to investment banking and financial services performed by New Castle Financial Services in connection with the above private placement. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company paid New Castle Financial Services a fee of 10% of the gross proceeds, plus a 2% non-accountable expense allowance plus reimbursed them for $12,500 in expenses.

Preferred Stock – On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator.  Pursuant to the Merger Agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).

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

Warrants – As of March 31, 2010, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within five years of March 31, 2010.

There are 2,462,393 warrants outstanding that were issued during fiscal 2009 in conjunction with the reverse merger between Liberator and OneUp Innovations. All of these warrants are exercisable immediately and expire five years from the date of issuance, June 26, 2014. These warrants were valued using a volatility rate of 25% and a risk-free interest rate of 4.5%, as more fully described below:

1.
A total of 1,462,393 warrants were issued for services rendered by a placement agent in a private placement that closed on June 26, 2009. These warrants have fixed exercise prices of $.50 per share (292,479 warrants), $.75 per share (292,479 warrants), and $1.00 per share (877,435 warrants.) The Company valued these warrants at $8,716 using the above assumptions, and the expense was fully recognized during fiscal 2009.

2.
A total of 1,000,000 warrants were issued to Hope Capital at a fixed exercise price of $.75. The Company valued the warrants at $4,500 using the above assumptions, and the expense was fully recognized during fiscal 2009.

On September 2, 2009, the Company issued 250,000 warrants to Belmont in conjunction with the purchase of majority control by Liberator to purchase 250,000 shares of common stock at a fixed price of $.25 per share. The warrants were fully vested when granted and expire on September 2, 2012.  These warrants were valued using a volatility rate of 25%, a risk-free interest rate of 4.5%, and a fair market value on the date of grant of $.25.  The warrants were valued at $14,458 and were expensed as an expense related to the purchase of majority control by Liberator during the three months ended September 30, 2009.

NOTE 13 – RELATED PARTIES

On June 30, 2008, the Company had a subordinated note payable to its majority shareholder and CEO in the amount of $310,000 and its majority shareholder’s wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000, and a director loaned the Company $29,948.  On June 26, 2009, in connection with the merger between OneUp and Liberator, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to preferred stock.  Interest during fiscal 2009 was accrued at the prevailing prime rate (which is currently at 3.25%) and totaled $34,647. The interest accrued on these notes for the year ended June 30, 2008 was $47,576. The accrued interest balance on these notes, as of June 30, 2009, was $8,210. The notes are subordinate to all other credit facilities currently in place.  As of March 31, 2010, the Company owes a director $29,948 and the majority shareholder’s wife (who is also an officer of the Company) $76,000.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of Liberator.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the issuer has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of March 31, 2010, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $66,938.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of March 31, 2010, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $46,588.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 14 – CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the issuer has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of March 31, 2010, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $66,938.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of March 31, 2010, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $46,588.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 15 – MERGER COSTS

Expenses related to the Merger with Liberator during the first quarter of fiscal 2010 totaled $192,167.  This item consists of $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital.

Costs incurred by the Company prior to the Merger totaled $201,958 and included $14,458 for the fair market value of the warrant to purchase 250,000 shares issued to Belmont and $187,500 for the fair market value of the 750,000 Company shares issued to Belmont.  All of the expenses related to the Merger included in other income (expense) are non-cash expenses.

NOTE 16 – SUBSEQUENT EVENTS

On April 30, 2010, we issued 166,666 shares of our common stock to an employee in exchange for cash consideration of $50,000.  We relied on an exemption from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof.  We made this determination based on the representations of the investor, which included, in pertinent part, that such person was an "accredited investor" within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act, and that such person was acquiring our common stock for investment purposes for his own investment account and not with a view to the resale or distribution thereof, and that the investor understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Change
Net sales:	$3,157,863	$2,847,657	11%
Gross profit	$1,074,691	$885,382	21%
Operating income (loss)	$66,563	$(102,291)	—
Diluted income (loss) per share	$0.00	$(0.00)	—

Net Sales by Channel:	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Change
Direct	$1,599,952	$1,407,290	14%
Wholesale	$1,261,861	$1,146,682	10%
Other	$296,050	$293,685	—%
Total Net Sales	$3,157,863	$2,847,657	11%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Three Months Ended March 31, 2010	Margin%	Three Months Ended March 31, 2009	Margin%	Change
Direct	$697,950	44%	$572,201	41%	22%
Wholesale	$370,980	29%	$288,383	25%	29%
Other	$5,761	2%	$24,798	8%	(77%)
Total Gross Profit	$1,074,691	34%	$885,382	31%	21%

Comparison of Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

Net sales for the three months ended March 31, 2010 increased from the comparable prior year period by $310,206, or 11%.  The increase in sales was the result of higher sales in the Direct and Wholesale channels.  The Direct category (which includes product sales through our two e-commerce sites and our single retail store) increased from $1,407,290 in the third quarter of fiscal 2009 to $1,599,952 in the third quarter of fiscal 2010, an increase of approximately 14%, or $192,662.  We attribute this improvement to a general improvement in the economy resulting in overall increases in consumer online spending during the quarter, leading to consumers purchasing more of our products, as our products are typically a discretionary purchase.  As a result of a continued focus on our Wholesale business, sales to wholesale customers increased approximately 10% from the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products distributed to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead, and depreciation.  Gross margin as a percentage of sales increased to 34% for the three months ended March 31, 2010 from 31% in the comparable prior year period.  This is the result of an increase in the margin on Direct sales (from 41% to 44%) and Wholesale sales (from 25% to 29%) during the quarter offset in part by a decrease in the Other margin from 8% to 2%.  The improvement in the Direct and Wholesale margin was the result of a price increase that was implemented earlier this fiscal year and, to a lesser extent, a change in the mix of products sold.

Total operating expenses for the three months ended March 31, 2010 were 32% of net sales, or $1,008,128, compared to 35% of net sales, or $987,673, for the same period in the prior year.  The 2% increase in operating expenses was primarily the result of higher General and Administrative expense, offset in part by slightly lower Advertising and Promotion expense, Other Selling and Marketing expense, and Depreciation expense.  General and Administrative expense increased by 33%, or $123,035, as a result of higher legal expense and costs associated with being a public company.

Other income (expense) during the third quarter decreased from expense of ($60,480) in fiscal 2009 to expense of ($42,194) in fiscal 2010.  Interest expense and financing costs in the current quarter included $12,256 from the amortization of the debt discount on the convertible notes.

No expense or benefit from income taxes was recorded in the three months ended March 31, 2010 or 2009.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had net income of $24,369, or $0.00 per diluted share, for the three months ended March 31, 2010 compared with a net loss of $162,771, or ($0.00) per diluted share, for the three months ended March 31, 2009.

Comparison of Nine Months Ended March 31, 2010 and Nine Months Ended March 31, 2009

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009	Change
Net sales:	$8,227,519	$8,198,951	—%
Gross profit	$2,809,499	$2,744,587	2%
Operation loss	$(305,207)	$(498,174)	(39%)
Diluted (loss) per share	$(0.01)	$(0.02)	—

Net Sales by Channel:	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009	Change
Direct	$4,151,558	$4,055,658	2%
Wholesale	$3,295,001	$3,233,570	2%
Other	$780,960	$909,723	-14%
Total Net Sales	$8,227,519	$8,198,951	—%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Nine Months Ended March 31, 2010	Margin%	Nine Months Ended March 31, 2009	Margin%	Change
Direct	$1,923,874	46%	$1,727,752	43%	11%
Wholesale	$907,487	28%	$875,078	27%	4%
Other	$(21,862)	—%	$141,757	16%	—%
Total Gross Profit	$2,809,499	34%	$2,744,587	33%	2%

Net sales for the nine months ended March 31, 2010 increased slightly from the comparable prior year period by $28,568, or less than 1%.  Direct sales increased from $4,055,658 in the first nine months of fiscal 2009 to $4,151,558 in the first nine months of fiscal 2010, an increase of approximately 2%, or $95,900.  Sales through the Wholesale category during the nine months ended March 31, 2010 also increased approximately 2% from the prior year comparable period, increasing from $3,233,570 to $3,295,001.  Sales through Direct and Wholesale channels are expected to increase on a year-over-year basis during the remainder of fiscal 2010, as a result of the improvement in general economic conditions.  Revenue in the Other category, which consists principally of shipping and handling fees derived from our Direct business, decreased 14% during the first nine months of fiscal 2010 from the same time period in 2009, primarily as a result of offering “free” or reduced shipping as a consumer incentive.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead, and depreciation.  Gross margin as a percentage of sales increased slightly to 34% for the nine months ended March 31, 2010 from 34% in the comparable prior year period.  This is primarily the result of an increase in the margin on Direct sales during the nine months (from 43% to 46%) and an increase in the Wholesale margin to 28% from 27%. This was partially offset by the decrease in the Other margin from 16% in the nine month period of fiscal 2009 to a slightly negative margin during the nine months of 2010.   The negative margin in the Other category of $21,862 occurred as a result of offering “free” or reduced shipping and handling promotions during fiscal 2010.  In the current economic environment, we anticipate the need to continue to offer “free” or reduced shipping and handling to consumers as a promotional tool.

Total operating expenses for the nine months ended March 31, 2010 were 38% of net sales, or $3,114,706, compared to 40% of net sales, or $3,242,761, for the same period in the prior year.  This 4% decrease in operating expenses was the result of lower expenses in the categories including Advertising and Promotion expense, Other Selling and Marketing expense, and Depreciation expense.  Higher costs were incurred in the General and Administrative category, primarily as a result of higher legal expense and costs associated with being a public company.

Other income (expense) during the first nine months increased from expense of ($195,262) in fiscal 2009 to expense of ($341,297) in fiscal 2010.  Interest (expense) and financing costs in the nine months ended March 31, 2010 included $33,561 from the amortization of the debt discount on the convertible notes. Expenses related to the merger with Liberator, Inc. during the first quarter of fiscal 2010 totaled $192,167.  This item consists of the discounted face value of the $250,000 convertible note payable to Hope Capital by the Company, who is the acquirer pursuant to ASC Topic 805 (formerly SFAS 141(revised)).  The expense related to the merger included in other income (expense) are non-cash expenses.

No expense or benefit from income taxes was recorded in the nine months ended March 31, 2010 or 2009.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $646,504, or ($0.01) per diluted share, for the nine months ended March 31, 2010 compared with a net loss of $693,436, or ($0.02) per diluted share, for the nine months ended March 31, 2009.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, costs associated with new product introductions, and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell.  A significant portion of our operating expenses are relatively fixed and the timing of any increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased by $1,504,525 to $311,108 at March 31, 2010 from $1,815,633 at June 30, 2009. This decrease in cash resulted from cash used in operating activities of $1,398,406 and cash used in investing activities of $155,932, which was offset by cash provided by financing activities of $49,813, as more fully described below.

Cash used in operating activities for the nine months ended March 31, 2010 represents the results of operations adjusted for non-cash depreciation $197,318 and the non-cash deferred rent accrual reversal of $17,224, the non-cash expenses related to the merger of $192,163, and amortization of the debt discount on the convertible notes of $33,561. Changes in operating assets and liabilities include an increase in accounts receivable of $111,395, an increase in inventory of $292,083 and an increase in prepaid expenses and other assets of $92,387.  Additional cash was used to reduce accounts payable by $530,244 during the nine months ended March 31, 2010, and reduce accrued compensation and accrued expenses and interest by $15,708 and $115,903, respectively.

Cash flows used in investing activities reflects capital expenditures during the nine months ended March 31, 2010. The largest component of capital expenditures during the period was our project to upgrade the e-commerce platform and ERP system. Expenditures on the e-commerce platform and ERP system, as of March 31, 2010, total approximately $397,337, and the systems are operational and in-use as of September 1, 2009.

Cash flows provided by financing activities consisted primarily of $251,500 from the net proceeds of the sale of 1,000,000 shares of common stock on January 29, 2010, proceeds from short-term notes payable totaling $140,000, and the net increase in the revolving line of credit totaling $30,183. Cash flows used in financing activities are attributable to the repayment of the credit card advance of $198,935, principal payments on notes payable and capital leases totaling $109,434, and repayment of short-term notes payable of $24,802.

As of March 31, 2010, our net accounts receivable increased by $111,395, or 32%, to $457,825 from $346,430 at June 30, 2009. The increase in accounts receivable is primarily the result of increased sales to certain wholesale accounts during March 2010.  Management believes that our accounts receivable are collectible net of the allowance for doubtful accounts of $15,178 at March 31, 2010.

Our net inventory increased by $292,083, or 42%, to $992,486 as of March 31, 2010 compared to $700,403 as of June 30, 2009.   The increase in inventory is primarily in finished goods inventory and resulted from introducing several new products during the quarter ended March 31, 2010.  Sales of new products during the quarter ended March 31, 2010, which include the Axis, Axis Hitachi, Wing, Hipster, Flip Ramp, Esse Chaise and TENGA, totaled approximately $427,000.

Accounts payable decreased by $530,244, or 24%, to $1,717,601 as of March 31, 2010 compared to $2,247,845 as of June 30, 2009. The decrease in accounts payable was the result of our improved working capital position that resulted from the net proceeds of the private placement of Liberator, Inc.’s common stock that closed on June 26, 2009.

Liquidity and Capital Resources

At March 31, 2010, our working capital deficiency was $373,911, a decrease of $267,787 compared to the deficiency of $106,124 at June 30, 2009. However, it is an improvement of $296,655 from a deficiency of $670,566 at the end of the prior quarter that ended December 31, 2009. Cash and cash equivalents at March 31, 2010 totaled $311,108, a decrease of $1,504,555 from $1,815,633 at June 30, 2009.

On November 10, 2009, the Company entered into a loan agreement for a revolving line of credit with a commercial finance company that provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus 6% (9.25% as of February 16, 2010) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.  The unpaid balance on this revolving line of credit was $201,616 as of March 31, 2010.

Management believes anticipated cash flows generated from operations during the fourth quarter of fiscal 2010, along with current cash and cash equivalents as well as borrowing capacity under the revolving line of credit should be sufficient to finance working capital requirements required by operations during the next twelve months. However, if product sales are less than anticipated during the three months ended June 30, 2010, we may need to raise additional funding in the near term to meet our working capital requirements. If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.  We cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to our stockholders.  If we require additional financing in the near-term and are unable to obtain it, this will adversely affect our ability to operate as a going concern and may require the Company to substantially scale back operations or cease operations altogether.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $646,504 for the nine months ended March 31, 2010 and a net loss of $3,754,982 for the year ended June 30, 2009. As of March 31, 2010, we have an accumulated deficit of $5,955,962 and a working capital deficit of $373,911.

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

These actions include initiatives to increase gross profit margins through improved production controls and reporting. To that end, we recently implemented a new Enterprise Resource Planning (ERP) software system. We also plan to reduce discretionary expense levels to be better in line with current revenue levels. Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic development plans we have identified will require approximately $2,000,000 of funding. We expect to invest approximately $200,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,000,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financing and Accounting Officer), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no material developments during the quarter ended March 31, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2010, we issued 1,000,000 shares of common stock to 12 individuals and entities in the aggregate amount of $300,000 in a private placement financing.   We relied on an exemption from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof for the issuance of these securities. We made this determination based on the representations of the investor, which included, in pertinent part, that such person was an “accredited investor” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act, and that such person was acquiring our common stock for investment purposes for its own respective account and not as a nominee or agent and not with a view to the resale or distribution thereof, and that the investor understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On January 29, 2010, we issued 100,000 shares of common stock to New Castle Financial Services with respect to investment banking and financial services performed by New Castle Financial Services in connection with the above private placement. We relied on an exemption from registration under the Securities Act pursuant to Section 4(2) for the issuance of these securities since the issuance by us did not involve a public offering. In addition, New Castle had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted as they are not registered pursuant to the Securities Act.

On April 30, 2010, we issued 166,666 shares of our common stock to an employee in exchange for cash consideration of $50,000.  We relied on an exemption from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof.  We made this determination based on the representations of the investor, which included, in pertinent part, that such person was an "accredited investor" within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act, and that such person was acquiring our common stock for investment purposes for his own investment account and not with a view to the resale or distribution thereof, and that the investor understood that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

WES CONSULTING, INC.
(Registrant)

May 14, 2010	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2010	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)