Form 10-K
period 2010-06-30
WES Consulting, Inc.
filed 2010-10-13
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 000-53314

WES Consulting, Inc.
(Exact name of Company as specified in its charter)

Florida	59-3581576
(State of incorporation)	(IRS Employer Identification No.)

2745 Bankers Industrial Drive, Atlanta, Georgia 30360
(Address of principal executive offices) (Zip Code)

Company's telephone number: (770) 246-6400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ YES     ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files)   ☐ YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES     ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The registrant’s common stock had no active trading market as of the last business day of its most recently completed second fiscal quarter.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 12, 2010 was 63,182,647.

TABLE OF CONTENTS

i

 FORWARD-LOOKING STATEMENTS

This report may contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects," "anticipates," "intends," "plan," "believes," "predicts", "estimates" or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning the Company, the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Forward-looking statements speak only as of the date of this report, presentation or filing in which they are made. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this report include, but are not limited to:

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	competition from other sexual wellness retailers and adult-oriented websites;

•	our ability to generate significant sales revenue from magazine, radio and television advertising;

•	our ability to maintain our brands;

•	unfavorable economic and market conditions;

•	our reliance on credit cards as a form of payment;

•	our ability to keep up with new technologies and remain competitive;

•	our ability to continue as a going concern;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	security breaches may cause harm to our systems;

•	supply interruptions from raw material vendors:

•	our ability to enforce and protect our intellectual property rights;

•	we may be subject to claims that we have violated the intellectual property rights of others;

•	the loss of our main data center or other parts of our infrastructure;

•	systems failures and interruptions in our ability to provide access to our websites and content;

•	companies providing products and services on which we rely may refuse to do business with us;

•	changes in government laws affecting our business;

•	we may not be successful in integrating any future acquisitions we make;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	restrictions to access on the internet affecting traffic to our websites;

•	risks associated with currency fluctuations;

•	risks associated with litigation and legal proceedings; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I.

ITEM 1.        Business

General

We are a provider of goods and information to consumers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life. The information that we provide consists primarily of product demonstration videos that we show on our websites and instructional DVDs that we sell.

Unless the context requires otherwise, all references in this report to the “Company,” “WES,” “we,” “our,” and “us” refer to WES Consulting, Inc. and our subsidiaries.

Our executive offices are located at 2745 Bankers Industrial Dr., Atlanta, GA 30360; our telephone number is +1-770-246-6400.  Our primary Web site addresses are www.liberator.com, www.studiooneup.com, and www.foamlabs.com.

Our History

The Company was incorporated in the State of Florida on February 25, 1999. Prior to our merger with Liberator, Inc. in October 2009, our principal business plan was to provide consulting services to companies requiring expert guidance and assistance in successfully upgrading and improving their high-volume commercial printing businesses. The primary emphasis was on global companies involved in printing telephone directories.

On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement with Liberator, Inc., a Nevada corporation (“Liberator”).  Pursuant to the agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity.   As a result of the merger, Liberator’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), a Georgia corporation, became our wholly owned subsidiary.  OneUp wholly owns Foam Labs, Inc., a Georgia corporation. All of the operations of the Company are conducted through OneUp.

Liberator, Inc.

Liberator was incorporated in the State of Nevada on October 31, 2007 under the name “Remark Enterprises Inc.”  Since inception, Liberator was engaged in organizational efforts and obtaining initial financing. Liberator was formed as a vehicle to pursue a business combination. Liberator formed OneUp Acquisition, Inc., a Georgia corporation and as a wholly owned subsidiary (the “Subsidiary”) on March 11, 2009.  On April 3, 2009, Liberator entered into a Stock Purchase and Recapitalization Agreement with OneUp Innovations, Inc., a privately held Georgia corporation (“OneUp”), and the Subsidiary.  On June 26, 2009, Liberator consummated the transactions contemplated by the agreement, as amended.  Pursuant to the agreement, the Subsidiary and OneUp merged, and all of the issued and outstanding common stock of OneUp was exchanged for an aggregate of 45,000,000 shares of Liberator’s common stock (90% of the total issued and outstanding shares of common stock of Liberator).  In addition, all of the issued and outstanding shares of preferred stock of OneUp was exchanged for 4,300,000 shares of preferred stock of Liberator.  After the merger, OneUp became Liberator’s wholly owned subsidiary, and Liberator’s business operations were conducted through OneUp.  On July 2, 2009, Liberator changed its name to “Liberator, Inc.”

OneUp Innovations, Inc.

Founded in Atlanta, Georgia in 2000, OneUp is a provider of goods and information to customers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life. The information that OneUp provides consists primarily of product demonstration videos that the Company shows on its websites and instructional DVDs that the Company sells.

Established with this conviction, Liberator Bedroom Adventure Gear ® empowers exploration, fantasy and the communication of desire, no matter the person’s shape, size or ability. Products include the original Liberator shapes and furniture, sophisticated lingerie and latex apparel, pleasure objects, as well as bath and body, bedding and home décor. The Liberator brand of OneUp is a growing consumer brand that celebrates intimacy by inspiring romantic imagination.

Liberator Bedroom Adventure Gear ® is a love-style brand that exists in a space where the act of love meets art and invention. Not prurient enough to be an "adult" product, yet too sexy to be considered mainstream, we created a retail category and a brand called “Liberator” to define ourselves in a marketplace that is rapidly gaining in popularity and acceptance.

Since we shipped our first product in 2002, OneUp has evolved into a community of approximately one hundred people that create, develop, make, market, advertise, promote and re-invent items and ideas that allow couples to have a fuller sexual experience of themselves and each other.

OneUp is focused on building, developing and marketing its Liberator brand of Bedroom Adventure Gear products. Since inception, we have spent over $8 million in print advertising, building awareness of the brand primarily through magazine advertisements. We now intend to broaden our marketing reach by advertising on selected cable television and radio channels.

In addition to the Liberator Shapes ®, we also produce a line of casual foam-based furniture that we sell under the Studio OneUp “Jaxx” brand. These products are produced as a by-product from the manufacturing of Liberator products, as we re-purpose the scrap foam created from the cutting of the cushions. The Studio OneUp products are offered directly to consumers through our web site www.studiooneup.com, to e-Merchants under drop-ship agreements where we ship directly to their customers, and to other resellers.

OneUp is currently housed in a 140,000 sq. ft. vertically integrated manufacturing facility on eight acres in a suburb of Atlanta, Georgia. Our products are sold directly to consumers and through approximately six hundred domestic resellers and six international resellers, approximately 1,300 marketing affiliates, and several dozen independent sales consultants within the United States. Other than the six international resellers, none of our customers are subject to a written agreement or are required to purchase or sell a specific amount of our products. Marketing affiliates are companies that operate websites that market our products on their websites. These marketing affiliates direct visitor traffic to our websites by using our technology to place banners or links on their websites to our website.

Industry Background

WES participates in the rapidly growing worldwide market of sexual wellness. What was once called Family Planning has evolved over the last 6 years into a new category called Sexual Wellness. All of the major retailers, pharmacies and on-line retailers have embraced this development.

Major consumer brands are rapidly entering the Sexual Wellness market, with either new products or repackaged existing products. These brands include:

•	K-Y Personal Lubricant (a division of $62 billion Johnson & Johnson)
•	Trojan Condoms (a division of $2.5 billion Church & Dwight)
•	Philips Electronics (a €23 billion company) recently introduced a line of personal vibrators
•	Durex Condoms and Durex Play (a £348 million division of UK-based SSL International)

We believe that the category of sexual wellness is in the early stages of consumer awareness and that it will continue to grow and gain consumer acceptance to become a major trend in society.

Overview of our Facilities and Operations

Our 140,000 square foot facility on eight acres is located in metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff.  Our manufacturing operation has CAD controlled fabric cutting and foam contouring equipment and two state-of-the-art conveyor unit production sewing systems.

Business Strategy

As one of the few recognized brands in the sexual wellness market, our goals are to achieve long-term growth and profitability and diversify our sales base. We plan to achieve these goals using the following strategies:

•
Expand Advertising Beyond Magazines. Since inception, 95% of our advertising expenditures have been for print advertisements in magazines. While we plan to continue with print advertising, we also believe that we may be more successful by advertising on adult and mainstream cable television and network channels, and satellite and terrestrial radio stations and expanding our efforts in internet advertising. We are currently developing television advertisements in order to test their effectiveness in driving traffic to our Liberator.com website.

•
Pursue Targeted Acquisitions. We believe that the sexual wellness industry is highly fragmented, with few market leaders, and we seek to pursue acquisitions that meet our values, strategic focus and economic criteria. We believe there is a significant opportunity to expand our business by acquiring and integrating companies that manufacture or market high-quality products to the sexual wellness consumer market and that, in many cases, such companies could increase their sales as a result of offering their products for sale under the Liberator brand.

•	Capitalize on the Liberator brand. We intend to extend the Liberator brand through the introduction of Liberator brand pleasure objects and consumables, like personal lubricants and massage oils.

•
Expand our Channels of Distribution. In 2008, we began licensing the Liberator brand to entrepreneurs in foreign countries and we now have licensees in 11 European and Asian countries with a total population of 250 million. We intend to continue to add to our list of international licensees. We also believe there is a significant opportunity to open Liberator Love Artist stores in specific domestic markets like Atlanta, New York, Los Angeles and Miami. Not only will such stores increase awareness of the brand, but they will serve as regional hubs to support local networks of independent sales agents that purchase products from our stores and resell them to their friends and family members through in-home parties.

•
Expand Distribution of our Studio OneUp “Jaxx” products. We have developed a unique point-of-purchase packaging system for our Jaxx “foam bag” line of Studio OneUp seating. This system allows the retailer to stock a variety of foam bag colors and fabric types while maintaining minimal inventory of the foam-based filling. The foam-based filling is re-purposed scrap foam created from the manufacturing of the Liberator cushions. The foam-based filling is compressed into square capsules with a maximum weight of 25 pounds, which makes it easier for the consumer to transport the product, and it reduces the amount of shelf space required by the retailer. To purchase one of the various sizes of foam bags, consumers simply select the required size and number of compressed foam capsules that match the selected cover.

Our Competitive Strengths

We believe that we have the following competitive strengths that we can leverage to implement our strategy:

Leading market position. Since our first magazine advertisements appeared in 2002, we have been one of only a handful of companies that are permitted to advertise sexual wellness products in mainstream publications. Because of our upscale presentation and mainstream appeal, Liberator product advertisements have passed the approval of magazines that have never before permitted an adult product to advertise. As a result, we believe that we enjoy a somewhat exclusive franchise in this category. Because of our ability to reach mainstream consumers through print advertisements, we believe that we have established a leading market position in the category of sexual wellness products. To some degree, we believe this is evidenced by our product position on leading e-commerce websites as a product category and as a brand name.

Vertically integrated operations which includes product and packaging design, website design, manufacturing, and marketing capabilities. Our state-of-the-art design and production facility allows us to rapidly bring new products to market and respond quickly to changes in consumer preference, and our in-house website design capabilities allows us to create a constant stream of website content that provides our consumers with an entertainment venue, which in turn creates a catalyst for them to revisit our website after their initial purchase.

Broad product offering. We currently manufacture approximately 1,500 products and purchase for resale an additional 1,300 products.

Established and diversified customer base. We have approximately 175,000 unique individual customers in addition to leading retailers and e-merchants.

Experienced executive team. We have an experienced team of corporate managers. Our founder and Chief Executive Officer, Louis Friedman, is an entrepreneur and investor whose management experience spans the past 30 years. Our Chief Financial Officer, Ronald Scott, has over 30 years of experience in accounting and financial management, with 13 years as the Chief Financial Officer for a NASDAQ-listed natural products company.

Products and Services

Liberator Products

We developed a product line of Bedroom Adventure Gear which consists of 15 differently shaped cushions being marketed as Liberator Shapes.  Liberator Shapes are positioning props that rock, elevate, and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting. As human bodies come in different sizes, so do Liberator Shapes, and Liberator Shapes are available in an assortment of fabric colors and prints to add to the visual excitement. The Shapes are covered under United States Patent #6,925,669. Each of the 15 Liberator Shapes has a unique shape, designed to introduce to the sexual experience positions that were previously difficult to achieve. The Liberator Shapes are manufactured from structured urethane foam cut at angles, in large cubes, rounds and in platform shapes. The urethane base is encased in a tight, fluid resistant polyester shell, helping the cushions to maintain their shape.  Our best-selling lines of the Liberator Shapes products are the Wedge, Ramp, and Wedge/Ramp combination.

We have also developed a unique a line of furniture pieces, called “sex furniture”, which set the benchmark for relaxed interaction and creative sex. Three of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse®, the Esse Chaise, and the Equus™.  The sex furniture line also includes products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold as the Zeppelin™, the Zeppelin Lounger, the Zeppelin Cocoon, the Zeppelin Rest, the Palooza, and the Zeppelin Pillow.

The products sold under the Liberator Shapes line, including the sex furniture, provided 59.1%, 67.5%, and 69.9% of our revenues for our fiscal years ended June 30, 2010, 2009, and 2008, respectively.  Revenues from the Wedge, Ramp, and Wedge/Ramp combination products made up approximately 62% of the revenue from the Liberator Shapes in fiscal 2010 and approximately 50% of the revenues from the Liberator Shapes line in fiscal years 2009 and 2008.

Studio OneUp Products

In addition to the Liberator product line, we also produce a line of casual foam-based furniture sold under the Studio OneUp brand. These products are offered directly to consumers through our Studio OneUp web site and to e-Merchants under drop-ship arrangements where we ship directly to customers and to other resellers.  Our Studio OneUp products provided 17.2%, 13.7%, and 9.8% of our revenues for our fiscal years ended June 30, 2010, 2009, and 2008, respectively.

Resale Products

Beginning in 2006, we began importing high-quality pleasure objects and erotica from around the world. This collection now includes products for the body and mind, including erotic books and gifts. These resale products provided 17.1%, 10.9%, and 12.2% of our revenues for our fiscal years ended June 30, 2010, 2009, and 2008, respectively.

Miscellaneous Products and Contract Manufacturing

We also manufacture couture lingerie, latex garments, fetish wear, and a line of boudoir bedding items that are sold under the Fascinator™ line.  The Fascinator line provided an immaterial portion of our revenues during the last 3 fiscal years. Beginning in early fiscal 2007, we began providing contract manufacturing services to companies seeking private label specialty products made from fabric and foam. These products are typically designed by the client companies and manufactured to their specifications and, to date, have not been a material part of our business.

Competition

The markets for the sexual wellness products offered by the Company are highly fragmented and are characterized by thousands of small and often undercapitalized businesses. We believe that we compete on the basis of integrity, the distinctiveness, quality and performance of our products, quality of customer service, creative presentations and brand name recognition.

We believe that the primary competitive factors in e-commerce are brand recognition, site content, ease of use, price, fulfillment speed, customer support, reliability and integrity. Our success, particularly against larger and better financed competitors, will continue to depend upon our ability to provide a compelling and satisfying shopping experience for the consumer, both on-line and at our current and future retail stores.

Intellectual Property

Liberator, Wedge, Ramp, Cube, Stage, Esse, Zeppelin, Jaxx, Hipster, Wing, “Explore More”, “Bedroom Adventure Gear“, and the Liberator logo are subject to trademark applications of the Company.

We also currently hold 28 web domain names relating to our brand.

In August 2005, we were issued a United States utility patent number US 6,925,669, “Support Cushion and System of Cushions.”

Marketing

Through advertisements in a broad range of national magazines, consumers are directed to one of our primary e-commerce websites to learn more about our products and place their orders.

We intend to expand our advertising efforts beyond magazines to reach broader segments of the population and increase our consumer base. These initiatives may include expanded use of internet advertising, television advertising, and radio advertising.

Through our in-house wholesale sales organization, we engage retailers directly and then either ship to them on a wholesale basis or provide fulfillment services by drop-shipping directly to their customers.

Through attendance at a variety of domestic and international consumer and industry trade shows, we gain valuable feedback from consumers and retailers regarding our product offering. Attendance at these trade shows also provides us with an opportunity to monitor the competitive environment and be made aware of any emerging trends in the sexual wellness industry.

Licenses

In mid-2008, we launched an international expansion program through a licensing program. Through a co-manufacturing arrangement whereby the foam is contoured in the local country, the Company has created a way for local partners to launch the brand quickly and aggressively. Each licensee has the full capability to sell directly to consumers and traditional resellers, and has made significant financial commitments to marketing the Liberator brand through country specific advertising channels which include print, television, and radio. These licensees are also empowered to interpret the brand so as to be culturally sensitive to their respective territories.

Since September 2008, we have issued six license agreements that cover 11 countries around the world including the UK, Germany, Netherlands, Belgium, France, Italy, Australia / New Zealand, Singapore, Indonesia, and Malaysia (with a combined population greater than 250 million residents.) All territories will have, if not already, a fully functional consumer website, and in some cases, our partners will develop Liberator Lovestyle retail stores.

International websites are now offering Liberator products in Singapore, the United Kingdom, the Netherlands, Germany, Belgium, France, and Australia/New Zealand.

These international licensees are expected to eventually be distribution pipelines which will market the Liberator branded products, ranging from consumables and toys to shapes and furniture. Under the licensing agreements, the licensees are encouraged to open all sales channels within their territories including big box retailers, drugstores, and other retail channels. Sales to licensees consist of an initial license fee plus recurring product sales. Product sales and license fees from international licensees was less than 3% of total net sales in fiscal 2009 and less than 1% of total net sales during fiscal 2010. The international license agreements, which have a term of three to six years, appoint the companies or individuals as exclusive distributors in their respective territories (with no minimum annual purchase requirements) and require the licensees to spend specific amounts on advertising in their local markets. However, to date, these advertising requirements have not been enforced by the Company. The international license agreements may be terminated at any time upon the mutual written agreement of the parties, and upon the occurrence of any event of default, as defined in the agreements.

Sales Channels

We conduct our business through two primary sales channels: Direct (consisting of our Internet website and telephone sales) and Wholesale (consisting of our stocking reseller, drop-ship, contract manufacturing and distributor accounts). The following is a summary of our revenues:

(Dollars in thousands)	Fiscal 2008	Fiscal 2009	Fiscal 2010
Direct	$6,703	$5,144	$5,355
Wholesale	3,550	4,022	4,736
Other	1,498	1,095	989
Total Net Sales	$11,751	$10,261	$11,080

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2008	Fiscal 2009	Fiscal 2010
Internet	$6,096	$4,536	$4,637
Phone	607	608	718
Total Direct Net Sales	$6,703	$5,144	$5,355
Direct net sales as a percentage of total revenues	57.0%	50.1%	48.3%

            Since inception, OneUp has sold directly to approximately 200,000 consumers, many of these consumers have ordered from the Company more than once.

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2008	Fiscal 2009	Fiscal 2010
Wholesale customers	$3,550	$4,022	$4,736
Percentage of total revenues	30.2%	39.2%	42.7%

As of June 30, 2010, the Company has approximately 600 active wholesale accounts, most of which are located in the United States.

Internet Website

Since 2002, our main website located at www.liberator.com has allowed our customers to purchase our merchandise over the Internet. Using a consistent standard measure, our website logged over 3.2 million visits in fiscal 2010, as compared to 3.1 million visits in fiscal 2009, representing a 3% increase in website visits.  Internet revenues represented 87% of the Direct business in fiscal 2010, compared to 88% of the Direct business in fiscal 2009. We design and operate our websites using an in-house technical and creative staff. Our www.liberator.com website is intended to be an entertainment and educational venue where consumers can watch product demonstration videos, videos on sexual wellness topics and humorous videos on the many facets of human sexuality.

In response to declining sales on our main website between fiscal 2008 and 2009, in fiscal 2009 (the year ended June 30, 2009) we began an implementation project of a new e-commerce platform and a new enterprise resource planning (ERP) system. The implementation of both of these systems was substantially completed during the first quarter of fiscal 2010 (the year ended June 30, 2010).

Liberator® “Lovestyle” Store

Sex and love are inherently essential to life, but we do not believe they have been properly presented in retailing. Couples seeking products to enhance intimacy have limited choices beyond that of the local sex shop.  In our 3,500 square foot factory store we present “lovestyle” and sexual adventure in an interactive environment that is couple friendly and appeals to a broad consumer market.

Products offered include:

•	Liberator Shapes, sexual furniture, playful restraints
•	Bedding – silk / satin sheets, duvets, pillows
•	Pleasure objects (imported high-end)
•	Leather products.
•	Erotic prints, books and sculptures
•	Borosilicate glass art and pleasure objects
•	Lingerie – leather, silk, latex, and high end dress-up costumes
•	Dance wear & accessories – burlesque, belly dance, strip tease plus DVDs
•	Sensual Massage, bath and body products
•	Music, educational DVDs, limited erotic DVDs
•	Personal lubricants
•	Scents, fragrances and candles
•	Instructional monthly presentations or salons

Our factory store has demonstrated the power of the Liberator brand – customers want to feel and touch Liberator products and are willing to travel to the store, return repeatedly and refer friends.

The Liberator Lovestyle Store serves as a laboratory to observe consumer reaction to new products and to evaluate price points and merchandising techniques.

We believe that our retail store concept is ready to be expanded beyond our single location and either franchised or licensed throughout the United States, providing an upscale experience in-sync with the mainstreaming of sexual well-being.

Government Regulation

We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations that regulate the promotion and sale of merchandise and the operation of warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Seasonality

Our business has a seasonal pattern. During the past three years, we have realized an average of approximately 28% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 29% of our revenues in the third quarter, which includes Valentine’s Day.

Employees and Labor Relations

As of September 25, 2010, we had 108 employees. In addition, approximately 12 employees will be hired on a seasonal basis to meet demand during the peak season which includes the Christmas holiday and Valentine’s Day. None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

ITEM 2.        Properties

We operate our business from one facility. We lease 140,000 square feet on eight acres located at 2745 Bankers Industrial Drive, Atlanta, GA 30360. This facility serves as our manufacturing facility, design and creative center, fulfillment warehouse, retail store, and administrative and corporate headquarters.  The lease for this facility expires on December 31, 2015.

We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3.        Legal Proceedings

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•
On June 30, 2010, an Austin, Texas-based company, Interactive Life Forms, LLC (“ILF”) initiated an investigation before the International Trade Commission (“ITC”) by filing a complaint with the ITC (the “Investigation”) against the Company and 26 other manufacturers, distributors, and retailers of various elastomeric gel-based male masturbator products.  In the Investigation, ILF accused the companies of violating Section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. § 1337, by importing or selling imported products that allegedly infringe certain U.S. patents.  ILF’s claims against some of the respondents have been dismissed pursuant to settlement agreements.  With respect to the Company, ILF alleged that by distributing the Flip Hole product of TENGA Co. Ltd. (TENGA), the Company was importing or selling imported products that infringe U.S. Patent Nos. 5,782,818 (“the ’818 Patent”) and 5,807,360 (“the ’360 Patent).  ILF asked the ITC to issue orders that would prohibit the future sale in the United States of any such products by any company found to have violated the Tariff Act.  The Company believes that it has meritorious defenses to the claims and has answered the complaint in the Investigation, and denied liability on all claims.  The ITC proceeding is currently in its discovery phase and is set for evidentiary hearing on May 16-20, 2011.

•
On June 30, 2010, the same day ILF filed its complaint with the ITC, ILF also filed a complaint in the United States District Court for the Western District of Texas against mostly the same parties (“the Litigation”).  ILF has dismissed its claims against some of the Defendants ostensibly pursuant to the same settlement agreements mentioned in connection with the ITC proceeding, above.  In the Litigation, ILF seeks injunctive relief and unspecified monetary damages for patent infringement.  On August 27, 2010, the parties jointly filed a motion that would stay the proceedings in the Litigation until the Investigation has concluded based on a federal statute that provides for such a stay.  The motion to stay is pending.  If granted, the proceedings in the Litigation will be suspended until resolution of the Investigation.  If the motion is not granted or ruled upon by November 19, 2010, the Company will file an answer to the complaint.  As with the Investigation, the Company believes that it has meritorious defenses to all of the ILF claims made against the Company, and the Company intends to vigorously pursue such defenses.  Furthermore, TENGA Co., Ltd. has agreed to indemnify the Company for reasonable and actual costs and expenses associated with the Investigation and Litigation, as well as provide a defense in both matters.

•
On September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman, Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia. The plaintiff seeks repayment of a shareholder loan in the amount of $29,948 and unspecified amounts of compensatory, punitive, and statutorily trebled damages. The plaintiff alleges breach of fiduciary duty, breach of contract, fraud, and violation of the Georgia Securities Act, among other claims. The Company intends to vigorously contest the case and intends to file a Motion to Dismiss the lawsuit on or before October 15, 2010.

Although we believe that we have meritorious defenses to Mr. Cohen’s claims and will prevail against those claims, this matter is at a preliminary stage and we are not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, other than the amount of the shareholder loan, we have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “WSCU.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 4/1/10 to 6/30/10	0.34	0.25
Third Quarter: 1/1/10 to 3/31/10	*	*
Second Quarter: 10/1/09 to 12/31/09	*	*
First Quarter: 7/1/09 to 9/30/09	*	*

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 4/1/09 to 6/30/09	*	*
Third Quarter: 1/1/09 to 3/31/09	*	*
Second Quarter: 10/1/08 to 12/31/08	*	*
First Quarter: 7/1/08 to 9/30/08	*	*

* Our common stock had no trading price until May 3, 2010.

Holders

As of September 28, 2010, we had approximately 73 stockholders of record of our common stock.

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV, 89119-4355.

Dividend Policy

We plan to retain all earnings generated by our operations, if any, for use in our business. We do not anticipate paying any cash dividends to our stockholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, and when not restricted, will be determined by our board of directors in light of our earnings, financial condition, capital requirements, and other factors. Additionally, under the terms of our credit facility, we are precluded from paying a dividend.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2010.

	Number of securities to be issued upon exercise of outstanding options,	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	872,000	$.25	4,128,000	(2)
Equity compensation plans not approved by security holders (3)	438,456	.228	-0-

Total	1,310,456	$.243	4,128,000

(1)	Includes option awards outstanding under our 2009 Stock Option Plan.
(2)	Includes shares remaining available for future issuance under our 2009 Stock Option Plan.
(3)	Non-qualified stock option issued to the Company’s Chief Financial Officer, Ronald Scott.

Recent Sales of Unregistered Securities

None.

Repurchases.

None.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2010 and 2009 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Overview of the Company and Business Segments

We are a provider of goods and information to consumers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life. The information that we provide consists primarily of product demonstration videos that the Company shows on its websites and instructional DVDs that the Company sells.

Established with the conviction that sensual pleasure and fulfillment are essential to a well-lived and healthy life, Liberator Bedroom Adventure Gear® was created to empower exploration, fantasy and the communication of desire, no matter the person’s shape, size or ability. Products include the original Liberator shapes and furniture, sophisticated lingerie and latex apparel, pleasure objects, as well as bath and body, bedding and home décor. Liberator is a growing consumer brand that celebrates intimacy by inspiring romantic imagination.

Liberator Bedroom Adventure Gear is a love-style brand that exists in a space where the act of love meets art and invention. Not prurient enough to be an "adult" product, yet too sexy to be considered mainstream, we created a retail product category and brand called “Liberator” to define ourselves in a marketplace that is rapidly gaining in popularity and acceptance.

Since we shipped our first products in 2002, the Company has evolved into a community of dedicated employees that create, develop, make, market, advertise, and promote products and ideas that allow couples to have a fuller sexual experience of themselves and each other.

We are focused on building, developing and marketing our Liberator brand of Bedroom Adventure Gear products. Since inception, we have spent over $8 million in print advertising, building awareness of the Liberator brand primarily through magazine advertisements. We now intend to broaden our marketing reach by advertising on selected cable television and radio channels, and through expanded internet advertising.

In addition to the Liberator Shapes, we also produce a line of casual foam-based furniture that we sell under the Studio OneUp “Jaxx” brand. These products are produced as a by-product from the manufacturing of Liberator products, as we re-purpose the scrap foam created from the cutting of the cushions. The Studio OneUp products are offered directly to consumers through our web site www.studiooneup.com, to e-Merchants under drop-ship agreements where we ship directly to their customers, and to other resellers.

We are currently housed in a 140,000 sq. ft. vertically integrated manufacturing facility on eight acres in a suburb of Atlanta, Georgia. Since our first sale in May 2002, we have grown to include 108 employees, with our products being sold directly to consumers and through hundreds of domestic resellers and on-line affiliates and six international resellers.

The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Our significant accounting policies are described in the notes to our consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our critical accounting policies include those listed below.

Revenue Recognition.  To recognize revenue, four basic criteria must be met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

Net sales are comprised of the total product sales billed during the period plus amounts paid for shipping and handling, less the actual returns, customer allowances, and customer discounts.

Allowance for Doubtful Account. We maintain an allowance for doubtful accounts to reflect our estimate of current and past due receivable balances that may not be collected. The allowance for doubtful accounts is based upon our assessment of the collectability of specific customer accounts, the aging of accounts receivable and our history of bad debts. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses in the receivable balance under current conditions. However, significant deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, could materially change these expectations and an additional allowance may be required.

Inventories. We value inventory at the lower of cost or market on an item-by-item basis and establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve amount in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations. Finished goods and goods in process include a provision for manufacturing overhead, including depreciation.

Accounting for Income Taxes. We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2010 and June 30, 2009, we had not recorded any tax liabilities for uncertain tax positions.

We estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as property and equipment depreciation, for tax and financial reporting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax examination reviews.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that it is more likely than not that we will not realize all or part of our deferred tax assets in the future, we will record an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we determine we will realize a deferred tax asset, which currently has a valuation allowance, we will reverse the valuation allowance, which would be reflected as an income tax benefit.

During fiscal 2009 and 2010, we recorded valuation allowances against deferred income tax assets of $700,419 and $378,803, respectively, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative losses we have realized for the three year period ended June 30, 2010, that realization of the net deferred income tax asset was more likely than not.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

New Accounting Pronouncements

Please refer to Note C, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our financial statements included in this report for a discussion on the impact of the adoption of new accounting pronouncements.

Results of Operations

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total Company:	Year Ended June 30, 2010	Year Ended June 30, 2009	% Change

Net sales	$11,079,760	$10,260,552	8%
Gross profit	$3,680,399	$3,116,444	18%
Loss from operations	$(624,257)	$(1,000,869)	—
Diluted (loss) per share	$(0.02)	$(0.07)	—

Net Sales by Channel:	Year Ended June 30, 2010	Year Ended June 30, 2009	% Change

Direct	$5,354,622	$5,143,604	4%
Wholesale	$4,735,789	$4,022,127	18%
Other	$989,349	$1,094,821	(10)%
Total Net Sales	$11,079,760	$10,260,552	8%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

	Year Ended	Margin	Year Ended	Margin	%
Gross Profit by Channel:	June 30, 2010%		June 30, 2009%		Change

Direct	$2,601,700	49%	$2,017,835	39%	29%
Wholesale	$1,177,732	25%	$975,404	24%	21%
Other	$(99,033)	(10)%	$123,205	11%	(180)%
Total Gross Profit	$3,680,399	33%	$3,116,444	30%	18%

Fiscal Year ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

Net sales for the twelve months ended June 30, 2010 increased from the comparable prior year period by $819,208, or 8%. The increase in sales was substantially due to an increase in sales through the Wholesale channel and, to a lesser extent, higher sales of Liberator products through the Direct sales channel.  The Direct sales channel, which consists of consumer sales through our two websites and, to a lesser extent, our factory store, increased from approximately $5.1 million in the twelve months ended June 30, 2009 to approximately $5.4 million in the twelve months ended June 30, 2010, an increase of approximately 4%. We attribute this increase to a stabilization of the U.S. economy and more typical levels of consumer spending on discretionary purchases. As a result of an ongoing focus on our Wholesale business, sales to wholesale customers increased approximately 18% from the prior year. Wholesale customers include Liberator products sold to distributors and retailers and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customer, and which, to date, has not been a material part of our business.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation. Gross margin as a percentage of sales increased slightly from 30% for the year ended June 30, 2009 to 33% for the year ended June 30, 2010. The improvement in gross margin was primarily the result of a selling price increase that was implemented in January 2010 in both the Direct and Wholesale channels.  This impact of the price increase was partially offset by more frequent consumer promotions offering “free” or significantly reduced shipping and handling, which accounts for the decrease in the Other category revenue and gross profit. Because product gross profit margins for all products in a given distribution channel are comparable, we analyze and manage our business based on changes in distribution channels and not by product mix.

Total operating expenses for the year ended June 30, 2010 were 39% of net sales, or $4,304,656, compared to 40% of sales, or $4,117,313, for the year ended June 30, 2009. Operating expenses increased 5% from fiscal 2009 to fiscal 2010. This increase in operating expenses was primarily the result of a 23% increase in General and Administrative expense which was primarily the result of higher personnel related costs.  The increase in General and Administrative expense was partially offset by a decrease in Advertising and Promotion expense of $182,358, or a 21% decrease.  Advertising and promotion expenses were reduced during fiscal 2010 as part of a plan to improve the targeting, timing and effectiveness of advertising spending.

Other income (expense) decreased from ($2,586,234) to ($409,695) in fiscal 2010.  Expense related to the issuance of the convertible note payable to acquire majority control of WES Consulting, Inc. during the first quarter of fiscal 2010 totaled $192,167.  This item consists of the discounted face value of the $250,000 convertible note payable to Hope Capital, which is net of the value of the embedded derivative.  Interest expense and financing costs during fiscal 2010 decreased by 29% from $314,719 in fiscal 2009 to $222,071 in fiscal 2010. The decrease was primarily the result of lower interest rates on lower average interest bearing debt balances.

No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2010 or 2009. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $1,033,952, or ($0.02) per diluted share, for the twelve months ended June 30, 2010 compared with a net loss of $3,587,103, or $(0.07) per diluted share, for the twelve months ended June 30, 2009.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are the availability of borrowings under our credit facility and through sales of debt and equity securities.

The loss from operations decreased to $624,257 during fiscal 2010 as compared to a loss from operations of $1,000,869 in the prior fiscal year. At June 30, 2010, increases in accounts receivable, consisting primarily of amounts due from our wholesale customers, required $216,442 in cash during fiscal 2010 compared to requiring $16,710 in fiscal 2009. At June 30, 2010, increases in inventory required $208,448 in cash during fiscal 2010 compared to $552,400 of cash provided in fiscal 2009. The increase in inventory in fiscal 2010 was primarily related to increasing sales demand and management’s continued efforts to reduce delivery lead times to customers.

At June 30, 2010, decreases in accounts payable required $668,707 in cash during fiscal 2010 compared to providing $633,674 in cash during fiscal 2009. At June 30, 2010, increases in accrued payroll and related expenses provided $129,802 in cash compared to $16,916 in the prior fiscal year. The increase in accrued payroll and related expenses is primarily due to the timing of the pay day at the end of the fiscal year relative to the end of the pay period and the accrual of $76,838 in deferred compensation expense.

Operating activities required $1,661,640 of our cash flow in fiscal 2010. This compares with net cash provided by operating activities of $252,097 in fiscal 2009.

Cash used in investing activities in fiscal 2010 was $189,178 compared to $352,392 in fiscal 2009 and consisted of capital expenditures for machinery, equipment and software.

At June 30, 2010, we had $320,184 outstanding on our line of credit, compared to an outstanding balance of $171,433 at June 30, 2009.

On May 17, 2010, OneUp Innovations, Inc., our wholly owned subsidiary, entered into a credit facility to provide it with an asset based line of credit of up to $600,000 against 80% of eligible accounts receivable (as defined in the agreement.)  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable and inventory balances. Advances under the agreement bear interest at a rate of 2% over the prime rate (5.25% as of June 30, 2010) for the accounts receivable portion of the advances and the inventory portion of the borrowings.  In addition there are collateral management fees of 0.4% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.9% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. As of June 30, 2010, we had $320,184 outstanding on this line of credit.  The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation.  On June 30, 2010, we were in compliance with all of the financial and other covenants required under this credit facility.

On November 10, 2009, the Company entered into a loan agreement for a line of credit with a commercial finance company that provided credit of up to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus 6% (9.25% as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.  The balance owed under this revolving line of credit was repaid on May 17, 2010.

As of June 30, 2009, we had a line of credit with a commercial finance company which provided up to $500,000 credit against 85% of eligible accounts receivable (aged less than 90 days) and eligible inventory (as defined in the agreement) up to a sub-limit of $220,000, such inventory loan not to exceed 30% of the accounts receivable loan. Borrowings under the agreement bear interest at the Prime rate plus two percent (5.25 percent at June 30, 2009), payable monthly. As of June 30, 2009, we were in full compliance with the terms of this revolving line of credit. As of June 30, 2009, the amount owed on the line of credit was $171,433 and it was repaid in full in August, 2009.

As of June 30, 2010, we had $388,659 in cash and cash equivalents.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $1,033,952 and $3,587,103 for the years ended June 30, 2010 and 2009, respectively, and, as of June 30, 2010, the Company has an accumulated deficit of $6,175,531 and a working capital deficit of $676,989.

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

These actions include initiatives to increase gross profit margins through improved production controls and internal reporting. To that end, the Company recently implemented a new Enterprise Resource Planning (ERP) software system. We also plan to reduce discretionary expense levels to be better in line with current revenue levels. Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic development plans we have identified will require approximately $2,300,000 of funding. We expect to invest approximately $500,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,300,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

If our business plans and cost estimates are inaccurate and our operations require additional cash or if we deviate from our current plans, we could be required to seek debt financing for particular projects or for ongoing operational needs. This indebtedness could harm our business if we are unable to obtain additional financing on reasonable terms. In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings, which in turn could restrict our operating flexibility and endanger our ability to continue operations.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During early fiscal 2009, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We currently believe petroleum related raw material and product cost pricing pressures have stabilized and will remain relatively constant throughout fiscal 2011, although there is no assurance this will occur. We do not believe current inflation rates will have a material impact on our future operations or profitability.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, costs associated with new product introductions and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the markets we operate in and sell to. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

ITEM 8.          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WES Consulting, Inc.

We have audited the accompanying consolidated balance sheets of WES Consulting, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended June 30, 2010.  WES Consulting, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WES Consulting, Inc. as of June 30, 2010 and 2009, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its financing requirements and attain profitable operations. Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri
October 8, 2010

WES Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2010	(restated) June 30, 2009
Assets:
Current assets:
Cash and cash equivalents	$388,659	$1,815,633
Accounts receivable, net of allowance for doubtful accounts of $14,143 in 2010 and $5,740 in 2009	562,872	346,430
Inventories	908,851	700,403
Prepaid expenses	212,438	95,891
Total current assets	2,072,820	2,958,357

Property and equipment, net	1,075,315	1,135,517

Total assets	$3,148,135	$4,093,874
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,579,138	$2,247,845
Accrued compensation	284,796	154,994
Accrued expenses and interest	125,869	145,793
Line of credit	320,184	171,433
Short-term notes payable	362,812	–
Current portion of long-term debt	77,010	145,481
Credit card advance	–	198,935
Total current liabilities	2,749,809	3,064,481
Long-term liabilities:
Note payable – equipment	12,136	72,812
Leases payable	140,749	225,032
Notes payable – related party	105,948	125,948
Convertible notes payable – shareholder (net)	523,731	285,750
Unsecured lines of credit	99,664	124,989
Deferred rent payable	331,570	356,308
Less: current portion of long-term debt	(77,010)	(145,481)
Total long-term liabilities	1,136,788	1,045,358
Total Liabilities	3,886,597	4,109,839
Commitments and contingencies
Stockholders’ deficit:
Series A Convertible Preferred stock, zero shares authorized, 4,300,000 shares are obligated to be issued by the Company with a liquidation preference of $1,000,000 as of June 30, 2010. On June 30, 2009, 4,300,000 shares of Convertible Preferred Stock, $0.0001 par value, with a liquidation preference of $1,000,000 were outstanding	–	430
Common stock, $0.01 par value, 175,000,000 shares authorized, 63,182,647 and 60,932,981 shares issued and outstanding in 2010 and 2009, respectively	631,826	609,330
Additional paid-in capital	4,805,243	4,515,854
Retained deficit	(6,175,531)	(5,141,579)
Total stockholders’ deficit	(738,462)	(15,965)
Total liabilities and stockholders’ equity	$3,148,135	$4,093,874

The accompanying notes are an integral part of these consolidated financial statements.

WES Consulting, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2010 and 2009

	2010	(restated) 2009

Net Sales	$11,079,760	$10,260,552
Cost of goods sold	7,399,361	7,144,108
Gross profit	3,680,399	3,116,444
Operating expenses:
Advertising and Promotion	682,332	864,690
Other Selling and Marketing	1,184,391	1,201,054
General and Administrative	2,188,553	1,781,352
Depreciation	249,380	270,217
Total operating expenses	4,304,656	4,117,313
Loss from Operations	(624,257)	(1,000,869)
Other Income (Expense):
Interest income	4,543	1,980
Interest (expense) and financing costs	(222,071)	(314,719)
Expenses related to merger	(192,167)	(2,273,495)
Total Other Income (Expense)	(409,695)	(2,586,234)
Net Loss Before Income taxes	(1,033,952)	(3,587,103)
Provision for Income Taxes	–	–
Net Loss	$(1,033,952)	$(3,587,103)
Loss per share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)
Weighted-average number of common shares outstanding:
Basic	62,103,434	48,341,549
Diluted	62,103,434	48,341,549

The accompanying notes are an integral part of these consolidated financial statements.

WES Consulting, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Restated)

From July 1, 2008 to June 30, 2010

								Total
	Series A Preferred					Additional		Stockholders'
	Stock			Common Stock		Paid-in	Accumulated	Equity
	Shares		$	Shares	$	Capital	Deficit	(Deficit)

Balance, July 1, 2008			$-	45,000,001	$450,000	$156,284	$(1,554,476)	$(948,192)

Stock issued for cash	-		-	5,000,000	50,000	(47,000)	-	3,000
Related party debt and interest exchanged for convertible preferred stock	4,300,000		$430	-	-	831,690	-	832,120
Common stock issued in private placement, net of $303,535 in issuance costs, fees and expenses	-		-	8,000,000	80,000	1,616,465	-	1,696,465
Shares issued for services in connection with the private placement	-		-	2,932,980	29,330	(29,330)	-	-
Fair market value of shares issued for services in connection with the private placement	-		-	-	-	733,245	-	733,245
Fair market value of shares issued in merger	-		-	-	-	1,250,000	-	1,250,000
Fair market value of warrant issued to Hope Capital	-		-	-	-	4,500	-	4,500
Net loss (restated)	-		-	-	-	-	(3,587,103)	(3,587,103)
Ending balance, June 30, 2009	4,300,000		$430	60,932,981	$609,330	$4,515,854	$(5,141,579)	$(15,965)
Obligation to issue preferred stock	(4,300,000)		(430)			430		-
Recapitalization in connection with merger with Liberator, Inc.	-		-	983,000	9,830	(9,830)	-	-
Common stock issued in private placement, net of $48,500 in issuance costs, fees and expenses	-		-	1,000,000	10,000	241,500	-	251,500
Shares issued for services in connection with the private placement		-	-	100,000	1,000	(1,000)	-	-
Common stock issued in private placement		-	-	166,666	1,666	48,334	-	50,000
Stock-based compensation		-	-	-	-	9,955	-	9,955
Net loss	-		-	-	-	-	(1,033,952)	(1,033,952)
Ending balance, June 30, 2010	-		$-	63,182,647	$631,826	$4,805,243	$(6,175,531)	$(738,462)

The accompanying notes are an integral part of these consolidated financial statements.

WES Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2010 and 2009

	2010	(restated) 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,033,952)	$(3,587,103)
Adjustments to reconcile (loss) from continued operations to net cash from operations:
Depreciation	249,380	270,217
Equity compensation	9,955	-
Expenses related to merger	192,167	2,273,495
Amortization of debt issuance costs	45,815	-
Change in operating assets and liabilities:
Accounts Receivable	(216,442)	(16,710)
Inventory	(208,448)	552,400
Prepaid expenses	(116,547)	17,107
Accounts payable	(668,707)	633,674
Accrued expenses	(19,924)	72,947
Accrued Payroll and Related	129,802	16,916
Deferred rent payable	(24,738)	19,153
Net cash (used in) provided by operating activities	(1,661,640)	252,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in equipment	(189,178)	(352,392)
Net cash used in investing activities	(189,178)	(352,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	301,500	1,699,465
Borrowings under line of credit	2,056,071	2,710,368
Repayment of line of credit	(1,907,320)	(2,817,075)
Borrowings (repayments) of loans from related party	(20,000)	120,948
Proceeds from credit card advance	-	550,000
Repayment of credit card advance	(198,935)	(351,065)
Proceeds from short term note and unsecured notes	465,000	100,000
Repayment of short term note and unsecured notes	(127,513)	(214,160)
Principle payments on note payable and capital leases	(144,959)	(83,260)
Additions to capital leases	-	111,188
Net cash provided by financing activities	423,844	1,826,409

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,426,974)	1,726,114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,815,633	89,519
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$388,659	$1,815,633

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Common stock issued in acquisition of subsidiary	$-	$1,987,745
Note payable issued in acquisition of majority control, net of embedded derivative	$192,167	$285,750

Cash paid during the year for:
Interest	$153,763	$245,256
Income Taxes	–	–

The accompanying notes are an integral part of these consolidated financial statements.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

WES Consulting, Inc. (the “Company”) was incorporated February 25, 1999 in the State of Florida. Until October 19, 2009, the Company was in the business of consulting and commercial property management.  On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc., a Nevada corporation (“Liberator”).  Pursuant to the Agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).  References to the “Company” in these notes includes the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc.

As a result of the Merger, each issued and outstanding share of the common stock of Liberator (the “Liberator Common Shares”) were converted into one share of the Company’s common stock, $0.01 par value, which, after giving effect to the Merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the Company (the “WES Common Stock”).  Pursuant to the Merger Agreement, each issued and outstanding share of preferred stock of Liberator (the “Liberator Preferred Shares”) was to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Merger Agreement (the “WES Preferred Stock”).  On the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock, and the parties agreed that the Company will file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  As of the execution date of the Merger Agreement, Liberator owned eighty-one point seven (80.7%) percent of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the Merger, the shares of WES Common Stock owned by Liberator prior to the Merger were cancelled.

The Merger has been accounted for as a reverse merger, and as such the historical financial statements of Liberator are being presented herein with those of the Company.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company's sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through the internet and print advertisements. We have a diversified customer base with no one customer accounting for 10% or more of consolidated net sales and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $1,033,952 and $3,587,103 (as restated) for the years ended June 30, 2010 and 2009, respectively and as of June 30, 2010 the Company had an accumulated deficit of $6,175,531 and a working capital deficit of $676,989.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.  Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

These actions include initiatives to increase gross profit margins through improved production controls and reporting and additional manufacturing equipment to improve production efficiencies. To that end, the Company recently implemented a new Enterprise Resource Planning (ERP) software system and installed a second unit production sewing system. We also plan to reduce discretionary expense levels to be better in line with current revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic development plans we have identified will require approximately $2,300,000 of funding. We expect to invest approximately $500,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,300,000 with a combination of cash flow from operations as well as cash on hand, borrowings under our line of credit, and cash raised through equity and debt financings.

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

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of the Company and our wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At June 30, 2010, accounts receivable totaled $562,872 net of $14,143 in the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of June 30, 2010, substantially all of our cash and cash equivalents were managed by a single financial institution.  As of June 30, 2010 none of our cash and cash equivalents exceeded the FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States, Canada and Europe.

Fair Value of Financial Instruments

The Company values its financial instruments in accordance with accounting guidance on fair value measurements, which, for certain financial assets and liabilities, requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

At June 30, 2010, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, obligations under capital leases, and other long-term debt. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $60,427 at June 30, 2010 and $57,625 at June 30, 2009. Advertising expense for the years ended June 30, 2010 and 2009 was $682,332 and $864,690, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $140,547 for the year ended June 30, 2010 and $173,583 for the year ended June 30, 2009. Research and development costs are included in general and administrative expense.

Shipping and Handling

We account for shipping and handling costs in accordance with FASB ASC 605, Revenue Recognition.  Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred by us are included in cost of sales in the consolidated statements of operations.

Net sales for the year ended June 30, 2010 and 2009 includes amounts charged to customers of $954,924 and $1,071,978, respectively, for shipping and handling charges.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires on December 31, 2015.  The lease is on an escalating schedule with payments during the final year of the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2010 is $331,570.  The rent expense under this lease for the years ended June 30, 2010 and 2009 was $323,723.

Segment Information

During fiscal 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

  Recent Accounting Pronouncements

In June 2008, the FASB issued revisions to FASB ASC 260, Earnings Per Share (“FASB ASC 260”) that prescribe guidelines on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. Further, the revisions clarify that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. As required, we adopted these revisions to FASB ASC 260 effective July 1, 2009.

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

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Recent Accounting Pronouncements (continued)

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

Basic and Diluted Net Loss Per Share

The loss per share (“EPS”) is presented in accordance with the provisions of the Accounting Standards Codification (“ASC”).  Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for fiscal 2010 and 2009, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).

There were approximately 5,650,849 and 4,400,849 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the years ended June 30, 2010 and 2009, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period that includes the enactment date.

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and June 30, 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company's financial statements as the largest amount of tax benefit that, in management's judgment, is greater than 50% likely of being realized upon settlement.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the years ended June 30, 2010 and 2009, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. We measure the cost of each stock option and restricted stock award at its fair value on the grant date. Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as expense in the financial statements over the respective vesting period. The expense recognized reflects an estimated forfeiture rate for unvested awards of 25%.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE D – IMPAIRMENT OF LONG-LIVED ASSETS

We follow Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, Property, Plant, and Equipment, regarding impairment of our other long-lived assets (property, plant and equipment). Our policy is to assess our long-lived assets for impairment annually in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and is measured as the excess of its carrying value over its fair value. The carrying amount of a long-lived asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset.

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2010 or 2009.
NOTE E – INVENTORIES

All inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.

The Company's inventories consisted of the following components at June 30, 2010 and 2009:

	2010	2009
Raw materials	$443,043	$366,355
Work in Process	170,996	176,637
Finished Goods	294,812	157,411
	$908,851	$700,403

NOTE F – PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2010 and 2009 consisted of the following:

	2010	2009	Estimated Useful Life
Factory Equipment	$1,531,734	$1,506,147	7-10 years
Computer Equipment and Software	819,870	665,135	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	321,288	312,433	15 years
Subtotal	2,839,888	2,650,711
Accumulated Depreciation & Amortization	(1,764,573)	(1,515,194)
	$1,075,315	$1,135,517

Depreciation expense was $249,380 and $270,217 for the years ended June 30, 2010 and 2009, respectively.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE G – NOTE PAYABLE - EQUIPMENT

Note payable – equipment, at June 30, 2010 and 2009 consisted of the following:

	June 30,
	2010	2009
Note payable to Fidelity Bank in monthly installments of $5,364 including
Interest at 8%, maturing October 25, 2010, secured by equipment	$12,136	$72,812
Long term debt portion	$0	$12,136

The schedule of minimum maturities of the note payable for fiscal years subsequent to June 30, 2010 is as follows:

Year ending June 30,
2011	$12,136

NOTE H – LINE OF CREDIT

 On May 17, 2010, our wholly owned subsidiary, OneUp Innovations, Inc., entered into a financing agreement with an “asset-based” lender for the purpose of improving working capital.  The agreement provides for up to $600,000 and is secured primarily by accounts receivable, inventory, equipment, and all general intangibles. Under the financing agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our accounts by the lender, with recourse against us and an advance rate of 80% (or such other percentage determined by the lender in its discretion), and (b) based on certain acceptable inventory not to exceed certain amounts, including an aggregate maximum of $200,000, not to exceed 50% of the aggregate amount of outstanding accounts on which an advance has been made.  The inventory component of the financing agreement is available to the Company, at the discretion of the lender and based upon the certain acceptable inventory, from October 1 through November 30 of each year.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. Advances under the agreement bear interest at a rate of 2% over the prime rate (5.25% as of June 30, 2010) for the accounts receivable portion of the advances and the inventory portion of the borrowings.  In addition there are collateral management fees of 0.4% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.9% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any of our indebtedness.  The financing agreement is personally guaranteed by the Company's CEO and majority shareholder, Louis Friedman and by the Company.  On June 30, 2010, the balance due under this financing agreement was $320,184.

On November 10, 2009, the Company entered into a loan agreement for a line of credit with a commercial finance company that provided credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at Prime rate plus 6% (9.25% as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.  The balance owed under this revolving line of credit was repaid on May 17, 2010.

On March 19, 2008, our wholly owned subsidiary, OneUp Innovations, Inc., entered into a loan agreement for a line of credit with a commercial finance company that provided credit to 85% of accounts receivable aged less than 90 days up to $500,000 and eligible inventory (as defined in the agreement) up to a sub-limit of $220,000, with such inventory loan not to exceed 30% of the accounts receivable loan. Borrowings under the agreement bear interest at the prime rate plus 2% (5.25% at June 30, 2009), payable monthly.  At June 30, 2009, the balance owed under the revolving line of credit was $171,433 and the line of credit was fully repaid in August 2009.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit and other credit facilities should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE I – SHORT TERM NOTES PAYABLE

Current notes payable are comprised of the following at June 30:

	2010	2009
Unsecured note payable to an individual, with interest at 16%, principal and interest due on January 3, 2011	$200,000	$-

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing April 16, 2011	78,659	-

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 19, 2011	60,109	-

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 13, 2011	24,044	-

	$362,812	$-

NOTE J – CREDIT CARD ADVANCE

On July 2, 2008, the Company received $350,000 from a finance company under the terms of a credit facility that was secured by the Company's future credit card receivables.  Terms of the credit facility required repayment on each business day of principal and interest at a daily rate of $1,507 over a twelve month period. The credit facility had a financing fee of 12% (equal to $42,000) on the principal amount, which equated to an effective annual interest rate of 21.1%.  The credit facility was personally guaranteed by the Company's CEO and majority shareholder, Louis Friedman.  On June 3, 2009, the Company borrowed an additional $200,000 under this credit facility. Terms of this loan required repayment on each business day of principal and interest at a daily rate of $1,723.08 over a six month period. This six month $200,000 loan had a financing fee of 12% (equal to $24,000) on the principal amount, which equated to an effective annual interest rate of 43.2%.  The $200,000 loan was fully repaid in December, 2009.

NOTE K – CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the issuer has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of June 30, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $59,500.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of June 30, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $41,769.  This amount will be amortized over the life of the note as additional interest expense.

NOTE L – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 4.5% to 11.2%. The aggregate amount owed on the three unsecured lines of credit was $99,664 at June 30, 2010 and $124,989 at June 30, 2009.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE M – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires on December 31, 2015. The lease is on an escalating schedule with payment during the final year of the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2010 and 2009 is $331,570 and $356,308, respectively. The rent expense under this lease for the years ended June 30, 2010 and 2009 was $323,723.

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

The Company leases certain material handling equipment under an operating lease.  The monthly lease amount is $4,082 per month and expires in September 2012.

The Company also leases certain warehouse equipment under an operating lease.  The monthly lease is $508 per month and expires in February 2011.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $144 per month and expires in January 2013.

Future minimum lease payments under non-cancelable operating leases at June 30, 2010 are as follows:

Year ending June 30,
2011	$412,858
2012	413,940
2013	392,028
2014	391,685
2015	404,985
Thereafter through 2016	206,150

Total minimum lease payments	$2,221,646

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note F and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2010:

Year ending June 30
2011	$94,209
2012	43,843
2013	27,178
2014	7,601
2015	-
Total minimum lease payments	172,831
Less amount representing interest	(32,082)
Present value of net minimum lease payments	140,749
Less current portion	(77,010)
Long-term obligations under leases payable	$63,739

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE M – COMMITMENTS AND CONTINGENCIES (continued)

Preferred Stock

On October 19, 2009 (the “Closing Date”), the Company entered into a Merger and Recapitalization Agreement (the “Agreement”) with Liberator.  Pursuant to the Agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).

On the Closing Date, pursuant to the Agreement, each Series A Preferred Share of Liberator (the “Liberator Preferred Shares”) were to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Agreement (the “WES Preferred Stock”).  On the Closing Date, the Company was not authorized to issue any preferred stock and therefore pursuant to the agreement, it was agreed that the Company will file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Agreement.

The Company has an obligation to issue 4,300,000 shares of Series A Convertible Preferred Stock to its President and CEO, Louis S. Friedman and will do so once it complies with the proxy rules and is able to file an amendment to it Articles of Incorporation and a certificate of designation with the Florida Secretary of State. The Series A Convertible Preferred Stock will have the following rights and privileges:

(i)
Liquidation rights - Upon the voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of the shares of the Series A Convertible Preferred Stock then outstanding shall be entitled to receive out of the assets of the Company (whether representing capital or surplus), before any payment or distribution shall be made on the Common Stock, or upon any other class or series of stock ranking junior to the Series A Convertible Preferred Stock as to liquidation rights or dividends, $0.232 for each share of Series A Preferred Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock, plus any dividends declared but unpaid thereon.

(ii)
Voting Rights.  Each issued and outstanding Series A Convertible Preferred Share shall be entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company (the “Common Shares”) issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Shares issued and outstanding at the time of such vote. At each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors, holders of Series A Convertible Preferred Shares shall vote together with the holders of Common Shares as a single class.

(iii)
Conversion. The holder of shares of Series A Convertible Preferred Stock shall have the right, subject to the terms and conditions set forth below, to convert each such stock into one share of fully paid and non-assessable Common Stock of the Corporation as hereinafter provided.  Such conversion right shall vest and shall first be available on July 1, 2011.

NOTE N – RELATED PARTY TRANSACTIONS

On June 30, 2008, the Company had a subordinated note payable to the majority shareholder and CEO in the amount of $310,000 and the majority shareholder's wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948.  In connection with Liberator’s merger with OneUp on June 26, 2009, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest into shares of Series A Convertible Preferred Stock.  Interest during fiscal 2009 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $34,647.  The accrued interest balance on these notes, as of June 30, 2010 and 2009, was $3,544 and $8,210, respectively. These notes are subordinate to all other credit facilities currently outstanding.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE N – RELATED PARTY TRANSACTIONS (continued)

The Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of Liberator before its merger with OneUp on June 26, 2009.  The note is convertible, at the holders option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share.  At June 30, 2010, this 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $59,500.  This amount will be amortized over the life of the note as additional interest.

On September 2, 2009, Liberator, Inc. acquired the majority of our issued and outstanding common stock pursuant to a common stock purchase agreement entered into with Belmont Partners, LLC, a Virginia limited liability company (the “Seller”), our former majority shareholder.  Pursuant to the terms of the purchase agreement, Liberator acquired 972,000 shares (81%) of our common stock from the Seller for a total of two hundred forty thousand five hundred dollars ($240,500) ) in addition to the issuance by the Company of two hundred and fifty thousand (250,000) warrants to purchase an equal number of shares of the Company’s common stock with an exercise price of twenty five cents ($0.25), the issuance by the Company to Belmont of a total of one million five hundred thousand (1,500,000) shares of the Company’s common stock with seven hundred and fifty thousand (750,000) shares delivered at closing and the balance of seven hundred fifty thousand (750,000) shares to be delivered on the one (1) year anniversary of the closing.  The first block of 750,000 shares were issued to Belmont on December 9, 2009. The Company was required to deliver the balance of 750,000 shares of common stock on September 2, 2010, provided, however, that in the event that the Company or Liberator made a claim for indemnification pursuant to Section 7(a) of the Stock Purchase Agreement prior to such date, the number of balance shares would have been reduced by the result of the following amount: (a) the amount of the indemnity claim pursuant to Section 7(a); divided by (b) the five (5) day average price per share of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board or other electronic quotation system.  As of September 2, 2010, the Company has not issued the 750,000 shares of common stock, and the Company is currently re-negotiating the terms of this agreement with Belmont.

Funds for the September 2, 2009 purchase by Liberator, Inc., came from a convertible note in the amount of $250,000 issued to Hope Capital Inc., a shareholder of Liberator. The note bears interest at 3% annually and is due September 2, 2012. The note is convertible at any time prior to maturity, at the holders’ option, into common stock at a conversion price of $.25 per share, subject to adjustment.  As of June 30, 2010, this 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $41,769.  This amount will be amortized over the life of the note as additional interest expense.

The lease for the Company’s current facility required the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010. Upon expiration of the initial letter of credit, a letter of credit in the amount of $25,000 (in lieu of a security deposit) is required to be secured.  Fidelity Bank issued a standby letter of credit on September 29, 2005. This letter of credit is secured by an assignment by Leslie Vogelman to Fidelity Bank of a Certificate of Deposit in the amount of $225,000.

Pursuant to the Merger and Recapitalization Agreement dated October 19, 2009 between the Company and Liberator, each of Liberator’s preferred stock were required to be converted into one share of our Series A Convertible Preferred Stock. On the closing date of the merger, we were not authorized to issue any preferred stock and therefore pursuant to the agreement, it was agreed that we will issue our shares of Series A Convertible Preferred Stock to the holder of Liberator’s preferred stock immediately prior to the merger pursuant to the terms of the agreement once we file an amendment to our Articles of Incorporation authorizing the issuance of preferred stock and filing a certificate of designation for Series A Convertible Preferred Stock with the Florida Secretary of State.  The sole holder of Liberator’s preferred stock immediately prior to our merger with Liberator was our CEO, Louis S. Friedman.  Thus, we have an obligation to issue 4,300,000 shares of Series A Convertible Preferred Stock to Mr. Friedman and will do so once we file an amendment to our Articles of Incorporation and the certificate of designation.

NOTE O – STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES

Options

On October 16, 2009, the Company’s Board of Director approved the 2009 Stock Option Plan (the “Plan”), subject to approval by a majority vote of the shareholders. The Plan reserves a total of 5,000,000 shares of common stock for issuance under the Plan. On that date, the Board of Directors also approved the grant of 1,077,000 stock options to 80 employees, including two officers of the Company.  These options have a five year term and are exercisable at 25% a year, beginning on the first anniversary of the grant date.  As of June 30, 2010, 4,128,000 shares of common stock were available for grant under the Company’s Plan.

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the consolidated statements of operations for the twelve month period ended June 30, 2010 is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 25%, based on historical experience.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE O – STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES (continued)

Options(continued)

The following table summarizes the Company’s stock option activities for the year ended June 30, 2010:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2009	438,456	3.3	$.228	$9,646
Granted	1,077,000	4.3	$.25	$—
Exercised	—	—	$—	—
Forfeited	(205,000)	—	$(.25)	—
Options outstanding as of June 30, 2010	1,310,456	3.6	$.243	$9,646
Options exercisable as of June 30, 2010	438,456	2.3	$.228	$9,646

The weighted average fair value per underlying share of options granted during the year ended June 30, 2010 was $0.056. The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated. Since the Company’s stock has no significant trading volume, the stock price is assumed to be $.25 per share.

Options outstanding by exercise price at June 30, 2010 were as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Underlying Vested and Exercisable Options	Weighted Average Exercise Price
$0.228	438,456	$0.228	2.3	438,456	$0.228
$0.25	872,000	$0.25	4.4	4 —	$—
	1,310,456	$0.243	3.7	438,456	$0.228

Stock-based compensation

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009

Cost of Goods Sold	$1,442	$—	$3,189	$—
Other Selling and Marketing	1,338	—	3,317	—
General and Administrative	2,088	—	3,449	—
Total	$4,868	$—	$9,955	$—

As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with authoritative guidance.  The Company estimates forfeitures at the time of grant and revises the original estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE O – STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES (continued)

Stock-based compensation (continued)

As of June 30, 2010, the Company’s total unrecognized compensation cost was $49,839, which will be recognized over the vesting period of 4 years. The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2010	2009	2010	2009
Stock Option Plan:
Risk-free interest rate	2.50%	—	2.5%	—
Expected life (in years)	3.5	—	3.5	—
Volatility	25%	—	25%	—
Dividend yield	0%	—	0%	—
Warrants

As of June 30, 2010, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within four years of June 30, 2010.

The Company issued 2,462,393 warrants during fiscal 2009 in conjunction with Liberator’s reverse merger with OneUp.  All of these warrants are exercisable immediately and expire five years from the date of issuance, June 26, 2014. These warrants were valued using a volatility rate of 25% and a risk-free interest rate of 4.5%, as more fully described below:

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

On September 2, 2009, the Company issued 250,000 warrants to Belmont Partners LLC in conjunction with the purchase of majority control by Liberator to purchase 250,000 shares of the Company’s common stock at a fixed price of $.25 per share. The warrants were fully vested when granted and expire on September 2, 2012.  These warrants were valued using a volatility rate of 25%, a risk-free interest rate of 4.5% and a fair market value on the date of grant of $.25.  The warrants were valued at $14,458 and were expensed as an expense related to the purchase of majority control by Liberator during the three months ended September 30, 2009.

A summary of the status of warrants granted at June 30, 2010 and June 30, 2009 and changes during the periods then ended is presented below:

	For the Twelve Months		For the Twelve Months
	Ended June 30, 2010		Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,462,393	$0.809	—	$—
Issued	250,000	0.25	2,462,393	0.809
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	2,712,393	$0.757	2,462,393	$0.809

Weighted average fair value of warrants issued during the period	—	$0.058	—	$0.0053

 WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE O – STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES (continued)

Warrants (continued)

A summary of the warrants outstanding at June 30, 2010 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.25	250,000	2.20	$0.25	250,000	$0.25
$0.50	292,479	4.00	$0.50	292,479	$0.50
$0.75	1,292,479	4.00	$0.75	1,292,479	$0.75
$1.00	877,435	4.00	$1.00	877,435	$1.00

Common Stock Issued

On September 2, 2009, Liberator acquired the majority of the issued and outstanding common stock of the Company in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Liberator, Belmont Partners, LLC, a Virginia limited liability company (“Belmont”) and the Company. At closing, Liberator acquired 972,000 shares (80.7%) of the Company from Belmont for a total of two hundred forty thousand five hundred dollars ($240,500) in addition to the issuance by the Company of two hundred fifty thousand (250,000) warrants to purchase an equal number of shares of the Company’s common stock with an exercise price of twenty five cents ($0.25), the issuance by the Company to Belmont of a total of one million five hundred thousand (1,500,000) shares of the Company’s common stock with seven hundred fifty thousand (750,000) shares delivered at closing and the balance of seven hundred fifty thousand (750,000) shares to be delivered on the one (1) year anniversary of the closing. The first block of 750,000 shares were issued to Belmont on December 9, 2009. The Company was required to deliver the balance of 750,000 shares of common stock on September 2, 2010, provided, however, that in the event that the Company or Liberator made a claim for indemnification pursuant to Section 7(a) of the Stock Purchase Agreement prior to such date, the number of balance shares would have been reduced by the result of the following amount: (a) the amount of the indemnity claim pursuant to Section 7(a); divided by (b) the five (5) day average price per share of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board or other electronic quotation system. As of September 2, 2010, the Company has not issued the 750,000 shares of common stock, and the Company is currently re-negotiating the terms of this agreement with Belmont.

Pursuant to a private placement memorandum and subscription agreement, on January 29, 2010, the Company issued 1,000,000 shares of common stock to 12 individuals and entities for an aggregate amount of $300,000.  All of the shares were sold to “accredited investors” as defined in 501(a) of the Securities Act.  Pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering were restricted in accordance with Rule 144 of the Securities Act of 1933.

Pursuant to an engagement letter with New Castle Financial Services, on January 29, 2010, the Company issued 100,000 shares of common stock to New Castle Financial Services with respect to investment banking and financial services performed by New Castle Financial Services in connection with the above private placement. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company paid New Castle Financial Services a fee of 10% of the gross proceeds, plus a 2% non-accountable expense allowance, and reimbursed them for $12,500 in expenses.

Pursuant to a private placement memorandum and subscription agreement, on April 30, 2010, the Company issued 166,666 shares of common stock to 1 individual for an aggregate amount of $50,000.  All of the shares were sold to an “accredited investor” as defined in 501(a) of the Securities Act.  Pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering were restricted in accordance with Rule 144 of the Securities Act of 1933.

 WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE P – INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2010 and 2009, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of the net deferred federal income tax assets (liabilities) at June 30, 2010 and 2009 were as follows:

	As of June 30, 2010	As of June 30, 2009
Deferred tax assets:

Net operating loss carry-forwards	$4,248,684	$3,406,899

Gross deferred tax assets	$1,684,320	$1,305,517
Valuation allowance	(1,684,320)	(1,305,517)

Net deferred tax assets	$0	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 45% to pretax income (loss) from continuing operations for the years ended June 30, 2010 and 2009 due to the following:

	Year ended June 30, 2010	Year ended June 30, 2009

Book loss from operations	$378,803	$700,419
Valuation (allowance)	(378,803)	(700,419)
Net tax benefit	$0	$0

At June 30, 2010, the Company had net operating loss carry forwards of approximately $4,248,684 that may be offset against future taxable income. The net operating loss carry forwards expire in the year 2024 through 2029. A tax benefit of $0 was recognized in the year ended June 30, 2010, as management believes that it is more likely than not that the deferred tax assets will not be utilized.

NOTE Q – SUBSEQUENT EVENTS

On September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman, Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia.  The plaintiff seeks repayment of a shareholder loan in the amount of $29,948 and unspecified amounts of compensatory, punitive, and statutorily trebled damages. The plaintiff alleges breach of fiduciary duty, breach of contract, fraud, and violation of the Georgia Securities Act, among other claims. The Company intends to vigorously contest the case and intends to file a Motion to Dismiss the lawsuit on or before October 15, 2010.

Although we believe that we have meritorious defenses to Mr. Cohen’s claims and will prevail against those claims, this matter is at a preliminary stage and we are not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, other than the amount of the shareholder loan, we have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE R – RESTATEMENT OF FINANCIAL STATEMENTS

Background

In June 2009, the Company converted Notes Payable from Stockholders into preferred stock.  At the time of conversion the difference between the converted value and preferred stock liquidation value, equal to $167,880, was deducted from income on the consolidated financial statements as interest expense.

Restatements

The Company’s comprehensive loss for the year ended June 30, 2009 was restated based on the Company’s determination that it was not appropriate to take a deduction from income for the difference between the converted value and preferred stock liquidation value, equal to $167,880.

Certain items were restated on the Company’s consolidated balance sheet as of June 30, 2009, consolidated statement of operations for the year ended June 30, 2009, consolidated  statement of cash flows for the year ended June 30, 2009, and consolidated statement of stockholders’ equity for the year ended June 20 2009 as described below.

•
on the consolidated balance sheet at June 30, 2009, additional paid in capital decreased by $167,880 to reflect the reversal of the interest expense.  Accordingly, at June 30, 2009, the retained deficit decreased by $167,880.

•	on the consolidated statement of operations for the year ended June 30, 2009, interest expense decreased by $167,880 thus reducing the Net Loss to ($3,587,103).

•
on the consolidated statement of stockholders' equity for the year ended June 30, 2009, the reversal of the additional interest expense recorded on preferred stock decreased by $167,880 and Net Loss decreased by $167,880.

•
on the consolidated statement of cash flows for the year ended June 30, 2009, the supplemental disclosure for a non-cash item titled Additional interest expense on the issuance of preferred stock was reduced by $167,880, the net loss decreased by $167,880 and the Additional interest expense on issuance of preferred stock decreased by $167,880.

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE R – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

The consolidated balance sheet for the year ended June 30, 2009, was restated as follows:

Consolidated Balance Sheet

	As of June 30, 2009
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,815,633	-	1,815,633
Accounts Receivable, net of allowance for doubtful accounts	346,430	-	346,430
Inventories	700,403	-	700,403
Prepaid Expenses	95,891	-	95,891
Total current assets	2,985,357	-	2,985,357
Property and equipment, net	1,135,517	-	1,135,517
TOTAL ASSETS	4,093,874		4,093,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	2,247,845	-	2,247,845
Accrued Compensation	154,994	-	154,994
Accrued Expenses and Interest	145,793	-	145,793
Revolving Line of Credit	171,433	-	171,433
Current Portion of Long-Term Debt	145,481	-	145,481
Credit Card Advance	198,935	-	198,935
Total current liabilities	3,064,481	-	3,064,481
Long-term liabilities:
Note payable- equipment	72,812	-	72,812
Leases payable	225,032	-	225,032
Notes payable- related party	125,948	-	125,948
Convertible notes payable- shareholder (net)	285,750	-	285,750
Unsecured lines of credit	124,989	-	124,989
Deferred rent payable	356,308	-	356,308
Less: current portion of long-term debt	(145,481)	-	(145,481)
Total Long Term Liabilities	1,045,358	-	1,045,358
TOTAL LIABILITIES	4,109,839	-	4,109,839
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock	430	-	430
Common Stock	609,330		609,330
Additional Paid-In Capital	4,683,734	(167,880)	4,515,854
Retained Deficit	(5,309,458)	167,880	(5,141,579)
TOTAL STOCKHOLDERS’ DEFICIT	(15,965)	-	(15,965)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,093,874	-	4,093,874

WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE R – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

The consolidated statement of operations for the year ended June 30, 2009 was restated as follows:

Consolidated Statement of Operations

	For the year ended June 30, 2009
	As Previously Reported	Adjustments	As Restated

Net Sales	$10,260,552	$-	$10,260,552
Cost of Goods Sold	7,144,108	-	7,144,108
Gross Profit	3,116,444	-	3,116,444

Operating Expenses:
Advertising and Promotion	864,690	-	864,690
Other Selling and Marketing	1,201,054	-	1,201,054
General and Administrative	1,781,352	-	1,781,352
Depreciation	270,217	-	270,217
Total Operating Expenses	4,117,313		4,117,313
Loss from Operations	(1,000,869)	-	(1,000,869)

Other Income (Expense)
Interest Income	1,980	-	1,980
Interest (expense) and financing costs	(482,598)	(167,880)	(314,719)
Expense Related to Merger	(2,273,495)	-	(2,273,495)
Total Other Income (Expense)	(2,754,113)	(167,880)	(2,586,234)
Net Loss Before Income Taxes	(3,754,982)	(167,880)	(3,587,103)
Provision for Income Taxes
Net Loss	$(3,754,982)	$(167,880)	$(3,587,103)

Loss per share:
Basic	$.08	$(.01)	$.07
Diluted	$.08	$(.01)	$.07

Weighted average number of shares outstanding
Basic	48,341,549	-	48,341,549
Diluted	48,341,549	-	48,341,549

 WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE R – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

The consolidated statement of stockholders’ equity for the year ended June 30, 2009 was restated as follows:

For the year ended June 30, 2009

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity

As Previously Reported	4,300,000	430	60,932,981	609,330	4,683,734	(5,309,458)	(15,965)
Adjustments	-	-	-	-	(167,880)	167,880	-

As Restated	4,300,000	430	60,932,981	609,330	4,515,854	(5,141,579)	(15,965)

 WES Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE R – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

The consolidated statement of cash flows for the year ended June 30, 2009 was restated as follows:

Consolidated Statement of Cash Flows

	For the year ended June 30, 2009
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(3,754,982)		$167,880	$(3,587,103)
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities
Depreciation	270,217		-	270,217
Additional interest expense on issuance of preferred stock	167,880		(167,880)	-
Expense related to merger	2,273,495		-	2,273,495
Change in operating assets and liabilities:
Accounts Receivable	(16,710)		-	(16,710)
Inventory	552,400		-	552,400
Prepaid Expenses	17,107		-	17,107
Accounts Payable	633,674		-	633,674
Accrued Expenses	72,947		-	72,947
Accrued Payroll	16,916		-	16,916
Deferred Rent Payable	19,153			19,153
Net cash provided by operating activities	252,097		-	252,097
Cash flows from investing activities:
Investments in equipment	(352,392)		-	(352,392)
Net cash provided by investing activities	(352,392)		-	(352,392)
Cash flows from financing activities:
Net proceeds from sale of common stock	1,699,465			1,699,465
Borrowings under line of credit	2,710,368		-	2,710,368
Repayment of line of credit	(2,817,075)		-	(2,817,075)
Loans from related party	120,948		-	120,948
Proceeds from credit card advance	550,000		-	550,000
Repayment of credit card advance	(351,065)		-	(351,065)
Proceeds from short term notes and unsecured notes	100,000		-	100,000
Repayment of short term note and unsecured notes	(214,160)		-	(214,160)
Principle payments on note payable and capital leases	(83,260)			(83,260)
Additions to capital leases	111,188			111,188
Net cash provided by financing	1,826,409		-	1,826,409

Net Increase in Cash and Cash Equivalents	1,726,114		-	1,726,114
Cash and Cash Equivalents, Beginning of Period	89,519		-	89,519

Cash and Cash Equivalents at End of Period	$1,815,633		$-	$1,815,633

Supplemental disclosure of cash flows information:
Interest	$245,256		$-	$245,256
Income taxes	$-		$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in acquisition of subsidiary	$1,987,745		$-	$1,987,745
Additional interest expense on issuance of preferred stock	$167,880		$(167,880)	$-
Note Payable issued in acquisition of subsidiary	$285,750	$		$285,750

[End of Consolidated financial statements.]

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2010, our CEO and CFO believe that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a)           Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on our assessment, management believes that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management’s report in this Annual Report.

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

On May 17, 2010, OneUp Innovations, Inc., our wholly owned subsidiary (“OneUp”), and its wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”), entered into a Financing Agreement with Summit Financial Resources, L.P. (“Summit”).  Pursuant to the terms of the agreement, OneUp and Foam Labs may request Summit to purchase certain of its accounts, and Summit may purchase certain accounts for a purchase price of the face value of the account.  Summit is not obligated to make an advance of any portion of the purchase price to or on behalf of OneUp or Foam Labs if, after making the advance, the amount of all outstanding advances will exceed $600,000.  Interest on all outstanding advances will accrue at the prime rate as announced in the Wall Street Journal plus 2%; in the event of default, interest will accrue at the prime rate as announced in the Wall Street Journal plus 10%.  Advances over the $600,000 limit that are authorized by Summit will accrue interest at the prime rate as announced in the Wall Street Journal plus 3%.  There is a collateral management fee for the monitoring of collateral, collection of the accounts, and administration of the Financing Agreement of 0.4% of the face amount of each purchased account for each 10-day period, or any portion thereof, that the purchased account remains outstanding.

Events of default under the Financing Agreement are (a) failure by OneUp and Foam Labs to pay any amount to Summit when due, (b) failure to pay or perform any obligation, covenant, agreement, or liability created by the agreement, (c) the proving materially false or materially misleading when made or furnished of any representation, warranty, or financial statement made by or on behalf of OneUp or Foam Labs, (d) the occurrence of any default or event on any indebtedness of OneUp or Foam Labs, or a guarantor of their obligations under the Financing Agreement, that, with the giving of notice or the passage of time or both, would constitute a default;  (e) the dissolution or termination, death, or business failure of OneUp or Foam Labs; (f) the appointment of a receiver, trustee, or custodian for any part of property of OneUp or Foam Labs, or a guarantor of their obligations under the Financing Agreement, assigned for the benefit of creditors; (g) the commencement of a proceeding or filing of a petition under any bankruptcy or insolvency law by or against OneUp or Foam Labs, or a guarantor of their obligations under the Financing Agreement; (h) the entering of a judgment against OneUp or Foam Labs, or a guarantor of their obligations under the Financing Agreement, that materially affects any of their financial condition; (i) the insolvency or inability to pay debts as they mature of OneUp or Foam Labs, or a guarantor of their obligations under the Financing Agreement; and (j) substantial delinquency or uncollectability of a purchase account.  Upon a default event, at Summit’s election and without notice, Summit may terminate OneUp and Foam Lab’s right to request an advance, treat all outstanding purchased accounts as being past due or no longer an acceptable account, and accelerate, and make immediately due and payable, all obligations of OneUp and Foam Labs to Summit.  Summit will also have all the rights and remedies created by or arising from the Financing Agreement.

OneUp, Foam Labs, and all guarantors of their obligations under the Financing Agreement are jointly and severally liable for OneUp’s and Foam Labs’ obligations under the Financing Agreement.

Pursuant to an Addendum dated May 17, 2010 of the Financing Agreement, OneUp, Foam Labs, and Summit agreed that, during the period starting October 1 of each calendar year through November 30 of the same calendar year, Summit may make advances based upon certain inventory of OneUp and Foam Labs.  OneUp and Foam Labs may request an advance on inventory as long as the aggregate amount of all advances based on such inventory that is outstanding does not exceed the lesser of (i) 40% of the lower of book value or other value as determined by Summit of the advanced inventory, (ii) $200,000, (iii) 50% of the aggregate amount of outstanding accounts on which an advance was made, and, (iv) together with the aggregate amount of all other outstanding advances, $600,000.  Advances on inventory are subject to the same interest, fees, and charges as advances on accounts, except that the collateral management fee is 1.9% of the average monthly balance of outstanding advances on inventory for each month, or any portion thereof.  If OneUp and Foam Labs fails to repay in full all outstanding advances based on inventory, plus all interest, fees, and charges, by November 30 of the calendar year in which the advance on inventory was made, such event will constitute an event of default.

The above descriptions of the Financing Agreement and Addendum are qualified in their entirety by a copy of the Financing Agreement and Addendum, which are attached hereto as Exhibits 10.22 and 10.25.

We issued a guarantee to Summit on May 17, 2010 guaranteeing the prompt and full performance, payment, and discharge of any and all of OneUp and Foam Labs owing to Summit arising from or relating to the Financing Agreement, including the Addendum.  Our guarantee is secured in accordance with the terms of the Security Agreement described below.  Our Chairman of the Board and Chief Executive Officer, Louis Friedman, also personally guaranteed OneUp’s and Foam Lab’s obligations under the Financing Agreement, including the Addendum.  We and Mr. Friedman agreed to pay any indebtedness from the Financing Agreement that OneUp and Foam Labs fails to pay when due.  This description of our guarantee and Mr. Friedman’s guarantee is qualified in its entirety by a copy of the guarantees, which are attached hereto as Exhibits 10.23 and 10.24.

On May 17, 2010, we entered into a Security Agreement with Summit pursuant to the WES Guarantee to induce Summit to enter into the Financing Agreement with OneUp and Foam Labs.  Pursuant to the terms of the Security Agreement, we granted to Summit a security interest in certain of its property as described in the agreement.  This description of the Security Agreement is qualified in its entirety by a copy of the Security Agreement, which is attached hereto as Exhibit 10.21.

PART III.

ITEM 10.      Directors. Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Louis S. Friedman	58	Chief Executive Officer, President, Director
Ronald P. Scott	55	Chief Financial Officer, Secretary, Director
Leslie Vogelman	58	Treasurer
David Wirth	32	Vice President - Operations

All directors serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders' meeting.  Officers hold their positions at the pleasure of the board of directors.

There is no arrangement, agreement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.  Also, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs.

Directors are not presently compensated for their service on the board, other than the repayment of actual expenses incurred.  There are no present plans to compensate directors for their service on the board.

Background of Executive Officers and Directors

The business experience of each of the persons listed above during the past five years is as follows:

Louis S. Friedman, President, Chief Executive Officer and Director.  Mr. Friedman has served as President, Chief Executive Officer, and director since our merger with Liberator, Inc. in October 2009.  Prior to that, he served as Liberator’s Chief Executive Officer and a director since June 2009, when OneUp Innovations, Inc. merged with Liberator in June 2009.  Mr. Friedman founded OneUp in 2000.

Ronald Scott, Chief Financial Officer, Secretary and Director.  Mr. Scott joined the Company in October 2009 in connection with our merger with Liberator, Inc.  Prior to that, he served as Liberator’s Chief Financial Officer, Secretary, and a director since June 2009, when OneUp Innovations, Inc. merged with Liberator in June 2009.  Mr. Scott joined OneUp Innovations as a part-time consultant in July, 2006 and as a full-time consultant in October, 2007, serving as its Chief Financial Officer.  From 2004 to 2009, Mr. Scott was president of Impact Business Solutions, LLC, a consulting business that provides financial management services. Mr. Scott holds a B.S. degree in Finance and Management from San Jose State University and an M.B.A. degree with a concentration in Accounting from Santa Clara University.

Leslie Vogelman, Treasurer.  Ms. Vogelman joined the Company in October 2009 in connection with our merger with Liberator, Inc.  Prior to that, she served as Liberator’s Treasurer since June 2009, when OneUp Innovations, Inc. merged with Liberator in June 2009.  Ms. Vogelman joined OneUp Innovations at its inception in 2000 as Secretary and Treasurer.  Ms. Vogelman holds a B.A. from the State University of New York in Binghamton and an M.B.A. from Adelphi University.

David Wirth, Vice President – Operations.  Mr. Wirth joined the Company in October 2009 in connection with our merger with Liberator, Inc.  Prior to that, he served as Liberator’s Vice President of Operations since June 2009, when OneUp Innovations, Inc. merged with Liberator in June 2009.  Prior to that, he served as Purchasing Manager at OneUp Innovations.  From October 2006 to May 2008, he was the Logistics Manager for Distilled Resources, Inc.  Mr. Wirth is a graduate of Colorado College with a Bachelor of Arts degree in Biology and a Graduate Certificate in Business Administration from Idaho State University.

The experience and background of each of the directors, as summarized above, were significant factors in their previously being nominated as directors of the Company.

None of our directors or executive officers has, during the past ten years:

•
had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

•	been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•
been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	any federal or state securities or commodities law or regulation; or

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

Louis Friedman, our President, Chief Executive Officer and Chairman, and Leslie Vogelman, our Treasurer, are husband and wife.  There are no other relationships between the officers or directors of the Company.

Committees

As of June 30, 2010, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors as a whole. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our Annual financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Diversity

While the Company does not have a policy regarding diversity of its board members, diversity is one of a number of factors that is typically taken into account in identifying board nominees.  We only have two members on our board of directors, but we hope to add more members for a diverse board in terms of previous business experience and educational and personal background of the members of our board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, the following required reports during the fiscal year ended June 30, 2010 were untimely filed:

•	4 reports were untimely filed and 5 transactions were untimely reported by Belmont Partners, LLC, a beneficial holder of more than 10% of our common stock; and

•
1 report was untimely filed and 1 transaction was untimely reported by Sanford Barber, our Chairman of the Board and President, Chief Executive Officer, and Chief Financial Officer from January 4, 2006 to July 23, 2009.

Code of Ethics

We have not yet adopted a code of business conduct and ethics that applies to all directors, officers and employers as we have not had the resources to do so.

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2010, 2009, and 2008 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends (collectively, the “Named Executive Officers”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman (2)	2010	152,994	—	—	—	—	—	152,994
President, Chief Executive	2009	78,000	—	—	—	—	—	78,000
Officer and Chairman of the Board	2008	71,500	—	—	—	—	—	71,500
Ronald P. Scott	2010	124,527	—	—	—	—	—	124,527
Chief Financial Officer, Secretary	2009	128,500	—	—	—	—	—	128,500
And Director	2008	101,280	—	—	866	—	—	102,146

(1)
Awards consist of stock options granted to the Named Executive Officer in the fiscal year specified as well as prior fiscal years. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by exercising stock options). Amounts listed in this column represent the compensation cost recognized by us for financial statement reporting purposes. These amounts have been calculated in accordance with SFAS No. 123(R).

(2)	Mr. Friedman’s current annual salary, effective July 1, 2009, is $150,000.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2010, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End 2010

	Option Awards(1)				Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	—	—	$—	—	—	$—
Ronald P. Scott (1)	438,456	—	0.228	10/1/2012	—	—

(1)	Options granted to the Named Executive Officers expire five years after the grant date. These options were not granted pursuant to a Section 16(b)(3) Plan.

Options/SAR Grants in the Last Fiscal Year

None.

Aggregated Options/SAR Exercises in Last Fiscal Year and Year End Option/SAR Values

None.

Directors’ Compensation

For the fiscal year ended June 30, 2010, our directors did not receive any compensation in their capacity as a director.

Compensation Consultants

None.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock by:

•	all persons who are beneficial owners of five percent (5%) or more of any class of our voting securities;

•	each of our directors;

•	each of our executive officers; and

•	all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 63,182,647 shares of common stock outstanding as of September 30, 2010.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 30, 2010, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman (1)	28,394,376		44.9%
Common	Ronald P. Scott (1)	438,456	(2)	0.7%
Common	Leslie Vogelman (1)(7)	17,500		0.0%
Common	David Wirth (1)(7)	17,500		0.0%

5% Shareholders
Common	Hope Capital, Inc. (4)	6,378,001	(5)	9.9%
Common	Donald Cohen (3)	13,022,127		20.6%

Common	All directors and executive officers as a group (4 persons)	28,867,833		45.3%

Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman (1) (6)	4,300,000		100.0%
Series A Convertible Preferred Stock	Ronald P. Scott (1)	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman (1)	0		0.0%
Series A Convertible Preferred Stock	David Wirth (1)	0		0.0%

Series A Convertible Preferred Stock	All directors and executive officers as a group (4 persons)	4,300,000		100.0%

(1)	This person’s address is c/o WES Consulting, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

(2)	Includes options to purchase 438,456 shares of common stock.

(3)	This person’s address is c/o Paul M. Spizzirri, Esq., 1170 Peachtree Street NE, Suite 1200, Atlanta, GA 30309.

(4)	This person’s address is 1 Linden Place, Suite 207, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.

(5)
Includes 1,000,000 shares of the 1,500,000 shares that are issuable upon conversion of the $375,000 convertible note payable held by Hope Capital, Inc.  Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.  The reported amount does not include a warrant to purchase 1,000,000 shares of common stock to Hope Capital. Such warrant is exercisable at the holder’s option until June 26, 2014 and allows the holder to purchase shares of the Company at $.75 per share. The warrant is only exercisable to the extent that Hope Capital’s total share ownership does not exceed 9.9% of the total shares issued and outstanding. The reported amount also does not include 1,000,000 shares that are issuable upon conversion of the $250,000 convertible note payable held by Hope Capital, Inc.  Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.

(6)	These securities are obligated to be issued by the Company once the Certificate of Designation of Rights is filed with the Secretary of State of Florida for Series A Convertible Preferred Stock.

(7)	Includes options to purchase 17,500 shares of common stock.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The lease for the Company’s current facility required the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010. Upon expiration of the initial letter of credit, a letter of credit in the amount of $25,000 (in lieu of a security deposit) is required to be secured.  Fidelity Bank issued a standby letter of credit on September 29, 2005. This letter of credit is secured by an assignment by Leslie Vogelman, our Treasurer, to Fidelity Bank of a Certificate of Deposit in the amount of $225,000.

On September 2, 2009, Liberator, Inc. acquired the majority of our issued and outstanding common stock pursuant to a common stock purchase agreement entered into with Belmont Partners, LLC, a Virginia limited liability company (the “Seller”), our former majority shareholder.  Pursuant to the terms of the purchase agreement, Liberator acquired 972,000 shares (81%) of our common stock from the Seller for a total of two hundred forty thousand five hundred dollars ($240,500) ) in addition to the issuance by the Company of two hundred and fifty thousand (250,000) warrants to purchase an equal number of shares of the Company’s common stock with an exercise price of twenty five cents ($0.25), the issuance by the Company to Belmont of a total of one million five hundred thousand (1,500,000) shares of the Company’s common stock with seven hundred and fifty thousand (750,000) shares delivered at closing and the balance of seven hundred fifty thousand (750,000) shares to be delivered on the one (1) year anniversary of the closing.  The first block of 750,000 shares were issued to Belmont on December 9, 2009. The Company was required to deliver the balance of 750,000 shares of common stock on September 2, 2010, provided, however, that in the event that the Company or Liberator made a claim for indemnification pursuant to Section 7(a) of the Stock Purchase Agreement prior to such date, the number of balance shares would have been reduced by the result of the following amount: (a) the amount of the indemnity claim pursuant to Section 7(a); divided by (b) the five (5) day average price per share of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board or other electronic quotation system.  As of September 2, 2010, the Company has not issued the 750,000 shares of common stock, and the Company is currently re-negotiating the terms of this agreement with Belmont.

Funds for the September 2, 2009 purchase by Liberator, Inc., came from a convertible note in the amount of $250,000 issued to Hope Capital Inc., a shareholder of Liberator. The note bears interest at 3% annually and is due September 2, 2012. The note is convertible at any time prior to maturity, at the holders’ option, into common stock at a conversion price of $.25 per share, subject to adjustment.  In connection with the purchase, all of our officers and directors resigned and were succeeded by the directors and officers of Liberator.

On October 19, 2009, we entered into a Merger and Recapitalization Agreement with Liberator under which Liberator merged with and into the Company, with the Company surviving as the sole remaining entity.   As a result of the merger, Liberator’s wholly owned subsidiary, OneUp, became our wholly owned subsidiary, and OneUp’s wholly owned subsidiary, Foam Labs, Inc., became our indirect wholly owned subsidiary. Pursuant to the terms of the agreement, each of Liberator’s issued and outstanding shares of common stock were converted into one share of our common stock, which, after giving effect to the merger, equaled in the aggregate, 98.4% of our total issued and outstanding common stock.  Pursuant to the agreement, each of Liberator’s preferred stock will be converted into one share of our Series A Convertible Preferred Stock once we have designated such series of preferred stock and filed with the State of Florida such series’ provisions, rights, and designations. The shares of our common stock owned by Liberator prior to execution of the agreement were immediately cancelled.

On May 17, 2010, Louis Friedman, our Chairman and Chief Executive Officer, personally guaranteed the full and prompt payment, performance, and discharge of OneUp’s obligations to Summit Financial Resources, L.P. under a Financing Agreement dated May 17, 2010. As of June 30, 2010, $320,184 was borrowed under this Financing Agreement.

Also pursuant to the Merger and Recapitalization Agreement, each of Liberator’s preferred stock were required to be converted into one share of our Series A Convertible Preferred Stock. On the closing date of the merger, we were not authorized to issue any preferred stock and therefore pursuant to the agreement, it was agreed that we will issue our shares of Series A Convertible Preferred Stock to the holder of Liberator’s preferred stock immediately prior to the merger pursuant to the terms of the agreement once we file an amendment to our Articles of Incorporation authorizing the issuance of preferred stock and filing a certificate of designation for Series A Convertible Preferred Stock with the Florida Secretary of State.  The sole holder of Liberator’s preferred stock immediately prior to our merger with Liberator was our CEO, Louis S. Friedman.  Thus, we have an obligation to issue 4,300,000 shares of Series A Convertible Preferred Stock to Mr. Friedman and will do so once we file an amendment to our Articles of Incorporation and the certificate of designation.

Director Independence

Our board of directors has determined that none of its current members qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and Nasdaq’s Marketplace Rule 5605(a)(2).

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:
	Fiscal Year Ended June 30,
	2009	2010
Audit Fees(1)	$21,500	$23,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
___________________
(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of Gruber & Company LLC as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Gruber & Company LLC were approved by the Board.

PART IV.

ITEM 15.      Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2010 and 2009 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
2.1
Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Liberator, Inc., and the majority shareholder of Liberator, Inc., dated as of October 19, 2009 (2)

2.2
Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009 (3)

2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (3)
3.1	Articles of Incorporation for WES Consulting, Inc. (1)
3.2	Bylaws of WES Consulting, Inc. (1)
4.1	3% Convertible Note Due August 15, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on June 24, 2009 (3)
4.2	3% Convertible Note Due September 2, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on September 2, 2009 (3)
10.1	Distribution Agreement between OneUp Innovations, Inc. and InJoy Innovations Pty Ltd., dated May 12, 2008 (3)
10.2	Distribution Agreement between OneUp Innovations, Inc. and Ong S.C. Ian, dated May 21, 2008 (3)
10.3	Distribution Agreement between OneUp Innovations, Inc. and UpOne Trading B.V., dated May 31, 2008 (3)
10.4	Distribution Agreement between OneUp Innovations, Inc. and Freedom Worldwide Limited, dated June 2, 2008 (3)
10.5	Distribution Agreement between OneUp Innovations, Inc. and Dahlab Pascal, dated October 20, 2008 (3)
10.6	Distribution Agreement between OneUp Innovations, Inc. and TRE PI SRL, dated January 12, 2009 (3)
10.7	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (3)
10.8	Written Description of Oral Agreement between OneUp Innovations, Inc. and Downshire Capital, dated March 11, 2009 (3)
10.9	Receivables Financing Agreement between Advance Financial Corporation and OneUp Innovations, Inc., dated March 19, 2008 (3)
10.10	Credit Cash Receivables Advance Agreement between CC Funding and OneUp Innovations, Inc., dated June 25, 2008 (3)
10.11	Irrevocable Standby Letter of Credit issued by Fidelity Bank to Bedford Realty Company, LLC for the account of OneUp Innovations, Inc., dated September 29, 2005 (3)
10.12	Common Stock Purchase Agreement dated September 2, 2009 by and between Liberator, Inc, Belmont Partners, LLC, and WES Consulting, Inc. (3)
10.13	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (3)
10.14	Written Description of Oral Agreement between OneUp Innovations, Inc. and Don Cohen, dated July 25, 2008 (3)
10.15	Guaranty by Louis Friedman, dated June 25, 2008 (3)
10.16	Engagement Letter between WES Consulting, Inc. and New Castle Financial Services LLC, dated December 14, 2009 (3)
10.17	Form of WES Subscription Agreement (3)
10.18	Loan and Security Agreement between Entrepreneur Growth Capital LLC and OneUp Innovations, Inc and Foam Labs, Inc., dated November 10, 2009 (3)
10.19	Common Stock Purchase Agreement between Belmont Partners, LLC, Sanford H. Barber, Carol B. Barber, and WES Consulting, Inc., dated July 24, 2009 (4)
10.20	Distributorship Agreement between OneUp Innovations, Inc. and TENGA Co. Ltd., date February 17, 2010 (5)
10.21	Security Agreement between WES Consulting, Inc. and Summit Financial Resources, L.P., dated May 17, 2010 *
10.22	Financing Agreement between One Up Innovations, Inc., FoamLabs, Inc. and Summit Financial Resources, L.P., dated May 17, 2010 *
10.23	Guarantee between WES Consulting, Inc. and Summit Financial Resources, L.P., dated May 17, 2010 *

10.24	Guarantee between Louis S. Friedman and Summit Financial Resources, L.P., dated May 17, 2010 *
10.25	Addendum to Financing Agreement between One Up Innovations, Inc., FoamLabs, Inc. and Summit Financial Resources, L.P., date May 17, 2010 *
16.1	Letter from Randall N. Drake, CPA PA (2)
21.1	Subsidiaries (3)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *
___________________
*         Filed herewith.

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on October 22, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on March 24, 2010 as an exhibit to Amendment No. 1 to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on August 5, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on February 19, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.

Date: October 13, 2010	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	October 13, 2010
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	October 13, 2010
Ronald P. Scott