Form 10-K/A
period 2010-06-30
WES Consulting, Inc.
filed 2010-11-12
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
Amendment No. 1

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

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on November 12, 2010 was 63,532,647.

TABLE OF CONTENTS

i

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended June 30, 2010 is filed to (i) update the number of outstanding shares of our common stock reported on the cover page, (ii) update our disclosures in Part I, Item 3 - Legal Proceedings on page 9, and (iii) add disclosures under the “Compliance with Section 16(a) of the Exchange Act” section of Item 10 – Directors, Executive Officers and Corporate Governance on page 21.

Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our annual report on Form 10-K. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the registrant subsequent to the original filing.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

ii

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

•
On September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman, Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia. The plaintiff seeks repayment of a shareholder loan in the amount of $29,948 and unspecified amounts of compensatory, punitive, and statutorily trebled damages. The plaintiff alleges breach of fiduciary duty, breach of contract, fraud, and violation of the Georgia Securities Act, among other claims. The Company intends to vigorously contest the case and filed a Motion to Dismiss the lawsuit on October 15, 2010.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, during the fiscal year ended June 30, 2010:

•	2 reports were untimely filed and 2 transactions were untimely reported by Belmont Partners, LLC, a beneficial holder of more than 10% of our common stock, as detailed below:

(1)	Form 3 for Belmont’s purchase of securities on July 24, 2009 by which Belmont became a reporting person;
(2)	Form 4 for Belmont’s sale of securities on September 2, 2009;

• 3 reports were untimely filed and 3 transactions were untimely reported by Joseph Meuse, our President and Secretary and a member of our Board from July 23, 2009 to October 19, 2009, as detailed below:

(1) Form 3 for the appointment and election of Mr. Meuse as an officer and director of WES on July 23, 2009;
(2) Form 4 for the change in his indirect beneficial ownership due to securities purchased by Belmont Partners, LLC on July 24, 2009;
(3) Form 4 for the change in his indirect beneficial ownership due to Belmont’s sale of securities on September 2, 2009;

•
1 report was untimely filed and 1 transaction was untimely reported by Sanford Barber, our Chairman of the Board and President, Chief Executive Officer, and Chief Financial Officer from January 4, 2006 to July 23, 2009, which was a Form 4 that was required to be filed by Mr. Barber for the transaction that was a sale of his shares to Belmont on July 24, 2009;

•
1 report was untimely filed and 1 transaction was untimely reported by William Snell, our Vice President and a member of our Board from January 4, 2006 to August 5, 2009, which was a Form 4 that was required to be filed by Mr. Snell for the transaction that was a sale of his shares to Belmont on July 24, 2009;

•
1 report was untimely filed and 1 transaction was untimely reported by Allison Snell, our Treasurer and a member of our Board from January 4, 2006 to August 5, 2009, which was a Form 4 that was required to be filed by Mrs. Snell for the transaction that was a sale of her shares to Belmont on July 24, 2009; and

•
1 report was untimely filed and 1 transaction was untimely reported by Thomas Burress, a member of our Board from January 4, 2006 to August 5, 2009, which was a Form 4 that was required to be filed by Mr. Burress for the transaction that was a sale of his shares to Belmont on July 24, 2009.

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

2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (3)
3.1	Articles of Incorporation for WES Consulting, Inc. (1)
3.2	Bylaws of WES Consulting, Inc. (1)
4.1	3% Convertible Note Due August 15, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on June 24, 2009 (3)
4.2	3% Convertible Note Due September 2, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on September 2, 2009 (3)
10.1	Distribution Agreement between OneUp Innovations, Inc. and InJoy Innovations Pty Ltd., dated May 12, 2008 (3)
10.2	Distribution Agreement between OneUp Innovations, Inc. and Ong S.C. Ian, dated May 21, 2008 (3)
10.3	Distribution Agreement between OneUp Innovations, Inc. and UpOne Trading B.V., dated May 31, 2008 (3)
10.4	Distribution Agreement between OneUp Innovations, Inc. and Freedom Worldwide Limited, dated June 2, 2008 (3)
10.5	Distribution Agreement between OneUp Innovations, Inc. and Dahlab Pascal, dated October 20, 2008 (3)
10.6	Distribution Agreement between OneUp Innovations, Inc. and TRE PI SRL, dated January 12, 2009 (3)
10.7	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (3)
10.8	Written Description of Oral Agreement between OneUp Innovations, Inc. and Downshire Capital, dated March 11, 2009 (3)
10.9	Receivables Financing Agreement between Advance Financial Corporation and OneUp Innovations, Inc., dated March 19, 2008 (3)
10.10	Credit Cash Receivables Advance Agreement between CC Funding and OneUp Innovations, Inc., dated June 25, 2008 (3)
10.11	Irrevocable Standby Letter of Credit issued by Fidelity Bank to Bedford Realty Company, LLC for the account of OneUp Innovations, Inc., dated September 29, 2005 (3)
10.12	Common Stock Purchase Agreement dated September 2, 2009 by and between Liberator, Inc, Belmont Partners, LLC, and WES Consulting, Inc. (3)
10.13	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (3)
10.14	Written Description of Oral Agreement between OneUp Innovations, Inc. and Don Cohen, dated July 25, 2008 (3)
10.15	Guaranty by Louis Friedman, dated June 25, 2008 (3)
10.16	Engagement Letter between WES Consulting, Inc. and New Castle Financial Services LLC, dated December 14, 2009 (3)
10.17	Form of WES Subscription Agreement (3)
10.18	Loan and Security Agreement between Entrepreneur Growth Capital LLC and OneUp Innovations, Inc and Foam Labs, Inc., dated November 10, 2009 (3)
10.19	Common Stock Purchase Agreement between Belmont Partners, LLC, Sanford H. Barber, Carol B. Barber, and WES Consulting, Inc., dated July 24, 2009 (4)
10.20	Distributorship Agreement between OneUp Innovations, Inc. and TENGA Co. Ltd., date February 17, 2010 (5)
10.21	Security Agreement between WES Consulting, Inc. and Summit Financial Resources, L.P., dated May 17, 2010 (6)
10.22	Financing Agreement between One Up Innovations, Inc., FoamLabs, Inc. and Summit Financial Resources, L.P., dated May 17, 2010 (6)
10.23	Guarantee between WES Consulting, Inc. and Summit Financial Resources, L.P., dated May 17, 2010 (6)

10.24	Guarantee between Louis S. Friedman and Summit Financial Resources, L.P., dated May 17, 2010 (6)
10.25	Addendum to Financing Agreement between One Up Innovations, Inc., FoamLabs, Inc. and Summit Financial Resources, L.P., date May 17, 2010 (6)
10.26	Settlement Agreement and General Release between WES Consulting, Inc. and Belmont Partners, LLC, effective October 14, 2010 (7)
10.27	Credit Card Receivables Advance Agreement between OneUp Innovations, Inc., Foam Labs, Inc. and CC Funding, a division of Credit Cash NJ, LLC, dated November 4, 2010 (8)
10.28	Advance Schedule No. 01 to Credit Card Receivables Advance Agreement between OneUp Innovations, Inc., Foam Labs, Inc. and CC Funding, a division of Credit Cash NJ, LLC, dated November 4, 2010 (8)
10.29	Corporate Guaranty between WES Consulting, Inc. and Credit Cash NJ, LLC, dated November 3, 2010 (8)
10.30	Guaranty between Louis Friedman and Credit Cash NJ, LLC, dated November 4, 2010 (8)
10.31	Guaranty between Ronald Scott and Credit Cash NJ, LLC, dated November 4, 2010 (8)
10.32	Control Account Agreement between OneUp Innovations, Inc., Credit Cash NJ, LLC, and Signature Bank, dated November 3, 2010 (8)
16.1	Letter from Randall N. Drake, CPA PA (2)
21.1	Subsidiaries (3)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *

_______________
*         Filed herewith.

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on October 22, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on March 24, 2010 as an exhibit to Amendment No. 1 to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on August 5, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on February 19, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on October 13, 2010 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(7)	Filed on October 19, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on November 9, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WES CONSULTING, INC.

Date: November 12, 2010	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	November 12, 2010
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	November 12, 2010
Ronald P. Scott