Form 10-Q
period 2010-09-30
WES Consulting, Inc.
filed 2010-11-15
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 000-53314

WES Consulting, Inc.
(Exact name of registrant as specified in this charter)

Florida	59-3581576
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

As of November 13, 2010 there were 63,532,647 shares of the registrant’s common stock outstanding.

WES CONSULTING, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WES CONSULTING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)
	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$144,719	$388,659
Accounts receivable, net of allowance for doubtful accounts of $14,029 at September 30, 2010 and $14,143 at June 30, 2010	542,821	562,872
Inventories	1,189,837	908,851
Prepaid expenses	42,002	210,028
Total current assets	1,919,379	2,070,410

Equipment and leasehold improvements, net	1,050,470	1,075,315
Other long term assets - deposits	7,585	2,410
Total assets	$2,977,434	$3,148,135
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,732,557	$1,579,138
Accrued compensation	247,563	284,796
Accrued expenses and interest	133,556	125,869
Line of credit	305,051	320,184
Short term notes payable	357,901	362,812
Current portion of long-term debt	66,691	77,010
Total current liabilities	2,843,319	2,749,809
Long-term liabilities:
Note payable – equipment	-	12,136
Leases payable	120,148	140,749
Notes payable – related party	105,948	105,948
Convertible notes payable – shareholder, net of discount	535,988	523,731
Unsecured lines of credit	92,869	99,664
Deferred rent payable	324,056	331,570
Less: current portion of long-term debt	(66,691)	(77,010)
Total long-term liabilities	1,112,318	1,136,788
Total liabilities	3,955,637	3,886,597

Commitments and contingencies
Stockholders’ Deficit:
Series A Convertible Preferred stock, zero shares authorized, 4,300,000 shares are obligated to be issued by the Company with a liquidation preference of $1,000,000 as of September 30, 2010 and June 30, 2010.	-	-
Common stock of $0.01 par value, shares authorized 175,000,000; 63,182,647 shares issued and outstanding at September 30, 2010 and at June 30,2010	631,826	631,826
Additional paid-in capital	4,808,061	4,805,243
Retained Deficit	(6,418,090)	(6,175,531)
Total stockholders’ deficit	(978,203)	(738,462)
Total liabilities and stockholders’ deficit	$2,977,434	$3,148,135

See accompanying Notes to Condensed Consolidated Financial Statements.

WES CONSULTING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
     (unaudited)
	Three Months Ended September 30,
	2010	2009

NET SALES	$2,624,098	$2,034,992
COST OF GOODS SOLD	1,704,242	1,376,815
Gross profit	919,856	658,177
OPERATING EXPENSES:
Advertising and promotion	125,379	178,132
Other selling and marketing	337,788	251,558
General and administrative	575,423	435,747
Depreciation	55,924	58,749
Total operating expenses	1,094,514	924,186
Loss from operations	(174,658)	(266,009)
OTHER INCOME (EXPENSE):
Interest income	24	3,388
Interest (expense) and financing costs	(67,925)	(59,968)
Expenses related to merger	—	(192,167)
Total other expense, net	(67,901)	(248,747)
Loss from operations before income taxes	(242,559)	(514,756)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—
NET LOSS	$(242,559)	$(514,756)
NET LOSS PER SHARE:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	63,182,647	60,070,416
Diluted	63,182,647	60,070,416

 See accompanying Notes to Condensed Consolidated Financial Statements.

WES CONSULTING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(242,559)	$(514,756)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	55,924	58,749
Amortization of debt discount	12,257	5,354
Expenses related to merger	-	192,167
Deferred rent payable	(7,514)	(4,854)
Stock based compensation	2,818	-
Changes in operating assets and liabilities:
Accounts receivable	20,051	(84,873)
Inventories	(280,985)	(74,141)
Prepaid expenses and other assets	162,851	(50,886)
Accounts payable	153,419	(581,633)
Accrued compensation	(37,233)	(33,492)
Accrued expenses and interest	7,687	(69,631)
Net cash used in operating activities	(153,285)	(1,157,996)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(31,078)	(97,688)
Cash used in investing activities	(31,078)	(97,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under line of credit	(867,133)	(171,433)
Borrowings under line of credit	852,000	-
Repayment of credit card advance	-	(96,326)
Repayment of unsecured line of credit	(6,795)	(5,918)
Repayment of loans from related parties	-	(20,000)
Proceeds from short-term note payable	60,000	-
Repayment of short-term notes payable	(64,911)	-
Principal payments on equipment note payable and capital leases	(32,737)	(36,917)
Cash used in financing activities	(59,576)	(330,594)

Net decrease in cash and cash equivalents	(243,940)	(1,586,278)
Cash and cash equivalents, beginning of period	388,659	1,815,633
Cash and cash equivalents, end of period	$144,719	$229,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,943	$57,358
Income taxes	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

WES CONSULTING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2010
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

As a result of the Merger, each issued and outstanding share of the common stock of Liberator (the “Liberator Common Shares”) were converted into one share of the Company’s common stock, $0.01 par value, which, after giving effect to the Merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the Company (the “WES Common Stock”).  Pursuant to the Merger Agreement, each issued and outstanding share of preferred stock of Liberator (the “Liberator Preferred Shares”) was to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Merger Agreement (the “WES Preferred Stock”).  On the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock.  The parties agreed that the Company will file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  As of the execution date of the Merger Agreement, Liberator owned 80.7% of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the Merger, the shares of WES Common Stock owned by Liberator prior to the Merger were cancelled.

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

Going Concern – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $242,559 and $514,756 for the three months ended September, 2010 and 2009, respectively. As of September 30, 2010 the Company has an accumulated deficit of $6,418,090 and a working capital deficit of $923,940.

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

These actions include ongoing initiatives to increase gross profit margins through improved production controls and reporting. To that end, the Company implemented a new Enterprise Resource Planning (ERP) software system during the first quarter of fiscal 2010. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic growth plans we have identified will require approximately $2,300,000 of funding. We expect to invest approximately $500,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

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

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2010 filed on October 13, 2010.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At September 30, 2010, accounts receivable totaled $542,821 net of $14,029 in the allowance for doubtful accounts.

Inventories

 Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation, and overhead.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of September 30, 2010, substantially all of our cash and cash equivalents were managed by a single financial institution.  As of September 30, 2010, none of our cash and cash equivalents with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

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

At September 30, 2010, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.  The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $17,310 at September 30, 2010 and $60,427 at June 30, 2010. Advertising expense for the three months ended September 30, 2010 and 2009 was $125,379 and $178,132, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $31,924 for the three months ended September 30, 2010 and $31,120 for the three months ended September 30, 2009.   Research and development costs are included in general and administrative expense.

Shipping and Handling

We account for shipping and handling costs in accordance with FASB ASC 605, Revenue Recognition.  Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred by us are included in cost of sales in the consolidated statements of operations.

Net sales for the three months ended September 30, 2010 and 2009 includes amounts charged to customers of $239,775 and $162,938, respectively, for shipping and handling charges.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2010.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires on December 31, 2015.  The lease is on an escalating schedule with payments during the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at September 30, 2010 was $324,056.  Rent expense under this lease for the three months ended September 30, 2010 and 2009 was $80,931.  The Company also leases certain equipment under operating leases, as more fully described in Note 10.

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. We measure the cost of each stock option at its fair value on the grant date. Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as expense in the financial statements over the respective vesting period. The expense recognized reflects an estimated forfeiture rate for unvested awards of 25%.  All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Stockholders’ Equity and Compensation Expense accounts.

Segment Information

During the three months ended September 30, 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

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

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and September 30, 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the three months ended September 30, 2010 and 2009, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Recent Accounting Pronouncements and Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance required for interim and annual reporting periods after December 15, 2010 is not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2009-13 did not have a material impact on the condensed consolidated financial statements.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

Basic and Diluted Net Loss Per Share

The loss per share (“EPS”) is presented in accordance with the provisions of the Accounting Standards Codification (“ASC”).  Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for the three months ended September 30, 2010 and 2009 as the Company had losses from operations during the three month periods in both years and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).

There were approximately 7,209,849 and 5,650,849 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three months ended September 30, 2010 and 2009, respectively.

Seasonality

Our business has a seasonal pattern. In the past three years, we have realized an average of approximately 28% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 29% of our revenues in the third quarter, which includes Valentine’s Day.

NOTE 3 –  STOCK-BASED COMPENSATION

Options

As of September 30, 2010, the Company had the following shareholder approved stock plan under which shares were available for equity based awards.  The 2009 Stock Option Plan (the “Plan”), wherein 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of September 30, 2010, the number of shares available for issuance under the Plan was 4,191,000.

The following table summarizes the Company’s stock option activities for the three months ended September 30, 2010:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2010	1,310,456	3.6	$.243	$-
Granted	-	-	$-	$-
Exercised	-	-	$-	$-
Forfeited	63,000	3.6	$.243	$-
Options outstanding as of September 30, 2010	1,247,456	3.4	$.243	$-
Options exercisable as of September 30, 2010	640,706	4.1	$.228	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated. Since the Company’s stock has no significant trading volume, the stock price is assumed to be $.15 per share.

Options outstanding by exercise price at September 30, 2010 were as follows:

Exercise Price	Options Outstanding			Options Exercisable
	Number of Shares Underlying	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$0.228	438,456	$0.228	2.1	438,456	$0.228
$0.25	809,000	$0.25	4.1	202,250	$0.25
Total	1,247,456	$0.242	3.4	640,706	$0.228

Stock-based compensation

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended September 30, 2010 and 2009 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 25%, based on historical experience.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:
	Three Months Ended September 30,
	2010	2009
Cost of Goods Sold	$791	$-
Other Selling and Marketing	1,003	-
General and Administrative	1,024	-
Total	$2,818	$-

As of September 30, 2010, the Company’s total unrecognized compensation expense was $47,022, which will be recognized over the remaining vesting period of 3.1 years.

There were no stock options granted during the three months ended September 30, 2009 or 2010.

NOTE 4 –  INVENTORIES

Inventories are stated at the lower of cost (which approximates FIFO) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2010	June 30, 2010
Raw materials	$612,260	$443,043
Work in process	202,532	170,996
Finished goods	375,045	294,812
	$1,189,837	$908,851

NOTE 5 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Factory equipment	7 to 10 years
Furniture and fixtures, computer equipment and software	5 to 7 years
Leasehold improvements	7 to 10 years

Equipment and leasehold improvements consisted of the following:

	September 30, 2010	June 30, 2010
Factory equipment	$1,547,352	$1,531,734
Computer equipment and software	832,080	819,870
Office equipment and furniture	166,995	166,996
Leasehold improvements	324,540	321,288
	2,870,967	2,839,888
Less accumulated depreciation and amortization	(1,820,497)	(1,764,573)
Equipment and leasehold improvements, net	$1,050,470	$1,075,315

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2010.

NOTE 6 – SHORT TERM NOTES PAYABLE

Current short term notes payable consisted of the following:

	September 30, 2010	June 30, 2010
Unsecured note payable to an individual, with interest at 16%, principal and interest due on May 1, 2011	$200,000	$200,000

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing April 16, 2011	56,313	78,659

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 19, 2011	36,891	60,109

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 13, 2011	13,167	24,044

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	42,941	-

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	8,588	-
	$357,901	$362,812

NOTE 7 – NOTE PAYABLE - EQUIPMENT

Note payable – equipment consisted of the following:

	September 30, 2010	June 30, 2010
Note payable to Fidelity Bank, payable in monthly installments of $5,364 including interest at 8%, maturing October 25, 2010, secured by equipment	$-	$12,136
Less: Current Portion	-	(12,136)
Long-term Note Payable	$-	$-

NOTE 8  –  LINE OF CREDIT

On May 17, 2010, OneUp Innovations, Inc., our wholly owned subsidiary, entered into a credit facility to provide it with an asset based line of credit of up to $600,000 against 80% of eligible accounts receivable (as defined in the agreement.)  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable and inventory balances. Advances under the agreement bear interest at a rate of 2% over the prime rate (5.25% as of June 30, 2010 and September 30, 2010) for the accounts receivable portion of the advances and the inventory portion of the borrowings.  In addition there are collateral management fees of 0.4% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.9% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. On September 30, 2010, the balance owed under this line of credit was $305,051 and on June 30, 2010, the balance owed was $320,184.  The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation.  On September 30, 2010, we were in compliance with all of the financial and other covenants required under this credit facility.

On November 10, 2009, the Company entered into a loan agreement for a line of credit with a commercial finance company that provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at prime rate plus 6% (9.25% as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.  The balance owed under this line of credit was repaid on May 17, 2010.

Management believes cash flows generated from operations, along with current cash and borrowing capacity under the existing line of credit should be sufficient to finance operating and capital requirements during the next 12 months. If new business opportunities do arise, additional outside funding may be required.

NOTE 9 – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 5% to 12%. The aggregate amount owed on the three unsecured lines of credit was $92,869 at September 30, 2010 and $99,664 at June 30, 2010.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at September 30, 2010 was $324,056 and $331,570 at June 30, 2010. The rent expense under this lease for the three months ended September 30, 2010 and 2009 was $80,931.

The lease for the facility requires the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010. Upon expiration of the initial letter of credit, a letter of credit in the amount of $25,000 in lieu of a security deposit is required to be provided.  Fidelity Bank issued a standby letter of credit on September 29, 2005. This letter of credit is secured by an assignment by Leslie Vogelman, the Company’s Treasurer, to Fidelity Bank of a Certificate of Deposit in the amount of $225,000.

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

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at September 30, 2010 are as follows:

Year ending June 30,
2011 (nine months)	$325,256
2012	432,984
2013	411,072
2014	410,729
2015	424,029
Thereafter through 2016	209,324
Total minimum lease payments	$2,213,394

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

The following is an analysis of the minimum future lease payments subsequent to September 30, 2010:

Year ending June 30,
2011 (nine months)	$68,224
2012	43,843
2013	27,178
2014	7,601
2015	-
Total minimum lease payments	146,846
Less amount representing interest	(26,698)
Present value of net minimum lease payments	120,148
Less current portion	(66,691)
Long-term obligations under leases payable	$53,457

Common Stock Issuance

On September 2, 2009, Liberator acquired the majority of the issued and outstanding common stock of the Company in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Liberator and Belmont Partners, LLC, a Virginia limited liability company (“Belmont”), and the Company.  At closing, Liberator acquired 972,000 shares (80.7%) of the Company from Belmont for a total of $240,500 in addition to the issuance by the Company of 250,000 warrants to Belmont exercisable for an equal number of shares of the Company’s common stock with an exercise price of $0.25, and the issuance by the Company to Belmont of a total of 1,500,000 shares of the Company’s common stock with 750,000 shares delivered at closing and the balance of 750,000 shares to be delivered on September 2, 2010, the one (1) year anniversary of the closing.

On October 14, 2010, Belmont and the Company executed a Settlement Agreement and General Release dated October 13, 2010 regarding the remaining 750,000 shares of WES common stock that were owed to Belmont  on September 2, 2010. Without admitting that it violated the short swing profit rules enacted under Section 16(b) of the Securities Exchange Act of 1934, and wishing to reach an amicable solution in order to avoid the costs and uncertainties of protracted and time consuming litigation, the Parties have agreed that the obligation to issue 750,000 shares of WES common stock to Belmont Partners, LLC will be considered as satisfied in full by Belmont Partners, LLC with the issuance of three hundred fifty thousand (350,000) restricted shares of WES common stock.  Such shares were issued to Belmont on November 5, 2010.

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

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating losses at June 30, 2010; however, the Company has not performed a change of control study and, therefore, has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of September 30, 2010, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of September 30, 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local, and non-U.S. income tax examination by tax authorities for tax years before 2003.

NOTE 12 – EQUITY

Common Stock– The Company’s authorized common stock was 175,000,000 shares at September 30, 2010 and June 30, 2010.  Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2010, the Company had reserved the following shares of common stock for issuance:

September 30,
(in shares)	2010
Non-qualified stock options	438,456
Shares of common stock subject to outstanding warrants	2,712,393
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuance upon conversion of the Preferred Stock (convertible after July 1, 2011)	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	2,500,000
Total shares of common stock equivalents	14,950,849

Preferred Stock – On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator.  Pursuant to the Merger Agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).

Pursuant to the Merger Agreement, each share of preferred stock of Liberator (the “Liberator Preferred Shares”) were to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Agreement (the “WES Preferred Stock”).  On the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock, and the parties agreed that the Company will take the appropriate steps to file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  The WES Preferred Stock will have similar rights and preferences as the Liberator Preferred Shares and will be convertible into 4,300,000 shares of common stock after July 1, 2011.

At such time as the Company has filed an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, the Company will have 10,000,000 authorized shares of preferred stock, par value $.0001 per share, of which 4,300,000 shares will be designated as Series A Convertible Preferred Stock.

Warrants – As of September 30, 2010, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within five years of March 31, 2010.

There are 2,462,393 warrants outstanding that were issued during fiscal 2009 in conjunction with the reverse merger between Liberator and OneUp Innovations. All of these warrants are exercisable immediately and expire on June 26, 2014, which is five years from the date of issuance. These warrants were valued using a volatility rate of 25% and a risk-free interest rate of 4.5%, as more fully described below:

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

NOTE 13 – RELATED PARTIES

On June 30, 2008, the Company had a subordinated note payable to its majority shareholder and CEO in the amount of $310,000 and its majority shareholder’s wife, who is also its Treasurer, in the amount of $395,000.  During fiscal 2009, the majority shareholder loaned the Company an additional $91,000, and a former director loaned the Company $29,948.  On June 26, 2009, in connection with the merger between OneUp and Liberator, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to preferred stock.  Interest during fiscal 2010 was accrued at the prevailing prime rate (which was 3.25% during the entire fiscal year) and totaled $3,544. The interest accrued on these notes during the three months ended September 30, 2010 was $861. The notes are subordinate to all other credit facilities currently in place.   As of September 30, 2010, the Company owes the former director (and current shareholder) $29,948 and the majority shareholder’s wife $76,000.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of Liberator prior to its merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012.  Upon maturity, the issuer has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of September 30, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $52,063.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000.  Hope Capital is a shareholder of the Company and was the majority shareholder of Liberator prior to its merger with OneUp Innovations. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of September 30, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $36,949.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 14 – CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the issuer has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of September 30, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $52,063.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of September 30, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $36,949.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 15 – MERGER COSTS

Expenses related to the Merger with Liberator during the first quarter of fiscal 2010 totaled $192,167.  This item consists of $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital.

NOTE 16 – SUBSEQUENT EVENTS

On November 4, 2010, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by May 4, 2011.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $3,446 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company's CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2010 contained in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on October 13, 2010.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and  “intend” and variations of these types of words and similar expressions which are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

As used in this report, unless the context requires otherwise, “we” or “us” or the “Company” or “WES” means WES Consulting, Inc., a Florida corporation, and its subsidiaries.

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change
Net sales:	$2,624,098	$2,034,992	29%
Gross profit	$919,856	$658,177	40%
Loss from operations	$(174,658)	$(266,009)	34%
Diluted loss per share	$(0.00)	$(0.01)	—

Net Sales by Channel:	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change
Direct	$1,200,727	$1,169,788	3%
Wholesale	$1,175,183	$685,363	71%
Other	$248,188	$179,841	38%
Total Net Sales	$2,624,098	$2,034,992	29%

Net sales in the Other channel consists principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Three Months Ended September 30, 2010	Margin %	Three Months Ended September 30, 2009	Margin %	Change
Direct	$576,132	48%	$501,884	43%	15%
Wholesale	$284,938	24%	$183,715	27%	55%
Other	$58,786	24%	$(27,422)	(15)%	314%
Total Gross Profit	$919,856	35%	$658,177	32%	40%

Results of Operations

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

Net sales for the three months ended September 30, 2010 increased from the comparable prior year period by $589,106, or 29%.  The increase in sales was primarily the result of higher sales in the Wholesale channel and, to a lesser extent, the Direct channel.  As a result of a continued focus on our Wholesale business, sales to wholesale customers during the first quarter increased approximately 71% from the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products distributed to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Sales of Tenga products during the first quarter of fiscal 2011, of which 94% were sold through the Wholesale channel, accounted for $381,429 of the increase in total net sales and $122,175 of the increase in gross profit.  The Direct category (which includes product sales through our two e-commerce sites and our single retail store) increased from $1,169,788 in the first quarter of fiscal 2010 to $1,200,727 in the first quarter of fiscal 2011, an increase of approximately 3%, or $30,939.  This slight increase in Direct sales during the first quarter of fiscal 2011 is primarily the result of sales of Tenga products through the Direct channel.

Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross margin as a percentage of sales increased to 35% for the three months ended September 30, 2010 from 32% in the comparable prior year period.  This is the result of an increase in the margin on Direct sales (from 43% to 48%) and a decrease in margin on Wholesale sales (from 27% to 24%) during the quarter, offset in part by a increase in the Other margin from  negative 15% to a positive 24%.  The improvement in the Direct margin was the result of a price increase that was implemented earlier this fiscal year, the introduction of several new products during the last half of fiscal 2010, and, to a lesser extent, a change in the mix of products sold. The decrease in the Wholesale margin was the result of a change in product mix during the current quarter from the same quarter in the prior year.

Total operating expenses for the three months ended September 30, 2010 were 42% of net sales, or $1,094,514, compared to 45% of net sales, or $924,186, for the same period in the prior year.  The 3% increase in operating expenses was primarily the result of higher General and Administrative and Other Selling and Marketing expense, offset in part by slightly lower Advertising and Promotion expense and Depreciation expense.  General and Administrative expense increased by 32%, or $139,676, as a result of higher legal expense ($45,693), higher personnel related costs ($54,293) and higher utility costs ($12,777). Other Selling and Marketing expense increased by 34%, or $86,230, primarily as a result of higher personnel related costs ($114,579), offset in part by lower internet and promotion costs.

Other income (expense) during the first quarter decreased from expense of ($248,747) in fiscal 2010 to expense of ($67,901) in fiscal 2011.  Interest expense and financing costs in the current quarter included $12,257 from the amortization of the debt discount on the convertible notes.

No expense or benefit from income taxes was recorded in the three months ended September 30, 2010 or 2009.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $242,559, or $(0.00) per diluted share, for the three months ended September 30, 2010 compared with a net loss of $514,756, or ($0.01) per diluted share, for the three months ended September 30, 2009.

 Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, costs associated with new product introductions, and increases in raw material costs.  In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell.  A significant portion of our operating expenses are relatively fixed, and the timing of any increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased by $243,940 to $144,719 at September 30, 2010 from $388,659 at June 30, 2010. This decrease in cash resulted from cash used in operating activities of $153,285, cash used in investing activities of $31,078, and cash used in financing activities of $59,576, as more fully described below.

Cash used in operating activities for the three months ended September 30, 2010 represents the results of operations adjusted for non-cash depreciation $55,924, the non-cash deferred rent accrual reversal of $7,514, and amortization of the debt discount on the convertible notes of $12,257. Primary sources of cash during the three months ended September 30, 2010 include a decrease in accounts receivable of $20,051, an increase in accounts payable of $153,419 and a decrease in prepaid expenses and other assets of $162,851.  Cash was used to increase inventory by $280,985 and decrease accrued compensation by $37,233 during the three months ended September 30, 2010.

Cash flows used in investing activities reflects capital expenditures of $31,078 during the three months ended September, 2010.

Cash flows used in financing activities consisted primarily of repayments and borrowings under the line of credit of $867,133 and $852,000, respectively.   Repayment of the unsecured lines of credit was $6,795.  Repayments and borrowings of short term note payables were $64,911 and $60,000, respectively, and repayment of equipment notes payable and capital leases totaled $32,737.

Liquidity and Capital Resources

At September 30, 2010, our working capital deficiency was $923,940, a decrease in working capital of $244,541 compared to the deficiency of $679,399 at June 30, 2010. Cash and cash equivalents at September 30, 2010 totaled $144,719, a decrease of $243,940 from $388,659 at June 30, 2010.

At September 30, 2010, we had $305,051 outstanding on our line of credit, compared to an outstanding balance of $320,184 at June 30, 2010.

On May 17, 2010, OneUp Innovations, Inc., our wholly owned subsidiary, entered into a credit facility to provide it with an asset based line of credit of up to $600,000 against 80% of eligible accounts receivable (as defined in the agreement.)  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory, and equipment, and are subject to eligibility requirements for current accounts receivable and inventory balances. Advances under the agreement bear interest at a rate of 2% over the prime rate (5.25% as of June 30, 2010 and September 30, 2010) for the accounts receivable portion of the advances and the inventory portion of the borrowings.  In addition, there are collateral management fees of 0.4% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.9% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. As of September 30, 2010, we had $305,051 outstanding on this line of credit.  The Company’s CEO, Louis S. Friedman, has personally guaranteed the repayment of the loan obligation.  On September 30, 2010, we were in compliance with all of the financial and other covenants required under this credit facility.

On November 10, 2009, the Company entered into a loan agreement for a line of credit with a commercial finance company that provided credit of up to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at prime rate plus 6% (9.25% as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee, as defined in the agreement.  The balance owed under this line of credit was repaid on May 17, 2010.

As described in Note 16 – Subsequent Events, on November 4, 2010, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”), entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by May 4, 2011.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $3,446 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company's CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.

Management believes anticipated cash flows generated from operations during the second quarter of fiscal 2011 along with current cash and cash equivalents as well as borrowing capacity under the line of credit and borrowings under the receivable advance agreement with Credit Cash should be sufficient to finance working capital requirements required by operations during the next twelve months. However, if product sales are less than anticipated during the six months ended March 31, 2011, we may need to raise additional funding in the near term to meet our working capital requirements. If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.  We cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to our stockholders.  If we require additional financing in the near-term and are unable to obtain it, this will adversely affect our ability to operate as a going concern and may require the Company to substantially scale back operations or cease operations altogether.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $242,559 for the three months ended September 30, 2010 and a net loss of $1,033,952 for the year ended June 30, 2010. As of September 30, 2010, we have an accumulated deficit of $6,418,090 and a working capital deficit of $923,940.

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

These actions include initiatives to increase gross profit margins through improved production controls and manufacturing reporting. To that end, the Company implemented a new Enterprise Resource Planning (ERP) software system during the first quarter of fiscal 2010. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels. Furthermore, our plan of operation during the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic growth plans we have identified will require approximately $2,300,000 of funding. We expect to invest approximately $500,000 for additional inventory of sexual wellness products and $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $2,300,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2011 to be under $50,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures in support of our normal operations, and expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform and ERP system.

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

We have one line of credit which adjusts upon a change of the prime rate.  As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $3,100 in interest expense for the year ending June 30, 2011 (based on September 30, 2010 amounts outstanding).

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 (d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended June 30, 2010, filed October 13, 2010. There were no material changes in controls and procedures during the current quarter. As of September 30, 2010, management believes systems and procedures were in place to reasonably ensure accurate financial data.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

There have been no material developments during the quarter ended September 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

WES CONSULTING, INC.
(Registrant)

November 15, 2010	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 15, 2010	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)