Form 10-Q
period 2010-12-31
WES Consulting, Inc.
filed 2011-02-14
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 11, 2011 there were 91,927,047 shares of the registrant’s common stock outstanding.

WES CONSULTING, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WES CONSULTING, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$383,971	$388,659
Accounts receivable, net	1,079,910	562,872
Inventories	1,138,731	908,851
Prepaid expenses	185,753	210,028

Total current assets	2,788,365	2,070,410

Equipment and leasehold improvements, net	1,015,969	1,075,315
Other assets	7,585	2,410

Total assets	$3,811,919	$3,148,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,129,924	$1,579,138
Accrued compensation	255,921	284,796
Accrued expenses and interest	143,935	125,869
Line of credit	666,207	320,184
Current portion of notes and leases payable	251,270	439,822
Credit card advance	308,658	—

Total current liabilities	3,755,915	2,749,809
Long-term liabilities:
Note payable	200,000	—
Note payable – equipment	—	12,136
Leases payable	99,427	140,749
Notes payable – related party	145,948	105,948
Convertible notes payable – shareholder, net of discount	548,246	523,731
Unsecured lines of credit	85,884	99,664
Deferred rent payable	316,542	331,570
Less: current portion of leases payable	(56,183)	(77,010)
Total long-term liabilities	1,339,864	1,136,788

Total liabilities	5,095,779	3,886,597

Commitments and contingencies

Stockholders’ Equity:
Series A Convertible Preferred stock, zero shares authorized, 4,300,000 shares are obligated to be issued by the Company with a liquidation preference of $1,000,000 as of December 31, 2010 and June 30, 2010	—	—
Common stock of $0.01 par value, shares authorized 175,000,000; 63,532,647 shares issued and outstanding at December 31, 2010 and 63,182,647 at June 30,2010	635,326	631,826
Additional paid-in capital	4,860,392	4,805,243
Accumulated deficit	(6,779,578)	(6,175,531)
Total stockholders’ equity (deficit)	(1,283,860)	(738,462)

Total liabilities and stockholders’ equity	$3,811,919	$3,148,135

See accompanying notes to unaudited interim financial statements.

WES CONSULTING, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

NET SALES	$3,697,631	$3,034,664	$6,321,729	$5,069,656
COST OF GOODS SOLD	2,762,327	1,958,032	4,466,569	3,334,848

Gross profit	935,304	1,076,632	1,855,160	1,734,808

OPERATING EXPENSES:
Advertising and promotion	131,249	239,871	256,628	418,002
Other selling and marketing	339,024	295,934	674,997	547,493
General and administrative	595,477	570,655	1,172,714	1,006,404
Depreciation	53,579	75,930	109,503	134,679
	1
Total operating expenses	1,119,329	1,182,390	2,213,842	2,106,578

Loss from operations	(184,025)	(105,758)	(358,682)	(371,770)
OTHER INCOME (EXPENSE):
Interest income	174	133	199	3,522
Interest expense and financing costs	(125,138)	(50,491)	(193,064)	(110,458)
Expenses related to merger	(52,500)	—	(52,500)	(192,167)
Total other expense, net	(177,464)	(50,358)	(245,365)	(299,103)
Loss from operations before income taxes	(361,489)	(156,116)	(604,047)	(670,873)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—	—	—

NET LOSS	$(361,489)	$(156,116)	$(604,047)	$(670,873)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:

Basic	63,503,958	61,915,981	63,289,169	61,993,198
Diluted	63,503,958	61,915,981	63,289,169	61,993,198

See accompanying notes to unaudited interim financial statements.

WES CONSULTING, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES:
Net loss	$(604,047)	$(670,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	109,503	134,679
Amortization of debt discount	24,514	21,305
Expenses related to merger	52,500	192,163
Stock based compensation expense	6,149	—
Deferred rent payable	(15,029)	(9,709)
Changes in operating assets and liabilities:
Accounts receivable	(517,038)	(181,612)
Inventories	(229,880)	(189,554)
Prepaid expenses and other assets	19,100	(35,738)
Accounts payable	550,786	(372,232)
Accrued compensation	(28,875)	(33,260)
Accrued expenses and interest	18,066	(85,210)
Net cash used in operating activities	(614,251)	(1,230,041)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(50,156)	(146,872)
Cash used in investing activities	(50,156)	(146,872)

FINANCING ACTIVITIES:
Repayments under line of credit	(1,880,977)	(1,426,705)
Borrowings under line of credit	2,227,000	1,499,239
Proceeds from credit card cash advance	400,000	—
Repayment of credit card cash advance	(91,342)	(198,935)
Repayment of unsecured line of credit	(13,780)	(12,199)
Repayment of loans from related parties	—	(20,000)
Borrowings from related parties	160,000	—
Proceeds from notes payable	60,000	—
Repayment of notes payable	(147,725)	—
Principal payments on equipment note payable and capital leases	(53,458)	(73,819)
Cash provided by (used in) financing activities	659,719	(232,419)

Net decrease in cash and cash equivalents	(4,688)	(1,609,332)
Cash and cash equivalents at beginning of period	388,659	1,815,633

Cash and cash equivalents at end of period	$383,971	$206,301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$142,835	$88,138
Income taxes	$—	$—

See accompanying notes to unaudited interim financial statements.

WES CONSULTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview – WES Consulting, Inc. (the “Company”) was incorporated on February 25, 1999 in the State of Florida. Until October 19, 2009, the Company was in the business of consulting and commercial property management.  On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc., a Nevada corporation (“Liberator”).  Pursuant to the Merger Agreement, Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).  References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc.

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

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company's sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through the internet and print advertisements. We have a diversified customer base with only one customer accounting for 10% or more of consolidated net sales and no particular concentration of credit risk in one economic sector (see Note 6 - Major Customers.).  Foreign operations and foreign net sales are not material.

Going Concern – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $361,489 and $156,116 for the three months ended December 31, 2010 and 2009, respectively, and a net loss of $604,047 and $670,873 for the six months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company has an accumulated deficit of $6,779,578 and a working capital deficit of $967,550.

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

As previously reported in our Current Report on Form 8-K filed on February 2, 2011, the Company acquired 100% of the capital stock of Web Merchants, Inc (“WMI”).  We pursued the acquisition of WMI to increase our presence in the sexual wellness market and to begin to develop a business portfolio with significant growth opportunities.  Although there can be no assurance in this regard, we believe that the WMI acquisition will provide the Company with sufficient sales revenue and gross profit to allow the Company to be profitable on an annual basis.  Web Merchants, Inc. had net revenues of $7.6 million in 2009 and net revenues of $6.2 million for the nine months ended September 30, 2010.  As part of the acquisition, Web Merchants, Inc. will relocate their New Jersey facility to the 140,000 square foot WES Consulting, Inc. headquarters and fulfillment center in Atlanta, GA. Full integration of the companies is expected to be completed by April of 2011.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” (“SAB No. 104”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.  During the three months ended December 31, 2010, the Company deferred $20,000 in connection with its sales of products to a certain customer, as the return rate associated with this customer could not be reasonably estimated.

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

Allowance for Doubtful Accounts

 The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At December 31, 2010, accounts receivable totaled $1,079,910 net of $9,559 in the allowance for doubtful accounts.  At June 30, 2010, accounts receivable totaled $562,872 net of $14,143 in the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation, and overhead.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of December 31, 2010, substantially all of our cash and cash equivalents were managed by a single financial institution.  As of December 31, 2010, none of our cash and cash equivalents with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

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

At December 31, 2010, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.  The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $18,650 at December 31, 2010 and $60,427 at June 30, 2010. Advertising expense for the three months ended December 31, 2010 and 2009 was $131,249 and $239,871, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $32,463 for the three months ended December 31, 2010 and $37,580 for the three months ended December 31, 2009. Research and development costs are included in general and administrative expense.

Shipping and Handling

We account for shipping and handling costs in accordance with FASB ASC 605, Revenue Recognition.  Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred by us are included in cost of sales in the consolidated statements of operations.

Net sales for the three months ended December 31, 2010 and 2009 includes amounts charged to customers of $294,866 and $302,715, respectively, for shipping and handling charges.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2010.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at December 31, 2010 was $316,541.  The rent expense under this lease for the three months ended December 31, 2010 and 2009 was $80,931.  The Company also leases certain equipment under operating leases, as more fully described in Note 12 - Commitments and Contingencies.

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

Segment Information

During the three and six months ended December 31, 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

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

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and December 31, 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the six months ended December 31, 2010 and 2009, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

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

Basic and Diluted Net Loss Per Share

The loss per share (“EPS”) is presented in accordance with the provisions of the Accounting Standards Codification (“ASC”).  Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for the three and six months ended December 31, 2010 and 2009 as the Company had losses from operations during the three and six month periods in both years and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).

Basic and diluted earnings per share are the same in periods of a net loss thus there is no effect of dilutive securities when a net loss is recorded.

There were approximately 7,518,849 and 5,650,849 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three and six months ended December 31, 2010 and 2009, respectively.

Seasonality

Our business has a seasonal pattern. In the past three years, we have realized an average of approximately 28% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 29% of our revenues in the third quarter, which includes Valentine’s Day.

NOTE 3 – STOCK-BASED COMPENSATION

Options

At December 31, 2010, the Company had 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2010, the number of shares available for issuance under the Plan was 3,132,000.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2010:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2010	1,310,456	3.6	$.243	$-
Granted	1,101,000	4.96	$.150	$-
Exercised	-	-	$-	$-
Forfeited	(105,000)	4.38	$.200	$-
Options outstanding as of December 31, 2010	2,306,456	3.5	$.209	$-
Options exercisable as of December 31, 2010	640,706	4.1	$.239	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated. Since the Company’s stock has no significant trading volume, the stock price is assumed to be $.15 per share, which was the closing price of the stock on the last trading date prior to December 15, 2010.

Options outstanding by exercise price at December 31, 2010 were as follows:

Exercise Price	Options Outstanding			Options Exercisable
	Number of Shares Underlying	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$0.228	438,456	$0.228	1.7	438,456	$0.228
$0.150	1,098,000	$0.150	4.96	-	0.150
$0.25	770,000	$0.25	3.8	202,250	$0.25
Total	2,306,456	$0.209	3.5	640,706	$0.239

Stock-based compensation

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no outstanding awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2010 and 2009 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 25%, based on historical experience.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Cost of Goods Sold	$1,253	$742	$2,044	$742
Other Selling and Marketing	1,012	841	2,015	841
General and Administrative	1,066	1,002	2,090	1,002
Total	$3,331	$2,585	$6,149	$2,585

            As of December 31, 2010, the Company’s total unrecognized compensation cost was $154,071, which will be recognized over the vesting period of 4 years.

The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Stock Option Plans:
Risk-free interest rate	2.4%	2.5%	2.4%	2.5%
Expected life (in years)	4.1	3.5	4.1	3.5
Volatility	45%	25%	45%	25%
Dividend yield	—	—	—	—

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2010	June 30, 2010

Raw materials	$515,754	$443,043
Work in process	262,084	170,996
Finished goods	360,893	294,812

	$1,138,731	$908,851

NOTE 5 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Factory Equipment	7 to 10 years
Furniture and fixtures, computer equipment and software	5 to 7 years
Leasehold improvements	7 to 10 years

Equipment and leasehold improvements consisted of the following:

	December 31, 2010	June 30, 2010

Factory Equipment	$1,558,030	$1,531,734
Computer Equipment and Software	840,480	819,870
Office Equipment and Furniture	166,996	166,996
Leasehold Improvements	324,540	321,288
	2,890,046	2,839,888
Less accumulated depreciation and amortization	(1,874,077)	(1,764,573)

Equipment and leasehold improvements, net	$1,015,969	$1,075,315

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three and six months ended December 31, 2010.

NOTE 6 – MAJOR CUSTOMERS

The Company had a single domestic customer that accounted for more than 10% of net sales during the three months ended December 31, 2010.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Customer A	11%	̶	7%	̶

NOTE 7 – NOTES PAYABLE

Unsecured notes payable consisted of the following:

	December 31, 2010	June 30, 2010
Unsecured note payable to an individual, with interest at 16%, principal and interest originally due on May 1, 2011, extended to May 1, 2012. Beginning May 31, 2011, the interest rate is increased to 20%, with interest due monthly, and the principal due in full on May 1, 2012	$200,000	$200,000
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing April 16, 2011	28,912	78,659
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 19, 2011	8,419	60,109
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 13, 2011	1,690	24,044
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	30,055	—
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	6,011	—
Total unsecured notes payable	275,087	362,812
Less: Current Portion	(75,087)	(362,812)
Long-term Note Payable	$200,000	$—

On January 3, 2011, the Company issued an unsecured promissory note to an individual for $300,000. Terms of the note call for principal and interest at 20% to be repaid on the maturity date of January 3, 2012. See Note 18 - Subsequent Events.

Related party unsecured notes payable consisted of the following:

	December 31, 2010	June 30, 2010
Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 23, 2011	$120,000	$—
Less: Current Portion	(120,000)	—
Long-term Note Payable	$—	$—

NOTE 8 – NOTE PAYABLE - EQUIPMENT

Note payable – equipment consisted of the following:

	December 31, 2010	June 30, 2010
Note payable to Fidelity Bank, payable in monthly installments of $5,364 including interest at 8%, maturing October 25, 2010, secured by equipment	$—	$12,136
Less: Current Portion	—	(12,136)
Long-term Note Payable	$—	$—

NOTE 9 – LINE OF CREDIT

On May 17, 2010, OneUp Innovations, Inc., our wholly owned subsidiary, entered into a credit facility to provide it with an asset based line of credit of up to $600,000 against 80% of eligible accounts receivable (as defined in the agreement.)  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable and inventory balances. Advances under the agreement bear interest at a rate of 2% over the prime rate (5.25% as of June 30, 2010 and December 31, 2010) for the accounts receivable portion of the advances and the inventory portion of the borrowings.  In addition there are collateral management fees of 0.4% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.9% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. On December 31, 2010, the balance owed under this line of credit was $666,207 and on June 30, 2010, the balance owed was $320,184.  The lender temporarily increased the credit limit on the credit facility to $750,000 through January 31, 2011.  The Company’s CEO, Louis S. Friedman, personally guaranteed the repayment of the loan obligation.  On December 31, 2010, we were in compliance with all of the financial and other covenants required under this credit facility.

On November 10, 2009, the Company entered into a loan agreement for a line of credit with a commercial finance company that provides credit to 80% of domestic accounts receivable aged less than 90 days up to $250,000. Borrowings under the agreement bear interest at prime rate plus 6% (9.25% as of November 10, 2009) plus a 2% annual facility fee and a .25% monthly collateral monitoring fee.  The balance owed under this line of credit was repaid on May 17, 2010.

Management believes cash flows generated from operations, along with current cash and borrowing capacity under the existing line of credit should be sufficient to finance current working capital requirements during the next 12 months. If new business opportunities do arise, additional outside funding may be required.

NOTE 10 – CREDIT CARD ADVANCE

On November 4, 2010, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by May 4, 2011.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $3,446 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  On December 31, 2010 the balance owed under this agreement was $308,658.

NOTE 11 – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 5% to 12%. The aggregate amount owed on the three unsecured lines of credit was $85,884 at December 31, 2010 and $99,664 at June 30, 2010.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at December 31, 2010 was $316,451 and $331,570 at June 30, 2010. The rent expense under this lease for the three months ended December 31, 2010 and 2009 was $80,931.

The lease for the facility requires the Company to provide a standby letter of credit payable to the lessor in the amount of $225,000 until December 31, 2010.  On December 31, 2010, the standby letter of credit for $225,000 was cancelled and a letter of credit in the amount of $25,000 in lieu of a security deposit was provided to the lessor.  This letter of credit is secured by an assignment by Leslie Vogelman, the Company’s Treasurer, to Fidelity Bank of a Certificate of Deposit in the amount of $25,000.

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

Future minimum lease payments under non-cancelable operating leases at December 31, 2010 are as follows:

Year ending June 30,
2011 (six months)	$217,087
2012	432,984
2013	411,072
2014	410,729
2015	424,029
Thereafter through 2016	209,324
Total minimum lease payments	$2,105,225

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note 5 – Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to December 31, 2010:

Year ending June 30,
2011 (six months)	$42,835
2012	43,843
2013	27,178
2014	7,601
2015	-
Total minimum lease payments	121,457
Less amount representing interest	(22,030)
Present value of net minimum lease payments	99,427
Less current portion	(56,183)
Long-term obligations under leases payable	$43,244

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

On October 14, 2010, Belmont and the Company executed a Settlement Agreement and General Release dated October 13, 2010 regarding the remaining 750,000 shares of our common stock that were owed to Belmont on September 2, 2010. Without admitting that it violated the short swing profit rules enacted under Section 16(b) of the Securities Exchange Act of 1934, as amended, and wishing to reach an amicable solution in order to avoid the costs and uncertainties of protracted and time consuming litigation, the parties agreed that the obligation to issue 750,000 shares of our common stock to Belmont will be considered as satisfied in full by Belmont with the issuance of three hundred fifty thousand (350,000) restricted shares of our common stock.  Such shares were issued to Belmont on November 5, 2010. The Company recorded an expense of $52,500 related to this issuance and it was included in other income (expense) on the Statement of Operations.

NOTE 13 –  TAXES

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating loss carryforwards at June 30, 2010; however, the Company has not performed a change of control study and, therefore, has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of December 31, 2010, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of December 31, 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local, and non-U.S. income tax examination by tax authorities for tax years before 2003.

NOTE 14 – EQUITY

Common Stock– The Company’s authorized common stock was 175,000,000 shares at December 31, 2010 and June 30, 2010.  Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2010, the Company had reserved the following shares of common stock for issuance:

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

Preferred Stock – In connection with the Merger and pursuant to the Merger Agreement, each Liberator Preferred Share was to be converted into one share of WES Preferred Stock with the provisions, rights, and designations set forth in the Merger Agreement.  On the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock, and the parties agreed that the Company will take the appropriate steps to file an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, and at such time the WES Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  The WES Preferred Stock will have similar rights and preferences as the Liberator Preferred Shares and will be convertible into 4,300,000 shares of common stock after July 1, 2011.

At such time as the Company has filed an amendment to its Articles of Incorporation authorizing the issuance of the WES Preferred Stock, the Company will have 10,000,000 authorized shares of preferred stock, par value $.0001 per share, of which 4,300,000 shares will be designated as Series A Convertible Preferred Stock.

Warrants – As of December 31, 2010, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within four years of December 31, 2010.

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

2.
A total of 1,000,000 warrants were issued to Hope Capital, Inc. at a fixed exercise price of $.75. The Company valued the warrants at $4,500 using the above assumptions, and the expense was fully recognized during fiscal 2009.

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

NOTE 15 – RELATED PARTIES

On June 30, 2008, the Company had a subordinated note payable to its majority shareholder and CEO, Louis S. Friedman, in the amount of $310,000 and his wife, Leslie Vogelman, who is also its Treasurer, in the amount of $395,000.  During fiscal 2009, Mr. Friedman loaned the Company an additional $91,000, and a former director loaned the Company $29,948.  On June 26, 2009, in connection with the merger between OneUp and Liberator, Mr. Friedman and Ms. Vogelman agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to preferred stock.  Interest during fiscal 2010 was accrued at the prevailing prime rate (which was 3.25% during the entire fiscal year) and totaled $3,544. The interest accrued on these notes during the six months ended December 31, 2010 was $1,722. The notes are subordinate to all other credit facilities currently in place.   As of December 31, 2010, the Company owes the former director (and current shareholder) $29,948 and Ms. Vogelman $76,000.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. (“Hope Capital”) with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of Liberator prior to its merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012.  Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of December 31, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $44,625.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000.  Hope Capital is a shareholder of the Company and was the majority shareholder of Liberator prior to its merger with OneUp Innovations. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of December 31, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $32,130.  This amount will be amortized over the life of the note as additional interest expense.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate until paid.

On December 23, 2010, the Company issued an unsecured promissory note to Hope Capital, Inc. for $120,000. Terms of the note call for bi-weekly principal and interest payments of $5,110 with the note due in full on December 23, 2011. Mr. Friedman personally guaranteed the repayment of the loan obligation.

NOTE 16 – CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of December 31, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $44,625.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of December 31, 2010, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $32,130.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 17 – MERGER COSTS

Expenses related to the Merger with Liberator during the first quarter of fiscal 2010 totaled $192,167.  This item consists of $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital, Inc.  Expenses related to the Merger with Liberator during the second quarter of fiscal 2011 totaled $52,500.  This item consists of the fair market value of the 350,000 shares of common stock issued to Belmont under the Settlement Agreement and General Release dated October 13, 2010.

NOTE 18 – SUBSEQUENT EVENTS

On January 3, 2011, the Company issued an unsecured note payable to an individual in the amount of $300,000.  The note is due in full on the maturity date of January 3, 2012, plus accrued interest at 20%, equal to $60,000. The note is personally guaranteed by the Company’s CEO, Louis S. Friedman.

On January 27, 2011the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants, Inc., a Delaware corporation (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders.  One of the WMI Shareholders also received $100,000 in cash, which represented $79,000 for the repayment of a loan to WMI and $21,000 in consideration for signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI will continue to operate as a wholly owned subsidiary of the Company. The foregoing summary of the acquisition of WMI does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed on February 2, 2011.

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2010 contained in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 13, 2010.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain certain forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and  “intend” and variations of these types of words and similar expressions that  are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

As used in this report, unless the context requires otherwise, “we” or “us” or the “Company” or “WES” means WES Consulting, Inc., a Florida corporation, and its subsidiaries.

Results of Operations

Comparison of Three Months Ended December 31, 2010 to Three Months Ended December 31, 2009

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Change

Net sales:	$3,697,631	$3,034,664	22%
Gross profit	$935,304	$1,076,632	(13%)
Loss from operations	$(184,025)	$(105,758)	(74%)
Diluted (loss) per share	$(0.01)	$(0.00)	—

Net Sales by Channel:	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Change

Direct	$1,502,426	$1,381,818	9%
Wholesale	$1,903,597	$1,347,777	41%
Other	$291,608	$305,069	(4%)
Total Net Sales	$3,697,631	$3,034,664	22%

Net sales in the Other channel consists principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Three Months Ended December 31, 2010	Margin %	Three Months Ended December 31, 2009	Margin %	Change

Direct	$655,886	44%	$724,040	52%	(9%)

Wholesale	$368,347	19%	$352,792	26%	4%

Other	$(88,929)	(30%)	$(200)	0%	(444%)

Total Gross Profit	$935,304	25%	$1,076,632	35%	(13%)

Net sales for the three months ended December 31, 2010 increased from the comparable prior year period by $662,967, or 22%.  The increase in sales was primarily the result of higher sales in the Wholesale channel and, to a lesser extent, the Direct channel.  As a result of a continued focus on our Wholesale business, sales to wholesale customers during the second quarter increased approximately 41% from the prior year.  The Wholesale category includes Liberator branded products sold to retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Sales of Tenga products during the second quarter of fiscal 2011, of which 96% were sold through the Wholesale channel, accounted for $458,760 of the increase in total net sales and $136,932 of the increase in gross profit.  The Direct category (which includes product sales through our two e-commerce sites and our single retail store) increased from $1,381,818 in the second quarter of fiscal 2010 to $1,502,426 in the second quarter of fiscal 2011, an increase of approximately 9%, or $120,608.  The increase in Direct sales during the second quarter of fiscal 2011 is primarily the result of sales of non-Liberator products through that channel.

Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross margin as a percentage of sales decreased to 25% for the three months ended December 31, 2010 from 35% in the comparable prior year period.  This is the result of a decrease in the margin on Direct sales (from 52% to 44%) and a decrease in margin on Wholesale sales (from 26% to 19%) during the quarter.  In addition, the Other margin decreased from zero to a negative 30%.  The decline in the Direct margin was the result of more frequent discounting of Liberator products during the quarter and, to a lesser extent, a change in the mix of products sold. The decrease in the Wholesale margin was the result of a change in product mix during the current quarter from the same quarter in the prior year.

One of the most frequent consumer discount offers during the three months ended December 31, 2010 was “free” or significantly reduced shipping and handling, which accounts for the decrease in the Other category revenue and gross profit from the prior year comparable period.  In the current competitive environment, we anticipate the need to continue to offer “free” or reduced shipping and handling to consumers as a promotional tool.

Total operating expenses for the three months ended December 31, 2010 were 30% of net sales, or $1,119,329, compared to 39% of net sales, or $1,182,390, for the same period in the prior year.  The 5% decrease in operating expenses was primarily the result of lower Advertising and promotion expense and Depreciation expense, offset in part by slightly higher Other selling and marketing expense and General and administrative expense.  General and Administrative expense increased by 4%, or $24,822, as a result of higher legal expense ($72,643), offset in part by lower insurance expense ($37,093).  Total legal expense during the three months ended December 31, 2010 was $83,363.  Other Selling and Marketing expense increased by 15%, or $43,090, primarily as a result of higher personnel related costs ($68,465), offset in part by lower internet costs.

Other income (expense) during the second quarter increased from expense of ($50,358) in fiscal 2010 to expense of ($177,464) in fiscal 2011.  Interest expense and financing costs in the current quarter included $12,257 from the amortization of the debt discount on the convertible notes and $48,000 in interest expense related to the one-time finance charge on the credit card advance. Expenses related to the merger ($52,500) consists of the fair market value of the 350,000 shares issued to Belmont Partners, LLC in connection with a Settlement Agreement and General Release we entered into on October 13, 2010.

No expense or benefit from income taxes was recorded in the three months ended December 31, 2010 or 2009.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $361,489, or $(0.01) per diluted share, for the three months ended December 31, 2010 compared with a net loss of $156,116, or ($0.00) per diluted share, for the three months ended December 31, 2009.

Comparison of Six Months Ended December 31, 2010 to Six Months Ended December 31, 2009

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Six Months Ended December 31, 2010		Six Months Ended December 31, 2009	Change

Net sales:		$6,321,729	$5,069,656	25%
Gross profit		$1,855,160	$1,734,808	7%
Loss from operations	$	(358,682)	$(371,770)	4%
Diluted (loss) per share		$(0.01)	$(0.01)	—

Net Sales by Channel:	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Change

Direct	$2,703,153	$2,551,606	6%
Wholesale	$3,078,780	$2,033,140	51%
Other	$539,796	$484,910	11%
Total Net Sales	$6,321,729	$5,069,656	25%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Six Months Ended December 31, 2010	Margin%	Six Months Ended December 31, 2009	Margin%	Change

Direct	$1,232,018	46%	$1,225,924	48%	—

Wholesale	$653,285	21%	$536,507	26%	22%

Other	$(30,143)	(6%)	$(27,623)	(6%)	(9	% )

Total Gross Profit	$1,855,160	29%	$1,734,808	34%	7%

Net sales for the six months ended December 31, 2010 increased from the comparable prior year period by $1,252,073, or 25%.  The increase in sales was primarily the result of higher sales in the Wholesale channel and, to a lesser extent, the Direct channel.  As a result of a continued focus on our Wholesale business, sales to wholesale customers during the first half of fiscal 2011 increased approximately 51% from the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Sales of Tenga products during the first six months of fiscal 2011, of which 96% were sold through the Wholesale channel, accounted for $840,189 of the increase in total net sales and $259,107 of the increase in gross profit.  Sales through the Direct category (which includes product sales through our two e-commerce sites and our single retail store) increased from $2,551,606 in the first half of fiscal 2010 to $2,703,153 in the first half of fiscal 2011, an increase of approximately 6%, or $151,547.  The increase in Direct sales during the first six months of fiscal 2011 is due to higher sales of both Liberator and non-Liberator products.

Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross margin as a percentage of sales decreased to 29% for the six months ended December 31, 2010 from 34% in the comparable prior year period.  This is the result of a decrease in the margin on Direct sales (from 48% to 46%) and a decrease in margin on Wholesale sales (from 26% to 21%) during the six month period.  The decline in the Direct margin was the result of more frequent discounting of Liberator products during the six months and, to a lesser extent, a change in the mix of products sold. The decrease in the Wholesale margin was the result of a change in product mix during the first half of fiscal 2011 from the same period in the prior fiscal year. This change in Wholesale product mix occurred principally in the second quarter resulting in higher sales of non-Liberator products during that period.

Total operating expenses for the six months ended December 31, 2010 were 35% of net sales, or $2,213,842, compared to 42% of net sales, or $2,106,578, for the same period in the prior year.  The 5% increase in operating expenses was primarily the result of higher Other selling and marketing expense and General and administrative expense offset in part by lower Advertising and promotion expense and Depreciation expense.  Other selling and marketing expense increased by 23%, or $127,504, primarily as a result of higher personnel related costs ($186,383), offset in part by lower internet costs ($51,520). General and administrative expense increased by 16%, or $166,310, as a result of higher legal expense ($123,563), personnel costs ($63,834) and facilities related costs ($43,628), offset in part by lower insurance expense ($27,495) and lower computer software and network related costs ($14,760).  Total legal expense during the six months ended December 31, 2010 was $149,500.

Other income (expense) during the first six months of fiscal 2011 decreased from expense of ($299,103) in fiscal 2010 to expense of ($245,365) in fiscal 2011.  Interest expense and financing costs in the current year included $24,514 from the amortization of the debt discount on the convertible notes and $48,000 in interest expense related to the one-time finance charge on the credit card advance. Expenses related to merger ($52,500) in the current year consist of the fair market value of the 350,000 shares issued to Belmont Partners, LLC in connection with a Settlement Agreement and General Release we entered into on October 13, 2010. Expenses related to merger in the prior year consist of the $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital, Inc., a shareholder of the Company.

No expense or benefit from income taxes was recorded in the six months ended December 31, 2010 or 2009.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $604,047, or ($0.01) per diluted share, for the six months ended December 31, 2010 compared with a net loss of $670,873, or ($0.01) per diluted share, for the six months ended December 31, 2009.

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

Financial Condition

Cash and cash equivalents decreased $4,688 to $383,971 at December 31, 2010 from $388,659 at June 30, 2010. This decrease in cash resulted from cash used in operating activities of $614,251, cash used in investing activities of $50,156, and cash provided by financing activities of $659,719, as more fully described below.

Cash used in operating activities for the six months ended December 31, 2010 represents the results of operations adjusted for non-cash depreciation ($109,503) and the non-cash deferred rent accrual reversal of $15,029, the amortization of the debt discount on the convertible notes of $24,514 and the expenses related to our merger with Liberator, Inc. of $52,500. Significant changes in operating assets and liabilities during the six months ended December 31, 2010 include an increase in accounts receivable of $517,038, an increase in inventory of $229,880 and an increase in accounts payable of $550,786.

Cash flows used in investing activities reflects capital expenditures during the six months ended December 31, 2010 of $50,156.

Cash flows provided by financing activities are attributable to the net increase in the asset-based line of credit of $346,023, proceeds from the credit card cash advance of $400,000 less repayments of $91,342 and borrowings under notes payable of $220,000 less repayments of $147,725.

As of December 31, 2010, our net accounts receivable increased by $517,039, or 92%, to $1,079,910 from $562,872 at June 30, 2010. The increase in accounts receivable is primarily the result of increased sales to certain wholesale customers during December 2010 as these customers typically increase their purchases in advance of Christmas and Valentine’s Day. Management believes that our accounts receivable are collectible net of the allowance for doubtful accounts of $9,559 at December 31, 2010.

Our net inventory increased by $229,880, or 25%, to $1,138,731 as of December 31, 2010 compared to $908,851 as of June 30, 2010. The increase reflects an increase in finished goods inventory in anticipation of increased product sales during the three months ended March 31, 2011.

Accounts payable increased by $550,786, or 35%, to $2,129,924 as of December 31, 2010 compared to $1,579,138 as of June 30, 2010. The increase in accounts payable was primarily the result of an increase in raw materials purchases in advance of Christmas and Valentine’s Day.

Liquidity and Capital Resources

At December 31, 2010, our working capital deficiency was $967,550, an increase of $288,151 compared to the deficiency of $679,399 at June 30, 2010.  Cash and cash equivalents at December 31, 2010 totaled $383,971, a decrease of $4,688 from $388,659 at June 30, 2010.

At December 31, 2010, we had $666,207 outstanding on our line of credit, compared to an outstanding balance of $320,184 at June 30, 2010.

On May 17, 2010, OneUp Innovations, Inc., our wholly owned subsidiary, entered into a credit facility to provide it with an asset based line of credit of up to $600,000 against 80% of eligible accounts receivable (as defined in the agreement.)  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory, and equipment, and are subject to eligibility requirements for current accounts receivable and inventory balances. Advances under the agreement bear interest at a rate of 2% over the prime rate (5.25% as of June 30, 2010 and December 31, 2010) for the accounts receivable portion of the advances and the inventory portion of the borrowings.  In addition, there are collateral management fees of 0.4% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.9% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. As of December 31, 2010, we had $666,207 outstanding on this line of credit.  Our CEO, Louis S. Friedman, personally guaranteed the repayment of the loan obligation.  On December 31, 2010, we were in compliance with all of the financial and other covenants required under this credit facility.  During the second quarter ended December 31, 2010, the lender authorized a temporary increase in the credit limit to $750,000 until January 31, 2011.

As described in Note 10 – Credit Card Advance, on November 4, 2010, our wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”), entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by May 4, 2011.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $3,446 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by Mr. Friedman and our CFO, Ronald P. Scott.

Management believes anticipated cash flows generated from operations during the third quarter of fiscal 2011 along with current cash and cash equivalents as well as borrowing capacity under the line of credit and borrowings under the receivable advance agreement with Credit Cash should be sufficient to finance current working capital requirements during the next twelve months. However, if product sales are less than anticipated during the six months ended June 30, 2011, we may need to raise additional funding in the near term to meet our working capital requirements. If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted.  We cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to our stockholders.  If we require additional financing in the near-term and are unable to obtain it, this will adversely affect our ability to operate as a going concern and may require the Company to substantially scale back operations or cease operations altogether.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $604,047 for the six months ended December 31, 2010 and a net loss of $1,033,952 for the year ended June 30, 2010. As of December 31, 2010, we have an accumulated deficit of $6,779,578 and a working capital deficit of $967,550.

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

 As previously reported in our Current Report on Form 8-K filed on February 2, 2011, the Company acquired 100% of the capital stock of Web Merchants, Inc (“WMI”).  We pursued the acquisition of WMI to increase our presence in the sexual wellness market and to begin to develop a business portfolio with significant growth opportunities.  Although there can be no assurance in this regard, we believe that the WMI acquisition will provide the Company with sufficient sales revenue and gross profit to allow the Company to be profitable on an annual basis.  Web Merchants, Inc. had net revenues of $7.6 million in 2009 and net revenues of $6.2 million for the nine months ended September 30, 2010. As part of the acquisition, Web Merchants, Inc. will relocate their New Jersey facility to the 140,000 square foot WES Consulting, Inc. headquarters and fulfillment center in Atlanta, GA.  Full integration of the companies is expected to be completed by April of 2011.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2011 to be under $25,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures in support of our normal operations and the integration of Web Merchants, Inc., a Delaware corporation that we acquired on January 27, 2011 and expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform and ERP system.

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

ITEM 4.                                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

WES CONSULTING, INC.
(Registrant)

February 14, 2011	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 14, 2011	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)