Form 10-Q
period 2011-03-31
Liberator, Inc.
filed 2011-05-16
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-53314

Liberator, Inc.
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
Yes ☐ No ☑

As of May 11, 2011 there were 91,947,047 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

LIBERATOR, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$615,489	$388,659
Accounts receivable, net	859,463	562,872
Inventories	2,242,198	908,851
Prepaid expenses	88,412	210,028

Total current assets	3,805,562	2,070,410

Equipment and leasehold improvements, net	1,034,630	1,075,315
Intangible Assets, net	857,833	—
Goodwill	1,916,609	—
Other assets	31,495	2,410

Total assets	$7,646,129	$3,148,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,674,795	$1,579,138
Accrued compensation	337,452	284,796
Accrued expenses and interest	182,594	125,869
Line of credit	498,630	320,184
Current portion of notes and leases payable	13,626	77,010
Current portion of unsecured notes payable	250,751	362,812
Credit card advance	88,105	—

Total current liabilities	4,045,953	2,749,809
Long-term liabilities:
Unsecured notes payable	500,000	—
Note payable – equipment	—	12,136
Leases payable	79,143	140,749
Notes payable – related party	145,948	105,948
Convertible notes payable – shareholder, net of discount	560,501	523,731
Unsecured lines of credit	78,713	99,664
Deferred rent payable	306,367	331,570
Less: current portion of leases payable	(13,626)	(77,010)
Total long-term liabilities	1,657,046	1,136,788

Total liabilities	5,702,999	3,886,597

Commitments and contingencies

Stockholders’ Equity (Deficit):
Series A Convertible Preferred stock, 10,000,000 shares authorized, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of March 31, 2011 and 4,300,000 shares obligated to be issued as of June 30, 2010	430	—
Common stock of $0.01 par value, 175,000,000 shares authorized; 91,947,047 shares issued and outstanding at March 31, 2011 and 63,182,647 at June 30, 2010	919,470	631,826
Additional paid-in capital	7,700,713	4,805,243
Accumulated deficit	(6,677,483)	(6,175,531)
Total stockholders’ equity (deficit)	1,943,130	(738,462)

Total liabilities and stockholders’ equity	$7,646,129	$3,148,135

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

NET SALES	$5,585,071	$3,157,863	$11,906,800	$8,227,519
COST OF GOODS SOLD	3,395,451	2,083,172	7,862,021	5,418,020
Gross profit	2,189,620	1,074,691	4,044,779	2,809,499

OPERATING EXPENSES:
Advertising and promotion	393,378	142,344	650,006	560,346
Other selling and marketing	635,399	303,746	1,310,396	851,239
General and administrative	806,624	499,399	1,979,323	1,505,803
Depreciation and amortization	67,760	62,639	177,263	197,318
Acquisition-related costs	81,185	—	81,185	—
Total operating expenses	1,984,346	1,008,128	4,198,173	3,114,706

Income (loss) from operations	205,274	66,563	(153,394)	(305,207)
OTHER INCOME (EXPENSE):
Interest income	317	702	516	4,224
Interest expense and financing costs	(103,517)	(42,896)	(296,581)	(153,354)
Expenses related to merger	—	—	(52,500)	(192,167)
Total other expense, net	(103,200)	(42,194)	(348,565)	(341,297)
Income (loss) from operations before
income taxes	102,074	24,369	(501,959)	(646,504)
Provision (benefit) for income taxes	—	—	—	—

NET INCOME (LOSS)	$102,074	$24,369	$(501,959)	$(646,504)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$0.00	$(0.01)	$(0.01)
Diluted	$0.00	$0.00	$(0.01)	$(0.01)

SHARES USED IN CALCULATION OF NET
INCOME (LOSS) PER SHARE:
Basic	83,414,060	62,661,537	69,899,535	61,762,649
Diluted	83,414,060	62,661,537	69,899,535	61,762,649

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(501,959)	$(646,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	177,263	197,318
Amortization of debt discount	36,770	33,561
Expenses related to merger	52,500	192,163
Comon stock issued for services	5,600	—
Stock based compensation expense	12,612	—
Deferred rent payable	(25,203)	(17,224)
Changes in operating assets and liabilities:
Accounts receivable	(296,591)	(111,395)
Inventories	(571,105)	(292,083)
Prepaid expenses and other assets	121,616	(92,387)
Other Assets	(30,903)	—
Accounts payable	622,954	(530,244)
Accrued compensation	52,656	(15,708)
Accrued expenses and interest	56,724	(115,903)
Net cash used in operating activities	(287,066)	(1,398,406)

INVESTING ACTIVITIES:
Cash investment in Web Merchants, Inc., net of cash acquired	29,000	—
Investment in equipment and leasehold improvements	(80,455)	(155,932)
Cash used in investing activities	(51,455)	(155,932)

FINANCING ACTIVITIES:
Repayments under line of credit	(3,319,196)	(2,145,294)
Borrowings under line of credit	3,497,642	2,175,477
Proceeds from credit card cash advance	448,000	—
Repayment of credit card cash advance	(359,895)	(198,935)
Repayment of unsecured line of credit	(77,974)	(18,699)
Repayment of loans from related parties	—	(20,000)
Borrowings from notes payable	650,000	140,000
Repayment of notes payable	(301,061)	(24,802)
Proceeds from sale of common stock	—	251,500
Principal payments on equipment note payable and capital leases	(73,742)	(109,434)
Cash provided by (used in) financing activities	463,774	49,813

Net decrease in cash and cash equivalents	125,253	(1,504,525)
Cash and cash equivalents at beginning of period	490,236	1,815,633
Cash and cash equivalents at end of period	$615,489	$311,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$203,310	$142,351
Income taxes	$—	$—

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview – Liberator, Inc. (the “Company”) was incorporated in the State of Florida on February 25, 1999, under the name of WES Consulting, Inc. to provide consulting and commercial property management services.  On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc. (fka Remark Enterprises Inc.), a Nevada corporation (“Old Liberator”).  Pursuant to the Merger Agreement, Old Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).  References to the “Company” in these notes include the Company and its wholly owned subsidiaries, Web Merchants, Inc., OneUp Innovations, Inc., and Foam Labs, Inc.

As a result of the Merger, each issued and outstanding share of the common stock of Old Liberator (the “Old Liberator Common Shares”) were converted into one share of the Company’s common stock, $0.01 par value, which, after giving effect to the Merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the Company (the “Liberator Common Stock”).  Pursuant to the Merger Agreement, each issued and outstanding share of preferred stock of Old Liberator (the “Liberator Preferred Shares”) was to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Merger Agreement (the “Liberator Preferred Stock”).  On the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock.  The parties agreed that the Company will file an amendment to its Articles of Incorporation authorizing the issuance of the Liberator Preferred Stock, and at such time the Liberator Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  As of the execution date of the Merger Agreement, Old Liberator owned 80.7% of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the Merger, the shares of Liberator Common Stock owned by Old Liberator prior to the Merger were cancelled.

The Merger has been accounted for as a reverse merger, and as such the historical financial statements of Old Liberator are being presented herein with those of the Company.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

On January 27, 2011the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants, Inc., a Delaware corporation (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders.  One of the WMI Shareholders also received $100,000 in cash, which represented $79,000 for the repayment of a loan to WMI and $21,000 in consideration for signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI will continue to operate as a wholly owned subsidiary of the Company. The foregoing summary of the acquisition of WMI does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed on February 2, 2011.  In connection with the acquisition of WMI, the Board of Directors appointed Fyodor Petrenko, the President of WMI, as Executive Vice President of the Company and to the Board of Directors, filling a vacancy.

Effective February 28, 2011, the Company changed its name to “Liberator, Inc.” by filing an Articles of Amendment to its Articles of Incorporation with the Florida Department of State.  A copy of the Articles of Amendment were included in the Company’s form 8-K filed on March 2, 2011.

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  Since the acquisition of WMI, the Company has also become an online retailer offering a full range of products for the sexual wellness market.  The Company's sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no one customer accounting for 10% or more of consolidated net sales in the most recently completed quarter and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material.

Going Concern – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company had net income of $102,074 and $24,369 for the three months ended March 31, 2011 and 2010, respectively, and a net loss of $501,959 and $646,504 for the nine months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company has an accumulated deficit of $6,677,483 and a working capital deficit of $240,391.

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

These actions include exploiting the revenue and cost synergies that are expected to result from the WMI acquisition.  In addition, the Company has an ongoing initiative to increase gross profit margins through improved production controls and reporting. To that end, the Company implemented a new Enterprise Resource Planning (ERP) software system during the first quarter of fiscal 2010. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic growth plans we have identified will require approximately $1,800,000 of funding. We expect to invest approximately $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on cable television and the internet. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $1,800,000 with a combination of anticipated cash flow from operations over the next twelve months as well as cash on hand and cash raised through equity and debt financings.

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

As previously reported in our Current Report on Form 8-K filed on February 2, 2011, the Company acquired 100% of the capital stock of Web Merchants, Inc. (“WMI”).  We pursued the acquisition of WMI to increase our presence in the sexual wellness market and to begin to develop a business portfolio with significant growth opportunities.  Although there can be no assurance in this regard, we believe that with the WMI acquisition the Company expects to incur significant revenue and cost synergies which should allow the Company to be profitable on an annual basis beginning in fiscal 2012.   As part of the acquisition, WMI relocated their New Jersey facility to the 140,000 square foot Liberator, Inc. headquarters and fulfillment center in Atlanta, GA.  Full integration of the companies was substantially completed by April of 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp Innovations, Inc., Web Merchants, Inc. and Foam Labs, Inc.  Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2010 filed on October 13, 2010 and amended on November 12, 2010.

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

Allowance for Doubtful Accounts

 The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At March 31, 2011, accounts receivable totaled $859,463 net of $9,559 in the allowance for doubtful accounts.  At June 30, 2010, accounts receivable totaled $562,872 net of $14,143 in the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation, and overhead.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of March 31, 2011, substantially all of our cash and cash equivalents were managed by two financial institutions.  As of March 31, 2011, none of our cash and cash equivalents with these financial institutions exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

Fair Value of Financial and Derivative Instruments

The Company values its financial instruments in accordance with new accounting guidance on fair value measurements, which, for certain financial assets and liabilities, requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Observable prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At March 31, 2011, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.  The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $9,055 at March 31, 2011 and $60,427 at June 30, 2010. Advertising expense for the three months ended March 31, 2011 and 2010 was $393,378 and $142,344, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $34,493 for the three months ended March 31, 2011 and $36,903 for the three months ended March 31, 2010. Research and development costs are included in general and administrative expense.

Shipping and Handling

We account for shipping and handling costs in accordance with FASB ASC 605, Revenue Recognition.  Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred by us are included in cost of sales in the consolidated statements of operations.

Net sales for the three months ended March 31, 2011 and 2010 includes amounts charged to customers of $456,307 and $287,357, respectively, for shipping and handling charges.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2011.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2011 was $306,357.  The rent expense under this lease for the three months ended March 31, 2011 and 2010 was $80,931.  The Company also leases certain equipment under operating leases, as more fully described in Note 13 - Commitments and Contingencies.

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

Segment Information

During the three and nine months ended March 31, 2011 and 2010, the Company only operated in one segment; therefore, segment information has not been presented.

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

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and March 31, 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the nine months ended March 31, 2011 and 2010, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” an amendment to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as the disclosure of Level 3 activity on a gross, rather than net, basis. The guidance also requires enhancements to certain existing disclosures. The amendments are effective as of the beginning of our fiscal year 2011, or July 1, 2010, except for the new requirements regarding Level 3 activity, which is deferred until the beginning of fiscal year 2012. The guidance is not expected to have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued guidance to clarify disclosure requirements for pro-forma information on revenues and earnings for business combinations. This guidance clarifies that where comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination(s) that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands disclosure requirements to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The Company adopted the provisions of this guidance effective January 1, 2011 and there was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

In December 2010, the FASB issued amended goodwill impairment testing guidance for reporting units with an overall nil or negative carrying amount, but a positive goodwill balance. This amended guidance requires that for these reporting units, the second stage of goodwill impairment testing should be performed when it is considered more likely than not that goodwill impairment exists. This assessment should be made by considering whether there are any adverse qualitative factors indicating impairment of the goodwill. The standard is effective for our fiscal year beginning July 1, 2011 and is not expected to have an impact on the Company’s consolidated financial statements.

Basic and Diluted Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of our common stock during the applicable period.  All outstanding stock options and warrants were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended March 31,
	2011	2010
Basic
Net income	$102,074	$24,369
Weighted-average common shares outstanding	83,414,060	62,661,537
Earnings per share, basic	$0.00	$0.00
Diluted
Net income	$102,074	$24,369
Weighted-average common shares outstanding, basic	83,414,060	62,661,537
Weighted-average effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Effect of assumed exercise of stock options and warrants	—	—
Weighted-average common shares outstanding, diluted	83,414,060	62,661,537
Earnings per share, diluted	$0.00	$0.00
Outstanding options and warrants excluded as impact would be antidilutive	3,337,849	3,150,849

Basic and diluted earnings per share are the same in periods of a net loss thus there is no effect of dilutive securities when a net loss is recorded.

NOTE 3 – ACQUISITION

On January 27, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants, Inc., a privately-held company organized under the laws of Delaware (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders.  One of the WMI Shareholders also received $100,000 in cash, which represented $79,000 for the repayment of a loan to WMI and $21,000 in consideration for signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI will continue to operate as a wholly owned subsidiary of the Company.

The total purchase price of $2,860,440 consisted of 28,394,400 shares of the Company’s common stock at a fair value of $2,839,440 and $21,000 in cash.

The purchase price allocation is not finalized and the valuations of all tangible and intangible assets, including customer relationships, trade name and intellectual property, have not been completed.  Management’s estimates and assumptions are subject to change upon the finalization of the valuation and may be adjusted in accordance with FASB ASC Topic 805, Business Combinations.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on January 27, 2011, the date of acquisition:

Provisional Purchase Price Allocation
Current assets	$863,819
Fixed assets	56,755
Goodwill	1,916,609
Intangible assets:
Customer relationships	300,000
Trade names	500,000
Proprietary technology	65,000
Total assets acquired	3,702,183
Acquired liabilities	(841,743)
Net assets acquired	2,860,440
Less cash acquired	(128,577)
Purchase price at closing, net of cash acquired	$2,731,863

The preliminary valuation of the acquired assets and liabilities resulted in goodwill of $1,916,609 and identifiable intangible assets of $865,000. We identified and valued intangible assets related to trade names, customer relationships, and certain other intangible assets. The detail by category of identifiable intangible assets is as follows:

Category	Amount	Average Life (Years)
Trade names	$500,000	Indefinite
Customer relationships	300,000	4-15
Proprietary technology	65,000	5

Total intangible assets acquired	$865,000

Acquisition Related Costs

We classify costs incurred in connection with acquisitions as acquisition related costs. These costs consist primarily of transaction costs and integration costs. Transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise into our operations.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011.

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows:

Balance as of December 31, 2010	$—
Goodwill acquired	1,916,609

Balance as of March 31, 2011	$1,916,609

A summary of intangible assets as of March 31, 2011:

	March 31, 2011
	Weighted Average Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Acquired technology	5 years	$65,000	$(2,167)	$62,833
Customer relationships	10 years	300,000	(5,000)	295,000
Trade names		500,000	—	500,000

Total		$865,000	$(7,167)	$857,833

Amortization expense of intangible assets was $7,167 for the three months ended March 31, 2011.

The Company estimates the following amortization expense related to its intangible assets for the years ended June 30:

2011 (remaining 3 months)	$10,751
2012	43,002
2013	43,002
2014	43,002
2015	43,002
Thereafter	175,074

$357,833

NOTE 5 – STOCK-BASED COMPENSATION

Options

At March 31, 2011, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of March 31, 2011, the number of shares available for issuance under the Plan was 3,176,500.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2011:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2010	1,310,456	3.6	$.243	$-
Granted	1,101,000	4.71	$.150	$-
Exercised	-	-	$-	$-
Forfeited	(149,500)	4.3	$.200	$-
Options outstanding as of March 31, 2011	2,261,956	3.3	$.209	$-
Options exercisable as of March 31, 2011	625,456	2.2	$.239	$-

Options outstanding by exercise price at March 31, 2011 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$0.228	438,456	$0.228	1.6	438,456	$0.228
$0.150	1,075,500	$0.150	4.7	-	0.150
$0.25	748,000	$0.25	3.6	187,000	$0.25
Total	2,261,956	$0.209	3.3	625,456	$0.239

Stock-based compensation

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no outstanding awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2011 and 2010 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 25%, based on historical experience.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to employee stock plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Cost of Goods Sold	$3,460	$1,005	$5,504	$1,747
Other selling and marketing	1,126	1,138	3,967	1,979
General and administrative	1,877	1,359	3,141	1,361
Total	$6,463	$3,502	$12,612	$5,087

            As of March 31, 2011, the Company’s total unrecognized compensation cost was $337,452, which will be recognized over the vesting period of 4 years.

The Company calculated the fair value of stock-based awards in the periods presented using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Stock Option Plans:
Risk-free interest rate	2.4%	2.5%	2.4%	2.5%
Expected life (in years)	4.1	3.5	4.1	3.5
Volatility	45%	25%	45%	25%
Dividend yield	—	—	—	—

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2011	June 30, 2010

Raw materials	$444,133	$443,043
Work in process	175,529	170,996
Finished goods	1,622,536	294,812

	$2,242,198	$908,851

NOTE 7 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Factory Equipment	7 to 10 years
Furniture and fixtures, computer equipment and software	5 to 7 years
Leasehold improvements	7 to 10 years

Equipment and leasehold improvements consisted of the following:

	March 31, 2011	June 30, 2010

Factory Equipment	$1,822,145	$1,531,734
Computer Equipment and Software	841,201	819,870
Office Equipment and Furniture	166,996	166,996
Intangible Assets	72,530	—
Leasehold Improvements	326,640	321,288
	3,229,512	2,839,888
Less accumulated depreciation and amortization	(2,194,882)	(1,764,573)

Equipment and leasehold improvements, net	$1,034,630	$1,075,315

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three and nine months ended March 31, 2011.

NOTE 8 – NOTES PAYABLE

Unsecured notes payable consisted of the following:

	March 31, 2011	June 30, 2010
Unsecured note payable to an individual, with interest at 16%, principal and interest originally due on May 1, 2011, extended to May 1, 2012. Beginning May 31, 2011, the interest rate is increased to 20%, with interest due monthly, and the principal due in full on May 1, 2012	$200,000	$200,000
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing April 16, 2011	4,226	78,659
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 19, 2011	—	60,109
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 13, 2011	—	24,044
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	18,445	—
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	3,689	—
Unsecured note payable to an individual, with interest at 20%, maturing January 3, 2012	300,000	—
Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 23, 2011	94,391	—
Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing March 16, 2012	130,000	—
Total unsecured notes payable	750,751	362,812
Less: Current Portion	(250,751)	(362,812)
Long-term Note Payable	$500,000	$—

NOTE 9 – NOTE PAYABLE - EQUIPMENT

Note payable – equipment consisted of the following:

	March 31, 2011	June 30, 2010
Note payable to Fidelity Bank, payable in monthly installments of $5,364 including interest at 8%, maturing October 25, 2010, secured by equipment	$—	$12,136
Less: Current Portion	—	(12,136)
Long-term Note Payable	$—	$—

NOTE 10 – LINE OF CREDIT

On May 17, 2010, OneUp Innovations, Inc., our wholly owned subsidiary, entered into a credit facility to provide it with an asset based line of credit of up to $600,000 against 80% of eligible accounts receivable (as defined in the agreement.)  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable and inventory balances. Advances under the agreement bear interest at a rate of 2% over the prime rate (5.25% as of June 30, 2010 and December 31, 2010) for the accounts receivable portion of the advances and the inventory portion of the borrowings.  In addition there are collateral management fees of 0.4% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.9% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. On March 31, 2011, the balance owed under this line of credit was $498,630 and on June 30, 2010, the balance owed was $320,184.  On March 31, 2011, we were in compliance with all of the financial and other covenants required under this credit facility.

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

NOTE 11 – CREDIT CARD ADVANCE

On November 4, 2010, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by May 4, 2011.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $3,446 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  On March 31, 2011 the balance owed under this agreement was $88,105.

NOTE 12 – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 5% to 12%. The aggregate amount owed on the three unsecured lines of credit was $78,713 at March 31, 2011 and $99,664 at June 30, 2010.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2011 was $306,367 and $331,570 at June 30, 2010. The rent expense under this lease for the three months ended March 31, 2011 and 2010 was $80,931.

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

Future minimum lease payments under non-cancelable operating leases at March 31, 2011 are as follows:

Year ending June 30,
2011 (three months)	$108,544
2012	432,984
2013	411,072
2014	410,729
2015	424,029
Thereafter through 2016	209,324
Total minimum lease payments	$1,996,682

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note 7 – Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to March 31, 2011:

Year ending June 30,
2011 (three months)	$18,639
2012	43,843
2013	27,178
2014	7,601
2015	-
Total minimum lease payments	97,261
Less amount representing interest	(18,117)
Present value of net minimum lease payments	79,144
Less current portion	(42,557)
Long-term obligations under leases payable	$36,587

Common Stock Issuance

On September 2, 2009, Old Liberator acquired the majority of the issued and outstanding common stock of the Company in accordance with a common stock purchase agreement (the “Stock Purchase Agreement”) by and among Old Liberator and Belmont Partners, LLC, a Virginia limited liability company (“Belmont”), and the Company.  At closing, Old Liberator acquired 972,000 shares (80.7%) of the Company from Belmont for a total of $240,500 in addition to the issuance by the Company of 250,000 warrants to Belmont exercisable for an equal number of shares of the Company’s common stock with an exercise price of $0.25, and the issuance by the Company to Belmont of a total of 1,500,000 shares of the Company’s common stock with 750,000 shares delivered at closing and the balance of 750,000 shares to be delivered on September 2, 2010, the one (1) year anniversary of the closing.

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

NOTE 14 –  TAXES

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating loss carryforwards at June 30, 2010; however, the Company has not performed a change of control study and, therefore, has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of March 31, 2011, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of March 31, 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for tax years before 2007.

NOTE 15 – EQUITY

Common Stock– The Company’s authorized common stock was 175,000,000 shares at March 31, 2011 and June 30, 2010.  Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2011, the Company had reserved the following shares of common stock for issuance:

March 31,
(in shares)	2011
Non-qualified stock options	438,456
Shares of common stock subject to outstanding warrants	2,712,393
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuance upon conversion of the Preferred Stock (convertible after July 1, 2011)	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	2,500,000
Total shares of common stock equivalents	14,950,849

Preferred Stock – In connection with the Merger and pursuant to the Merger Agreement, each Old Liberator Preferred Share was to be converted into one share of Liberator Preferred Stock with the provisions, rights, and designations set forth in the Merger Agreement.  On the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock, and the parties agreed that the Company will take the appropriate steps to file an amendment to its Articles of Incorporation authorizing the issuance of the Liberator Preferred Stock, and at such time the Old Liberator Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  The Liberator Preferred Stock will have similar rights and preferences as the Old Liberator Preferred Shares and will be convertible into 4,300,000 shares of common stock after July 1, 2011.

On February 18, 2011, the Company filed an amendment to its Articles of Incorporation, effective February 9, 2011, authorizing the issuance of the Liberator Preferred Stock and the Company now has 10,000,000 authorized shares of preferred stock, par value $.0001 per share, of which 4,300,000 shares have been designated and issued as Series A Convertible Preferred Stock.

Warrants – As of March 31, 2011, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within four years of March 31, 2011.

There are 2,462,393 warrants outstanding that were issued during fiscal 2009 in conjunction with the reverse merger between Old Liberator and OneUp Innovations. All of these warrants are exercisable immediately and expire on June 26, 2014, which is five years from the date of issuance. These warrants were valued using a volatility rate of 25% and a risk-free interest rate of 4.5%, as more fully described below:

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

On September 2, 2009, the Company issued 250,000 warrants to Belmont in conjunction with the purchase of majority control by Old Liberator to purchase 250,000 shares of common stock at a fixed price of $.25 per share. The warrants were fully vested when granted and expire on September 2, 2012.  These warrants were valued using a volatility rate of 25%, a risk-free interest rate of 4.5%, and a fair market value on the date of grant of $.25.  The warrants were valued at $14,458 and were expensed as an expense related to the purchase of majority control by Old Liberator during the three months ended September 30, 2009.

NOTE 16 – RELATED PARTIES

On June 30, 2008, the Company had a subordinated note payable to its majority shareholder and CEO, Louis S. Friedman, in the amount of $310,000 and his wife, Leslie Vogelman, who is also its Treasurer, in the amount of $395,000.  During fiscal 2009, Mr. Friedman loaned the Company an additional $91,000, and a former director loaned the Company $29,948.  On June 26, 2009, in connection with the merger between OneUp and Old Liberator, Mr. Friedman and Ms. Vogelman agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to preferred stock.  Interest during fiscal 2010 was accrued at the prevailing prime rate (which was 3.25% during the entire fiscal year) and totaled $3,544. The interest accrued on these notes during the nine months ended March 31, 2011 was $5,608. The notes are subordinate to all other credit facilities currently in place.   As of March 31, 2011, the Company owes the former director (and current shareholder) $29,948 and Ms. Vogelman $76,000.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate until paid.

NOTE 17 – CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of March 31, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $37,187.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of March 31, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $27,310.  This amount will be amortized over the life of the note as additional interest expense.

NOTE 18 – MERGER COSTS

Expenses related to the Merger with Old Liberator during the first quarter of fiscal 2010 totaled $192,167.  This item consists of $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital, Inc.  Expenses related to the Merger with Old  Liberator during the second quarter of fiscal 2011 totaled $52,500.  This item consists of the fair market value of the 350,000 shares of common stock issued to Belmont under the Settlement Agreement and General Release dated October 13, 2010.

NOTE 19 – SUBSEQUENT EVENTS

None.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2010 contained in our 2010 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain certain forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and  “intend” and variations of these types of words and similar expressions that  are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

As used in this report, unless the context requires otherwise, “we” or “us” or the “Company” or “Liberator” means Liberator, Inc., a Florida corporation, and its subsidiaries.

Results of Operations

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change

Net sales:	$5,585,071	$3,157,863	77%
Gross profit	$2,189,620	$1,074,691	104%
Income from operations	$205,274	$66,563	208%
Diluted income per share	$0.0	$0.00	—

Net Sales by Channel:	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change

Direct	$3,356,115	$1,599,952	110%
Wholesale	$1,765,863	$1,261,861	40%
Other	$463,093	$296,050	56%
Total Net Sales	$5,585,071	$3,157,863	77%

Net sales in the Other channel consists principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Three Months Ended March 31, 2011	Margin %	Three Months Ended March 31, 2010	Margin %	Change

Direct	$1,628,941	49%	$697,950	44%	133%
Wholesale	$445,938	25%	$370,980	29%	20%
Other	$114,741	25%	$5,761	2%	1,892%
Total Gross Profit	$2,189,620	39%	$1,074,691	34%	104%

Net sales for the three months ended March 31, 2011 increased from the comparable prior year period by $2,427,209, or 77%.  The increase in net sales was primarily due to the acquisition of Web Merchants, Inc. (“WMI”) that occurred on January 27, 2011.  Net sales through WMI since the date of the acquisition totaled $2,031,935 and are reported entirely as Direct sales. Total sales through the Direct category (which includes product sales through our three e-commerce sites and our single retail store) increased by 119%, or $1,907,722 during the three months ended March 31, 2011, from the comparable year earlier period. As a result of a continued focus on our Wholesale business, sales to wholesale customers during the third quarter increased approximately 40% from the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business.

Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross margin as a percentage of sales increased to 39% for the three months ended March 31, 2011 from 34% in the comparable prior year period and primarily resulted from the additional sales and gross profit from the WMI acquisition.  The increase in gross margin was partially offset by the decrease in margin on Wholesale sales (from 29% to 21%) during the quarter.  The Wholesale margin decline resulted from raw material cost increases on certain key components including foam, fabric and packaging.

Total operating expenses for the three months ended March 31, 2011 were 36% of net sales, or $1,984,346, compared to 32% of net sales, or $1,008,128, for the same period in the prior year.  The increase in operating expenses was primarily the result of the acquisition of WMI on January 27, 2011 and the inclusion of their operating expenses from the date of acquisition through March 31, 2011. Operating expenses for WMI during this period totaled $815,245.  Advertising and promotion expense increased from $142,344 to $393,378 with $302,610  attributable to WMI. Other selling and marketing expense increased by $331,653, with $249,565 of the increase attributable to WMI.  General and administrative expense increased by $307,225, with $227,531 being WMI general and administrative expense.  Total legal expense during the three months ended March 31, 2011, excluding acquisition related legal expense, was $62,300.

Other income (expense) during the third quarter increased from expense of ($42,194) in fiscal 2010 to expense of ($103,200) in fiscal 2011.  Interest expense and financing costs in the current and prior year quarter included $12,257 from the amortization of the debt discount on the convertible notes.  Excluding the amortization of the debt discount, interest expense increased from $30,639 in the prior year third quarter to $91,260 in the current year period, due to higher borrowing balances and higher interest rates on those higher debt balances.

No expense or benefit from income taxes was recorded in the three months ended March 31, 2011 and 2010.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net profit of $102,074, or $0.00 per diluted share, for the three months ended March 31, 2011 compared with a net profit of $24,369, or $0.00 per diluted share, for the three months ended March 31, 2010.

Comparison of Nine Months Ended March 31, 2011 to Nine Months Ended March 31, 2010

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

Total:	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Change

Net sales:	$11,906,800	$8,227,519	45%
Gross profit	$4,044,779	$2,809,499	44%
Loss from operations	$(153,394)	$(305,207)	—
Diluted loss per share	$(0.01)	$(0.01)	—

Net Sales by Channel:	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Change

Direct	$6,059,268	$4,151,558	46%
Wholesale	$4,844,642	$3,295,001	47%
Other	$1,002,890	$780,960	28%
Total Net Sales	$11,906,800	$8,227,519	45%

Net sales in the Other channel consists principally of shipping and handling fees derived from our Direct business.

Gross Profit by Channel:	Nine Months Ended March 31, 2011	Margin %	Nine Months Ended March 31, 2010	Margin %	Change

Direct	$2,860,959	48%	$1,923,874	46%	49%
Wholesale	$1,099,223	23%	$907,487	28%	21%
Other	$84,597	8%	$(21,862)	(—%)	—
Total Gross Profit	$4,044,779	34%	$2,809,499	34%	44%

Net sales for the nine months ended March 31, 2011 increased from the comparable prior year period by $3,679,281, or 45%.  The sales increase was primarily the result of higher sales through the Direct channel, which resulted from the merger with WMI during the third quarter, and, to a lesser extent, higher sales through the Wholesale channel.  Sales through the Direct category (which includes product sales through our three e-commerce sites and our single retail store) increased from $4,151,558 in the first nine months of fiscal 2010 to $6,059,268 in the first nine months of fiscal 2011, an increase of approximately 46%, or $1,907,710.  As a result of a continued focus on our Wholesale business, sales to wholesale customers during the first nine months of fiscal 2011 increased approximately 47% from the same period in the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business.

Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross margin as a percentage of sales for the nine months ended March 31, 2011 was unchanged from the prior year period at 34%.  This is the result of an increase in the margin on Direct sales (from 46% to 48%) and a decrease in margin on Wholesale sales (from 28% to 23%) during the nine month period.  The increase in the Direct channel margin was due to the inclusion of the WMI sales and gross profit since the date of the acquisition.  The decrease in the Wholesale margin was the result of a change in product mix during the first nine months of fiscal 2011 from the same period in the prior fiscal year. This change in Wholesale product mix occurred in the second and third quarter resulting in higher sales of non-Liberator products during that period.

Total operating expenses for the nine months ended March 31, 2011 were 35% of net sales, or $4,198,173, compared to 38% of net sales, or $3,114,706, for the same period in the prior year.  The increase in operating expenses was primarily the result of the acquisition of WMI on January 27, 2011 and the inclusion of their operating expenses from the date of acquisition through March 31, 2011. Operating expenses for WMI during this period totaled $815,245.  Advertising and promotion expense increased by $89,660, with $302,610 attributable to WMI. Other selling and marketing expense increased by $459,157, with $249,565 of the increase attributable to WMI and the remaining increase being attributable to higher personnel related costs including salaries, commission expense and travel expenses.  General and administrative expense increased by $473,520, with $227,531 being WMI general and administrative expense.  Total legal expense during the nine months ended March 31, 2011, excluding acquisition related legal expense, was $214,703.

Other income (expense) during the first nine months of fiscal 2011 increased slightly from expense of ($341,297) in fiscal 2010 to expense of ($348,558) in fiscal 2011.  Interest expense and financing costs in the current year included $24,514 from the amortization of the debt discount on the convertible notes and $48,000 in interest expense related to the one-time finance charge on the credit card advance. Expenses related to merger ($52,500) in the current year consist of the fair market value of the 350,000 shares issued to Belmont Partners, LLC in connection with a Settlement Agreement and General Release we entered into on October 13, 2010. Expenses related to merger in the prior year consist of the $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital, Inc., a shareholder of the Company.

No expense or benefit from income taxes was recorded in the nine months ended March 31, 2011 and 2010.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $501,959, or ($0.01) per diluted share, for the nine months ended March 31, 2011 compared with a net loss of $646,504, or ($0.01) per diluted share, for the nine months ended March 31, 2010.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash flow data:
Cash used in operating activities	$(287,066)	$(1,398,406)
Cash used in investing activities	(51,455)	(155,932)
Cash provided by financing activities	463,774	49,813

 As of March 31, 2011, our cash and cash equivalents totaled $615,489, compared to $311,108 in cash and cash equivalents as of March 31, 2010.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash used in operating activities was $287,066 and $1,398,406 in the nine months ended March 31, 2011 and 2010, respectively.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2011 of $51,455 was attributable to capital expenditures of $80,455 for the purchase of production equipment, leasehold improvements and computer equipment, less the net cash investment of $29,000 in Web Merchants, Inc.

     Cash used in investing activities in the nine months ended March 31, 2010 of $155,932 was primarily attributable to the purchase of  production equipment, computer equipment and capitalized software development costs.

Financing Activities

Cash provided by financing activities in the nine months ended March 31, 2011 of $463,774 was primarily attributable to borrowings from unsecured notes payable, proceeds from the credit card advance, and net borrowings under our line of credit, partially offset by the repayment of the notes and lease payable and the credit card advance.

Cash provided financing activities in the nine months ended March 31, 2010 of $49,813 was primarily attributable to the sale of common stock and borrowings under the line of credit, partially offset by the repayment of the line of credit and other obligations.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $501,959 for the nine months ended March 31, 2011 and a net loss of $1,033,952 for the year ended June 30, 2010. As of March 31, 2011, we have an accumulated deficit of $6,677,483 and a working capital deficit of $240,391.

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

These actions include exploiting the revenue and cost synergies that are expected to result from the WMI acquisition.  In addition, the Company has an ongoing initiative to increase gross profit margins through improved production controls and reporting. To that end, the Company implemented a new Enterprise Resource Planning (ERP) software system during the first quarter of fiscal 2010. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels. Furthermore, our plan of operation during the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic growth plans we have identified will require approximately $1,800,000 of funding. We expect to invest approximately $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $1,800,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

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

PART II.  OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During March 2011, we issued 20,000 shares of restricted common stock to an unrelated Florida company, Liberator Group, Inc. as compensation for the company to change its name from Liberator, Inc.  Costs charged to operations were $5,600, based on the closing price of the common stock on the date of issuance. The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6.  Exhibits

Exh. No.	Description
2.1	Merger and Recapitalization Agreement, between the registrant, the registrant’s majority shareholder, Liberator, Inc., and Liberator, Inc.’s majority shareholder, dated October 19, 2009 (2)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of WES Consulting, Inc. (3)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *

31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *

32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *

32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on October 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on February 23, 2011 and March 3, 2011 as exhibits to our Current Reports on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

May 16, 2011	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 16, 2011	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)