Form 10-K
period 2011-06-30
Liberator, Inc.
filed 2011-10-12
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-53314

Liberator, Inc.
(Exact name of Company as specified in its charter)

Florida	59-3581576
(State of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES     ☒  NO

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on December 31, 2010, the last trading day of the registrant’s most recently completed second fiscal quarter, was $1,256,807.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on September 30, 2011 was 91,947,047.

Liberator, Inc.
Annual Report on Form 10-K
Year Ended June 30, 2011

i

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) for Liberator, Inc. (“Liberator” the “Company””we” “our” or “us”) may contain forward-looking statements, which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects," "anticipates," "intends," "plan," "believes," "predicts", "estimates" or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning the Company, the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	competition from other sexual wellness retailers and adult-oriented websites;

•	our ability to extend, renew or refinance our existing debt;

•	our ability to generate significant sales revenue from magazine, internet and radio advertising;

•	our plan to make continued investments in advertising and marketing;

•	our ability to maintain our brands;

•	unfavorable economic and market conditions and the impact on our leveraged financial position;

•	our reliance on credit cards as a form of payment;

•	our ability to keep up with new technologies and remain competitive;

•	our ability to continue as a going concern;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	security breaches may cause harm to our systems;

•	supply interruptions from raw material vendors:

•	our ability to improve manufacturing efficiency at our production facility;

•	trends in raw material costs and other costs both in the industry and specific to the Company;

•	our ability to enforce and protect our intellectual property rights;

•	we may be subject to claims that we have violated the intellectual property rights of others;

•	the loss of our main data center or other parts of our infrastructure;

•	systems failures and interruptions in our ability to provide access to our websites and content;

•	companies providing products and services on which we rely may refuse to do business with us;

•	changes in government laws affecting our business;

•	we may not be successful in integrating any acquisitions we make;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	restrictions to access on the internet affecting traffic to our websites;

•	risks associated with currency fluctuations;

•	anticipated worsening US deficit and a rise in inflation in coming years that would put further stress on consumer spending;

•	management’s goals and plans for future operations;

•	risks associated with litigation and legal proceedings; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I.
  ITEM 1.        Business

Our Business

We are a vertically integrated manufacturer that designs, develops and markets products and accessories that enhance intimacy. Liberator is also a nationally recognized brand trademark, brand category and a patented line of products commonly referred to as sexual positioning shapes and sex furniture. We are an integrated multi-channel, multi-brand direct-to-consumer retailer, distributor and wholesaler that also operate the Liberator brand website. We conduct our manufacturing, distribution and all administrative functions from a 140,000 square foot facility in Atlanta, Georgia.

We believe our Liberator customer base consists primarily of affluent, college educated couples that buy Liberator to enhance bedroom play and/or to improve sexual performance which may be inhibited by age and/or physical limitations.

The Company conducts direct to consumer business through its owned and managed website URL’s www.liberator.com and www.edenfantasys.com and the Liberator exhibition and concept store within our factory.

Through our wholly-owned subsidiary, OneUp Innovations Inc. (“OneUp”), we conduct wholesale business for Liberator products through five primary channels: (1) adult and female friendly retailers and specialty boutiques, (2) e-tailers who sell our products through adult, mass market, drug and other sites offering sexual wellness products, (3) adult “toy” home party businesses, (4) mail order catalogers, and (5) distributors of adult / sexual wellness products. These wholesale accounts have approximately 1,000 retail locations and/or websites in the United States and Canada. We have a growing number of retailers who are also adding a dedicated Liberator exhibition concept to their merchandising space. We also sell internationally under exclusive license and manufacturing agreements.

Under OneUp, we also function as an exclusive resale distributor of Tenga and Booty Parlor brands sold through the same wholesale and direct-to-consumer channels as branded Liberator products. For the year ended June 30, 2011, these product lines represented approximately fourteen percent of our consolidated net sales.

In addition, the Company sells a line of contemporary beanbag seating under the Jaxx brand. Jaxx is an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx product line and accessory products are sold through the following four wholesale channels: (1) beanbag e-tailers, (2) mass market and drug, (3) mail order catalogers, and (4) retail furniture stores. The Company also owns and manages a website under the URL www.studiooneup.com for direct to consumer sales. For the year ended June 30, 2011, this product line represented approximately ten percent of our consolidated net sales.

Unless the context requires otherwise, all references in this report to the “Company,” “Liberator,” “we,” “our,” and “us” refers to Liberator, Inc. and its subsidiaries.

Our executive offices are located at 2745 Bankers Industrial Dr., Atlanta, GA 30360; our telephone number is +1-770-246-6400.

Recent Developments – Entry Into a Material Definitive Agreement.

Stock Purchase Agreement

On October 6, 2011, the Company announced the signing of a definitive Stock Purchase Agreement (the “WMI Sale Agreement”) for the sale of our subsidiary, Web Merchants Inc. (“WMI”) to Web Merchants Atlanta, LLC (“WMA”), an entity controlled by the President and former majority shareholder of WMI, Fred Petrenko. Under the WMI Sale Agreement, the Company will receive the 25.4 million shares of Liberator common stock owned by Mr. Petrenko and a cash payment of $700,000 in exchange for the issued and outstanding stock of WMI currently owned by the Company. The Company received $150,000 upon the signing of the WMI Sale Agreement, with the balance due upon the closing of the transaction.

Upon the closing of the transaction, Fred Petrenko will resign as a director and Executive Vice President of the Company, and Rufina Bulatova will resign as Vice President – Online Marketing of the Company.

The above descriptions of the Stock Purchase Agreement are qualified in their entirety by the terms and conditions of the Stock Purchase Agreement, a copy of which is filed as Exhibit 10.26 hereto.

Escrow Agreement

As part of the WMI Sale Agreement, the Company will also enter into an Escrow Agreement with WMA (the “WMA Escrow Agreement”) covering the 25.4 million shares of Liberator common stock that will be transferred as part of the WMI Sale Agreement. Under the WMA Escrow Agreement, the 25.4 million shares of Liberator common stock will be held in escrow until outstanding loans from Advance Financial Corporation and Credit Cash LLC (see Notes to Consolidated Financial Statements – Note K-Line of Credit and Note L-Credit Card Advance) are either satisfied or WMI and Mr. Petrenko have been provided with a written release of any liability as a guarantor. Under the agreement, the Company shall obtain such releases no later than August 1, 2012, at which time the Liberator common stock shall be released to the Company. If by August 1, 2012, the Company has not satisfied the loans from Advance Financial Corporation and Credit Cash LLC and WMI and Mr. Petrenko have not been provided with written releases of liability, then the 25.4 million shares of Liberator common stock will be delivered from escrow to WMA who may use them to satisfy such loans. The above descriptions of the WMA Escrow Agreement are qualified in their entirety by the terms and conditions of the Escrow Agreement, a copy of which is filed as Exhibit 10.27 hereto.

Lease Agreement

The Company also entered into a month-to-month Lease Agreement whereby WMI will rent space in the Company’s facility for $12,000 per month. This Lease Agreement may be terminated by either party upon 30 days written notice. The above descriptions of the Lease Agreement are qualified in their entirety by the terms and conditions of the Lease Agreement, a copy of which is filed as Exhibit 10.28 hereto.

The transaction is expected to close no later than October 21, 2011 and will be effective October 1, 2011, the first day of the Company’s second fiscal quarter.

Corporate History

Liberator, Inc. (the “Company”), located in Atlanta, Georgia, was incorporated in the State of Florida on February 25, 1999, under the name of WES Consulting, Inc. to provide consulting and commercial property management services. On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc. (f/k/a Remark Enterprises Inc.), a Nevada corporation (“Old Liberator”).  Pursuant to the Merger Agreement, Old Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”). References to the “Company” in this Annual Report includes the Company and its wholly owned subsidiaries, Web Merchants, Inc, OneUp Innovations, Inc. and Foam Labs, Inc.

As a result of the Merger, each issued and outstanding share of the common stock of Old Liberator (the “Old Liberator Common Shares”) were converted into one share of the Company’s common stock, $0.01 par value, which, after giving effect to the Merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the Company (the “Liberator Common Stock”).  Pursuant to the Merger Agreement, each issued and outstanding share of preferred stock of Old Liberator (the “Liberator Preferred Shares”) was to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Merger Agreement (the “Liberator Preferred Stock”).  On the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock. On February 11, 2011 the Company filed an amendment to its Articles of Incorporation authorizing the issuance of the Liberator Preferred Stock, and at that time the Liberator Preferred Stock was exchanged pursuant to the terms of the Merger Agreement.  As of the execution date of the Merger Agreement, Old Liberator owned 80.7% of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the Merger, the shares of Liberator Common Stock owned by Old Liberator prior to the Merger were cancelled.

On January 27, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants, Inc., a Delaware corporation (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders.  Dmitrii Spetetchii also received $100,000 in cash, which represented $79,000 for the repayment of a loan he made to WMI and $21,000 in consideration for him signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI will continue to operate as a wholly owned subsidiary of the Company.

On February 28, 2011, the Company name was changed from WES Consulting, Inc. to Liberator, Inc.

Liberator, Inc. (formerly known as Remark Enterprises, Inc), a Nevada Corporation (“Old Liberator”)

Old Liberator, Inc. was incorporated in the State of Nevada on October 31, 2007 under the name “Remark Enterprises Inc.”  Since inception, Old Liberator was engaged in organizational efforts and obtaining initial financing. Old Liberator was formed as a vehicle to pursue a business combination. On March 11, 2009, Old Liberator formed OneUp Acquisition, Inc., a Georgia corporation as a wholly owned subsidiary (the “Subsidiary”).  On April 3, 2009, Old Liberator entered into a Stock Purchase and Recapitalization Agreement with OneUp Innovations, Inc., a privately held Georgia corporation (“OneUp”), and the Subsidiary.  On June 26, 2009, Old Liberator consummated the transactions contemplated by the agreement, as amended.  Pursuant to the agreement, the Subsidiary and OneUp merged, and all of the issued and outstanding common stock of OneUp was exchanged for an aggregate of 45,000,000 shares of Old Liberator’s common stock (90% of the total issued and outstanding shares of common stock of Old Liberator).  In addition, all of the issued and outstanding shares of preferred stock of OneUp was exchanged for 4,300,000 shares of preferred stock of Old Liberator.  After the merger, OneUp became Old Liberator’s wholly owned subsidiary, and Old Liberator’s business operations were conducted through OneUp.  On July 2, 2009, Remark Enterprises, Inc. changed its name to “Liberator, Inc.”

OneUp Innovations, Inc.

Founded in Atlanta, Georgia in 2000, OneUp is a provider of goods to customers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life.

Under OneUp Innovations, Liberator is a growing consumer brand that enhances intimacy by inspiring romantic imagination. Established with this conviction, Liberator Bedroom Adventure Gear® empowers exploration, fantasy and the communication of desire, no matter the person’s shape, size and orientation. Liberator may also be assistive to individuals who might have intimacy limitations due to age, weight, back problems and a myriad of other physical disorders. Products include the original Liberator shapes, sex furniture and accessory products. The company is also a wholesaler and distributor of other sexual wellness products from other manufacturers including vibrators, pleasure objects and related products.

As a brand, Liberator Bedroom Adventure Gear exists in a space where the act of love meets art and invention. Not prurient enough to be an “adult” product, yet too sexy to be considered mainstream, we created a retail category and brand called “Liberator” that defines ourselves in a marketplace that is rapidly gaining in popularity and acceptance.

Since we shipped our first product in 2002, OneUp has evolved into a community of approximately 120 people that create, develop, manufacture, market and promote Liberator products that allow couples to have a fuller sexual experience for themselves and each other.

OneUp is primarily focused on building, developing and marketing its Liberator brand of Bedroom Adventure Gear products. Since inception, we have spent just under nine million dollars building awareness of the brand, primarily through magazine advertisements. We now intend to broaden our marketing reach by expanding our advertising to radio, internet and TV.

OneUp currently occupies 140,000 square feet in a vertically integrated manufacturing facility on eight acres in a suburb of Atlanta, Georgia. Our products are sold directly to consumers and through approximately one thousand domestic resellers and six international resellers, 1,400 internet marketing affiliates, and several dozen independent sales consultants within the United States. Other than the six international resellers, none of our customers are subject to a written agreement or are required to purchase or sell a specific amount of our products. Marketing affiliates are companies that operate websites that market our products on their websites. These marketing affiliates direct visitor traffic to our websites by using our technology to place banners or links on their websites to our website.

Web Merchants, Inc.

In January, 2011, the Company acquired Web Merchants Inc. (“WMI”) for $100,000 and the issuance of 28,524,400 shares of common stock. WMI was incorporated in Delaware on July 12, 2002 and is an online retailer offering a full range of products for the sexual wellness market. WMI sells its products through an internet website located at www.EdenFantasys.com. Sales are generated through organic search, social communities, over 1,000 marketing affiliates, and internet advertising which funnel traffic to the EdenFantasys.com website.

From the acquisition date through June 30, 2011, WMI had net sales of $4.5 million and net income of approximately $76,000.

See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI.

Industry Background

The Company participates in the rapidly growing worldwide market of sexual wellness. What was once called Family Planning has evolved over the last decade into a new category called Sexual Wellness, a growing worldwide movement toward sexual health. Many of the major health and wellness retailers, pharmacies and on-line retailers have started embracing this movement, especially over the last two to three years. A Google search of the term ‘Sexual Wellness” returns over 9 million entries, with the first three entries in organic search being Amazon.com, Walgreens.com, and Overstock.com.

Major consumer brands are rapidly entering the Sexual Wellness market, with either new products or repackaged existing products. Such brands include:

•
K-Y® : the personal lubricant first introduced in 1917, now offers 10 products including products marketed as climax enhancers, for massage and foreplay, lubricants with sensation and vaginal moisturizers.

•
Trojan Condoms®, the leading condom in North America, now offers a line of eight vibrators and vibrating products. A recent quote from the Trojan Condom website - “vibrators are increasingly becoming as common in Americans’ bedrooms as coffee makers are in their kitchens.”

•	Durex Condoms® (a division of £8.4 billion UK-based Reckitt Benckiser) now offers a selection of vibrating products in addition to condoms.

We believe that the category of Sexual Wellness is in the early stages of consumer awareness and that it will continue to grow and gain consumer acceptance to become a major trend in society.

Core Business Strengths

We believe we have the following core business strengths that we can leverage to implement our strategy:

Design Vision

Our in-house design group continues to reinforce our constantly evolving brand image. Our products are designed to reflect utility and sensuality as well as be room décor that incorporates high quality fabrics and construction with comfort and performance in the bedroom. Evolving from our iconic Liberator shapes, we combined form with function to launch contemporary furniture and accessories for sex play, as well as products for mainstream and mass market retailers which embrace the sexual wellness category of products.

Advertising and Branding

The Liberator.com website is the primary branding and advertising vehicle for the Liberator brand. We believe our website reinforces the Liberator mission and brand image while driving sales to all of our wholesale channels. We also believe we have distinguished ourselves from other web e-tailers in the adult and sexual wellness space by using edgy photography, instructional videos and exceptional art direction combined with an entertainment bent.Liberator attracts customers to its website and other retailers and e-tailers through internally developed print ads, and radio and television advertising during holiday periods. These provocative advertising campaigns communicate a distinctive image that differentiates us and creates a connection and following with our customers. Since inception, over $8.7 million has been spent building brand awareness. We have also aligned the brand with the entertainment industry appearing in Meet the Fockers, Burn after Reading and numerous TV and media events.

Diverse Mainstream Appeal

The Liberator brand is marketed and distributed through diverse wholesale mass market channels, specialty retailers and web stores. We estimate that approximately 50% of our purchases are made jointly by couples, varying in ages from 30 to 55 years old, who view sexual expression and experimentation as essential to a well-lived life. Liberator, as a company, also understands and supports sexuality as a potentially positive force in everyone’s life, and celebrates sexual diversity, differing desires, relationships structures, and individual choices based on consent. We offer our customers a broad range of Liberator styles and designs. By offering such a broad range of products, including higher priced luxury items, we believe it elevates the perception of the brand while providing more accessible price points for every customer and budget.

Flexible and Vertically Integrated Model

Our vertically integrated business model, with manufacturing, distribution, product development and marketing in-house, allows us to create new products with reduced lead times at a lower cost while enabling us to quickly respond to market and customer demands for new product releases. For our wholesale accounts, being able to fulfill large orders with shorter turnaround times allows us to capture business during December and February when wholesale customers make just-in-time holiday purchases.

American Manufacturing and Sourcing

We implemented a state-of-the-art conveyor-based sewing system to manufacture sewn products at the lowest possible cost in the United States. Because all cutting, sewing, foam contouring, assembly and packaging are performed in-house, we believe we can exercise greater control over product quality and respond faster to changing customer demands, which gives us a competitive advantage over companies that utilize out-sourced sewing services. Liberator can source raw materials from multiple domestic suppliers and we have supply contracts in place to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries.

Management Information Systems

Our Enterprise Resource Planning software is designed specifically for the sewn products industry to provide comprehensive inventory, order processing, production planning, accounting and management information for the marketing, manufacturing, finance and distribution functions of our business. Item level replenishment and real time inventory is directly linked to our website feeds and online wholesale order portals. We continue to expand and upgrade our information systems, networks and infrastructure to support recent and future growth. To support our internal information technology infrastructure, we have agreements with third party providers for hosting services and administration support.

During fiscal 2009, we implemented an enterprise level e-commerce platform and have made continued improvements and upgrades since then. We have agreements with our e-commerce and network providers to manage our data center with 24/7 response time and uptime guarantees.

Business Strategy

As one of the few recognized brands in the sexual wellness market, our goals are to achieve long-term growth and profitability and diversify our sales base. We plan to achieve these goals using the following strategies:

•
Manufacturing. To improve our business results, we constantly look for ways to reduce the impact of rising raw material costs by improving the productivity of our manufacturing processes. We recently implemented modest price increases for certain products, but are unable to predict if we will be able to successfully pass on recent raw material cost increases to our wholesale and retail customers.

•
Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expands our offering to distributors, retailers and e-tailers across every channel of adult, mass market drug and specialty accounts. For wholesalers thinking about adding sexual wellness products to their retail or online store, Liberator is typically one of the first “safer” products presented as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for sexual wellness products grows, our sales staff is training and educating new resellers on how to get started in this space. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers particular demographic. For e-tailers, we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, typically the same day the order is received. The distribution of other brands like Tenga and Booty Parlor further extends the reach of Liberator products beyond our core channels.

•
Product Development. This past year we strategically expanded our Liberator offering by introducing several product line extensions, including Liberator Décor Series (shapes that coordinate with bedding), Liberator Contemporary Chaise and Massage Bench, Liberator Sex Toy Mounts and the Liberator Collection featuring exclusive, limited-edition accessories with artisan level details. We also introduced the Liberator “Jaz series”, an offering of smaller-sized shapes designed for easier retail display at lower price points.

We are designing products for both form and function, crafting them with quality materials that define a new class of products that we call “Erotic Luxury”. We have developed a product growth strategy to capitalize on our strengths and core competencies of manufacturing and marketing. As a vertically integrated company, we plan to continue the development of new products in-house. This results in lower development costs and quicker sales execution to our established adult and sexual wellness channels, where the Liberator brand is often asked for by name. We also feel the Liberator brand name can be extended to a variety of other products including vibrators, pleasure objects and consumables like massage oils and lubricants.

Our customers are our source of inspiration for product development and they are sophisticated, creative and independent-minded when it comes to trying and buying new Liberator products. Our ability to grow the Liberator brand and develop new growth opportunities depends in part on our ability to appropriately identify and execute our strategies and initiatives. Implementation of these plans may be delayed or may not be successful for a variety of reasons.

•
Liberator Concept Store. Our 2,500 square foot Liberator exhibition store is the retail extension of our Liberator.com website. Located at our Atlanta factory, it is a gallery-like setting for sensual and erotic discovery, offering a presentation of products that celebrate intimacy and romantic imagination.

In our opinion, Liberator and luxury pleasure objects are meant to go together. Our concept store is a destination where customers can learn about, touch and purchase the Liberator products they have only been able to see online. In addition to Liberator branded shapes, furniture and accessories, the store features a range of better brands from around the globe including: designer sex toys, lounge-wear and lingerie collections, masks, cuffs and intimate accessories, erotic décor homewares, and bath and body essentials. Also included are limited addition hand-made items in glass, leather, latex and a collection of romantic gifts.

We are dedicated to bringing our customers a compelling in-store experience through knowledgeable associates, interactive media displays and a high level of service, quality and innovation. The store also serves as a laboratory to listen and observe consumer reaction to new products and evaluate price points and merchandising techniques.Our concept store has demonstrated the power of the Liberator brand as customers, both singles and couples want to feel and experience our products and, although we are located in an industrial park, they are willing to travel to the store, return repeatedly and refer friends. We believe that a Liberator branded retail concept is ready to be expanded beyond our single location to large metropolitan areas, providing an upscale experience in-sync with the overall mainstreaming of sexual wellness.

•
Jaxx and Contract Manufacturing. The Jaxx beanbag product line was originally started in 2007 with the idea that we could create higher value from using our polyurethane foam trim as beanbag fill verses recycling this material as carpet pad regrind. Since then, the Jaxx product line has developed into a wide variety of styles, sizes and fabric choices including those designed for children. Our wholesale and mass market distribution channels are established mostly as drop-ship accounts and are seasonally busy during November and December. Further growth is expected to come from Jaxx as we expand sales into retail stores. We also expect to develop higher priced modern design seating and private labeled products, and offer contract production services around our core competency in manufacturing.

The beanbag retail business is highly competitive. We believe we can compete effectively on the basis of product quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as the multiple sale channels customers prefer to buy in. However, our plans to expand this product offering and sales channels may not be successful and implementation may hamper our operational and managerial resources.

Products and Services

Liberator Products

We developed a product category which we call “Liberator Bedroom Adventure Gear”. They are positioning props that elevate, rock and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting.

Liberator Shapes are manufactured in a variety of heights and widths to accommodate variations in the human body. They consist of differently shaped cushions and props that are available in an assortment of fabric colors and prints to add to the visual excitement. Each of the product profiles of the Liberator Shapes is unique, designed to introduce positions to the sexual experience that were previously difficult to achieve or impossible to achieve with standard pillows or cushions. Liberator Gear is manufactured from structured polyurethane foam, cut at various angles, platforms and profiles. The foam base is encased in a tight, fluid resistant polyester shell, helping the cushions to maintain their shape.  The original offering of the Liberator Wedge and Ramp, sold as a set, are our best-selling items. All of the Liberator Shapes are also available in our Black Label Series which includes blindfolds and snap-on Velcro cuffs.

We have also developed larger profile designs that are commonly referred to as “sex furniture”. Three of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse®, Esse Stage, and the Equus®. Other larger designs include products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold under our Zeppelin® product offering. The Liberator larger profile designs can also be used as seating when not being used for relaxed interaction and creative sex.

The products sold under the Liberator line provided 33.1% and 59.1% of our revenues for our fiscal years ended June 30, 2011 and 2010, respectively.  The decrease from 2010 to 2011, as a percentage of total revenue, is primarily due to the inclusion of the WMI revenues since the acquisition date and, to a lesser extent, lower sales of the products.

Studio OneUp Products

In addition to the Liberator product line, we also produce a line of casual foam-based furniture sold under the “Jaxx” brand. These products are primarily offered directly to consumers through our Studio OneUp web site and to e-Merchants under drop-ship arrangements where we ship directly to customers and to other resellers.  Our Studio OneUp products provided 9.3% and17.2% of our revenues for our fiscal years ended June 30, 2011and 2010, respectively.

Resale Products including Web Merchants, Inc.

Beginning in 2006, we began importing high-quality pleasure objects and erotica from around the world. With the acquisition of WMI in January, 2011, we significantly expanded the range of sexual wellness products offered. These resale products provided 48.5% and 17.1% of our revenues for our fiscal years ended June 30, 2011 and 2010, respectively. The primary reason for the significant increase from 2010 to 2011 is the inclusion of WMI revenues from the acquisition date and, to a lesser extent, an increase in sales of the Tenga products.

See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI.

Miscellaneous Products and Contract Manufacturing

We also manufacture couture lingerie, latex garments, fetish wear, and a line of boudoir bedding items that are sold under the Fascinator ™ line.  The Fascinator line provided an immaterial portion of our revenues during the last 3 fiscal years. Beginning in early fiscal 2007, we began providing contract manufacturing services to companies seeking private label specialty products made from fabric and foam. These products are typically designed by the client companies and manufactured to their specifications and, to date, have not been a material part of our business.

Competition

Competition among retailers of adult products and web based marketers is high. We too compete with retail, catalog, and internet businesses and now mass and drug retailers that sell sexual wellness products including vibrators, pleasure objects, accessories and similar merchandise. We believe we are able to compete favorably as our Liberator products are unique, are couple-centric, and are assistive devices for couples with sexual limitations.

We believe that our primary competitive advantage is consumer recognition of our brand. Since we sell through multiple sales channels, we provide consumers with the ability to shop for intimacy products in an environment or website that they are most comfortable in. In fact, many e-tailer websites refer to Liberator as a product category and not as a discrete product. We also believe that we differentiate ourselves from conventional sex toys based on our utility of design and overall customer satisfaction as it relates to enhanced intimacy.

Our range of retail product price points places us in the 50th percentile of the average adult retail pleasure object purchased. We believe our success depends, in large part, on our ability to create and market products that enhance intimacy and provide consumers with on-going value which will lead them to purchase other Liberator styles and designs.

For the Liberator e-commerce website, other competitive factors include the effectiveness of our customer mailing lists, maintaining natural search listing, advertising response rates, website design and functionality. The broad range of designs, color choice, fabrics and essential accessories that we offer helps to differentiate us and allows us to compete favorably against many other adult or sexual wellness websites. Liberator.com also competes against numerous mainstream websites, many of which have a greater volume of web traffic, greater financial strength and marketing resources.

Intellectual Property

The Liberator trademark is registered with the United States Patent and Trademark office and with the registries of many foreign countries. In addition we were issued approximately 20 other product name trademarks and trade names including: “Bedroom Adventure Gear”, “Explore More”, Ramp, Wedge, Stage, Esse, Zeppelin, Hipster, Wing, Equus, and Bonbon. In August 2005, we were issued utility patent number US 6,925,669 “Support Cushion and System of Cushions” Additionally, for Jaxx, a United States Trademark was issued in 2009. We believe our trademarks and patent have significant value and we intend to continue to vigorously protect them against infringement.

Sales and Distribution

Our sales personnel are organized by geographic market and by customer type. In addition, in North America, we have sales personnel who routinely visit sexual wellness retailers to assist in product training, merchandising and stocking of selling areas. Through our in-house wholesale sales organization, we engage retailers directly and then either ship to them on a wholesale basis or provide fulfillment services by drop-shipping directly to their customers.

As is customary in the sexual wellness and casual furniture industry, sales to customers are generally made pursuant to purchase orders, and we do not have long-term or exclusive contracts with any of our retail customers or wholesale distributors. We believe that our continuing relationships with our customers are based upon our ability to provide a wide selection and reliable source of sexual wellness and casual furniture products, combined with our expertise in marketing and new product introduction.

Our ten largest customers (excluding our own e-commerce sites) accounted for approximately 14% of net sales for the year ended June 30, 2011. No single customer accounted for more than 10% of our net sales during that period. However, the loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Marketing

Our marketing strategy is designed to increase brand awareness and drive highly targeted new and repeat customers to our websites, our e-merchants websites and our retail customers’ stores. We use a multi-channel approach which includes search engine marketing, print advertising, email campaigns, and affiliate programs to acquire and retain our customer base.

Online Marketing — We promote our websites via keywords and shopping feeds on internet search engines including but not limited to Google, Bing and Yahoo. Banner advertisements on display networks are also used to drive traffic to our websites. In addition, we operate affiliate programs aimed at creating brand awareness through websites who promote our products.

Email Campaigns — Our weekly email marketing campaigns distribute information on new products, promotional discounts and product information to registered e-commerce customers.

Direct Mail — WMI uses direct mail marketing initiatives which are focused on creating a social community and to further develop their EdenFantasys brand.

Print Advertising — For Liberator and Studio OneUp products, we place advertisements in a broad range of national magazines and consumers are directed to one of our primary e-commerce websites to learn more about our products and place their orders. We intend to expand our advertising efforts beyond magazines to reach broader segments of the population and increase our consumer base. These initiatives may include television and radio advertising.

Manufacturing Facilities

Our 140,000 square foot facility on eight acres is located in metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff.

Our manufacturing operation has CAD controlled fabric cutting and foam contouring equipment and two state-of-the-art conveyor unit production sewing systems. Our in-house manufacturing capabilities have enabled us to achieve greater efficiencies and cost savings, as well as strict control over the entire manufacturing cycle including raw material procurement, finished goods production and logistics optimization. In addition to providing us with greater production flexibility, our in-house manufacturing provides us with the opportunity to improve market response time, reduces the risk of out-of-stock situations, limits finished goods obsolescence and improves overall operating margins.

Technology and Operations

Our websites are supported by a technology infrastructure that is designed to provide a superior customer experience, including speed, ease of use and security. Our technology infrastructure uses highly scalable, fully fault tolerant enterprise-class technology and provides a high-availability system that we believe rival those of larger companies. We maintain strategic partnerships with vendors to ensure that we can rapidly deploy new products and information technology solutions that we believe are key to our success.

We follow rigorous industry standards to protect our internal operations and the personal information we collect from our customers. We do not sell or disclose the personal information of our customers. We continue to maintain and upgrade our technology framework that can support high levels of security while meeting the compliance requirements of Payment Card Industry (“PCI”) security standards. We are considered a “sender” under the CAN-SPAM Act and comply with the applicable aspects thereof.

WMI has installed a technologically advanced finished goods inventory control system to track finished goods from receipt through shipment. All WMI items are bar-coded to facilitate electronic tracking, allowing us to tie each stock keeping unit (“SKU”) number back to our inventory control, shipping and sales systems. The WMI inventory control system analyzes and automatically reorders a majority of the products we sell, minimizing out-of-stock situations. We consistently evaluate low volume items in order to minimize losses due to obsolescence as well as to efficiently manage our capital and warehouse space.

See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI.

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

Since September 2008, we have issued six license agreements that cover 11 countries around the world including the UK, Germany, Netherlands, Belgium, France, Italy, Australia / New Zealand, Singapore, Indonesia, and Malaysia (with a combined population greater than 250 million residents.) All territories will have, if not already, a fully functional consumer website, and in some cases, our partners intend to develop Liberator Lovestyle retail stores.

International websites are now offering Liberator products in Singapore, the United Kingdom, the Netherlands, Germany, Belgium, France, and Australia/New Zealand.

These international licensees are expected to eventually be distribution pipelines which will market the Liberator branded products, ranging from consumables and toys to shapes and furniture. Under the licensing agreements, the licensees are encouraged to open all sales channels within their territories including big box retailers, drugstores, and other retail channels. Sales to licensees consist of an initial license fee plus recurring product sales. Product sales and license fees from international licensees was less than 3% of total net sales in fiscal 2009 and less than 1% of total net sales during fiscal 2010 and 2011. The international license agreements, which have a term of three to six years, appoint the companies or individuals as exclusive distributors in their respective territories (with no minimum annual purchase requirements) and require the licensees to spend specific amounts on advertising in their local markets. The international license agreements may be terminated at any time upon the mutual written agreement of the parties, and upon the occurrence of any event of default, as defined in the agreements.

Sales Channels

We conduct our business through two primary sales channels: Direct (consisting of our Internet websites) and Wholesale (consisting of our stocking reseller, drop-ship, contract manufacturing and distributor accounts). The following is a summary of our revenues:

(Dollars in thousands)	Fiscal 2009	Fiscal 2010	Fiscal 2011
Direct	$5,144	$5,355	$9,738
Wholesale	4,022	4,736	6,450
Other	1,095	989	1,136
Total Net Sales	$10,261	$11,080	$17,324

Net sales in the Other channel consists of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2009	Fiscal 2010	Fiscal 2011
Direct sales channel net sales	$5,144	$5,355	$9,738
Direct net sales as a percentage of total revenues	50.1%	48.3%	56.2%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2009	Fiscal 2010	Fiscal 2011
Wholesale sales channel net sales	$4,022	$4,736	$6,450
Wholesale net sales as a percentage of total revenues	39.2%	42.7%	37.2%

As of June 30, 2011, the Company has approximately 650 active wholesale accounts, most of which are located in the United States.

Internet Websites

Since 2002, our Liberator website located at www.Liberator.com has allowed our customers to purchase our Liberator merchandise over the Internet.  We design and operate our websites using an in-house technical and creative staff.

Our www.Liberator.com website is intended to be an entertainment and educational venue where consumers can watch product demonstration videos, videos on sexual wellness topics and humorous videos on the many facets of human sexuality. EdenFantasys.com is the only adult website that leverages community to provide a unique shopping experience in the sexual wellness sector.  We believe that peer-to-peer customer introduction to the adult products leads to higher conversions, deeper satisfaction with the purchase and therefore increased repeat business. The product offering on EdenFantasys.com is over 10,000 SKUs that feature 42,000 peer reviews, 1,500 videos, and over 2,000 educational articles contributed by 35,000 active community members.  See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI.

Government Regulation

We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations that regulate the promotion and sale of merchandise and the operation of warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Seasonality

Our business is seasonal and, as a result, revenues will vary from quarter to quarter. During the past three years, we have realized an average of approximately 28% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 28% of our revenues in the third quarter, which includes Valentine’s Day.

Geographic Information

During our last two years, substantially all of our revenue was generated within North America, and all of our long-lived assets are located within the United States.

Employees and Labor Relations

As of September 25, 2011, we had 119 employees.  Additional staffing is typically required for peak holiday periods through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, http://www.liberator.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.  Information on this website is not a part of this Report.

ITEM 2.	Properties

We are headquartered in Atlanta, Georgia. Our mailing address is 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, administrative offices and a 2,500 square foot factory concept store. The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The lease for this facility expires on December 31, 2015.

We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI and other actions, including the signing of a month-to-month lease agreement with WMI.

ITEM 3.	Legal Proceedings

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, except that on September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, under the caption Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman, Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia.  The plaintiff seeks repayment of a shareholder loan in the amount of $29,948 and unspecified amounts of compensatory, punitive, and statutorily trebled damages. The plaintiff alleges breach of fiduciary duty, breach of contract, fraud, and violation of the Georgia Securities Act, among other claims.  The Company intends to vigorously contest the case and filed a motion to dismiss the lawsuit on October 15, 2010. The motion was converted to a motion for summary judgment, and the Court held a hearing on that motion on April 12, 2011. The Court has not ruled on the motion for summary judgment and stayed discovery until a ruling is issued.  Although we believe that we have meritorious defenses to Mr. Cohen’s claims, this matter is still at a preliminary stage, and we are not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, other than the amount of the shareholder loan, we have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCQB”) under the symbol “LUVU.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 4/1/11 to 6/30/11	0.21	0.15
Third Quarter: 1/1/11 to 3/31/11	0.28	0.05
Second Quarter: 10/1/10 to 12/31/10	0.15	0.05
First Quarter: 7/1/10 to 9/30/10	0.28	0.15

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 4/1/10 to 6/30/10	0.34	0.25
Third Quarter: 1/1/10 to 3/31/10	*	*
Second Quarter: 10/1/09 to 12/31/09	*	*
First Quarter: 7/1/09 to 9/30/09	*	*

* Our common stock commenced trading on the OTCBB in May 3, 2010.

Holders

As of October 7, 2011, we had approximately 87 stockholders of record of our common stock.

Transfer Agent

The transfer agent and registrar for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, OR 97214.

Dividend Policy

We have not paid dividends.  We plan to retain all earnings generated by our operations, if any, for use in our business. We do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, and when not restricted, will be determined by our board of directors in light of our earnings, financial condition, capital requirements, and other factors. Additionally, under the terms of our credit facility, we are precluded from paying a dividend and we may in the future issue preferred stock and/or other securities that provides for preferences over holders of common stock in the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2011.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining, available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,692,498	$.194	3,307,502	(2)
Equity compensation plans not approved by security holders (3)	438,456	.228	-0-

Total	2,130,954	$.201	3,307,502

(1)	Includes option awards outstanding under our 2009 Stock Option Plan.
(2)	Includes shares remaining available for future issuance under our 2009 Stock Option Plan.
(3)	Non-qualified stock option issued to the Company’s Chief Financial Officer, Ronald Scott.

Recent Sales of Unregistered Securities

None.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2011 and 2010 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI.

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

Revenue Recognition

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

Allowance for Doubtful Accounts

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

Inventories

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2011, we carried a valuation allowance of $2 million against our net deferred tax assets.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

In fiscal year 2011, we did not generate positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

New Accounting Pronouncements

Please refer to Note C, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our financial statements included in this report for a discussion on the impact of the adoption of new accounting pronouncements.

Results of Operations

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

	Year Ended June 30, 2011	Year Ended June 30, 2010	% Change
Total Company:
Net sales	$17,323,689	$11,079,760	56%
Gross profit	$5,708,722	$3,680,399	55%
Loss from operations	$(304,318)	$(624,258)	—
Diluted (loss) per share	$(0.01)	$(0.02)	—

	Year Ended June 30, 2011	Year Ended June 30, 2010	% Change
Net Sales by Channel:
Direct	$9,737,660	$5,354,622	82%
Wholesale	$6,449,701	$4,735,789	36%
Other	$1,136,328	$989,349	15%
Total Net Sales	$17,323,689	$11,079,760	56%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2011%		June 30, 2010%		Change
Gross Profit by Channel:
Direct	$5,173,444	53%	$2,601,700	49%	99%
Wholesale	$1,440,421	22%	$1,177,732	25%	22%
Other	$(905,143)	(80)%	$(99,033)	(10)%	(814)%
Total Gross Profit	$5,708,722	33%	$3,680,399	33%	55%

Fiscal Year ended June 30, 2011 Compared to the Fiscal Year Ended June 30, 2010

Net sales for the twelve months ended June 30, 2011 increased from the comparable prior year period by $6.2 million, or 56%.  The increase in total net sales was substantially due to an increase in sales through the Direct channel which resulted from the inclusion of WMI revenues from January 27, 2011 (the “Acquisition Date”) and, to a lesser extent, higher sales of Tenga products through the Wholesale channel.  The Direct sales channel, which consists of consumer sales through our three websites and, to a lesser extent, our single retail store, increased from approximately $5.4 million in the twelve months ended June 30, 2010 to approximately $9.7 million in the twelve months ended June 30, 2011, an increase of approximately 82%.  As previously discussed, this increase resulted primarily from the inclusion of WMI revenues from the Acquisition Date and was partially offset by slightly lower aggregate sales through the OneUp Innovations websites.  As a result of an ongoing focus on our Wholesale business, sales to wholesale customers increased approximately 36% from the prior year to approximately $6.4 million. The Wholesale sales channel includes products sold under exclusive distribution agreements (like the Tenga product line), Liberator products sold to distributors and retailers, and private label items sold to other resellers. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Other sales channel increased 15% to $1.1 million in the twelve months ended June 30, 2011.  The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The percentage increase in the Other sales channel was significantly less than the percentage increase in the Direct sales channel for the year ended June 30, 2011, because the majority of the WMI shipments are sold with free shipping and handling.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2011 was unchanged from the prior year at 33%.   During the year ended June 30, 2011, the gross profit on sales through the Direct sales channel increased to 53% from 49% in the prior year.  This increase is primarily due to the inclusion of the higher margin WMI sales from the Acquisition Date.  The gross profit from the Wholesale sales channel during the year ended June 30, 2011 decreased to 22% from 25% in the prior year. This decrease during fiscal 2011was due to a change in product mix to a greater percentage of non-Liberator products sold during the year.  The gross profit from the Other sales channel decreased to a negative $905,143 during the year ended June 30, 2011 from the prior year due to the inclusion of the WMI results from the Acquisition Date and the fact that most of their shipments are sent with “free” or significantly reduced shipping and handling.  Because product gross profit margins for all products in a given distribution channel are comparable, we analyze and manage our business based on changes in distribution channels and not by product mix.

Total operating expenses for the year ended June 30, 2011 were 35% of net sales, or $6,013,040, compared to 39% of sales, or $4,304,656, for the year ended June 30, 2010. Operating expenses increased 40% from fiscal 2010 to fiscal 2011 and was primarily the result of the inclusion of the WMI operating expenses from the Acquisition Date through June 30, 2011.  Total operating expenses for WMI during the period totaled $1,736,491.  Advertising and promotion expense increased by $321,614 to $1,003,946 during the year ended June 30, 2011, with $611,193 attributable to WMI.  Other selling and marketing expense increased by $797,581, with $603,485 attributable to WMI and the remaining increase being attributable to higher personnel related costs including salaries, commission expense and travel expense.  General and administrative expense increased by $510,978, with $501,040 being WMI general and administrative expense. Total legal expense during the year ended June 30, 2011, excluding acquisition related legal expense, was $258,689.

Other income (expense) increased from expense of ($409,695) in fiscal 2010 to expense of ($496,934) in fiscal 2011.  Interest expense and financing costs in the current year included $49,028 from the amortization of the debt discount on the convertible notes, additional interest expense on higher debt balances, and $96,000 relating to the up-front finance charges on the two credit card advances. Expenses related to merger ($52,500) in the current year consist of the fair market value of the 350,000 shares issued to Belmont Partners, LLC in connection with a Settlement Agreement and General Release we entered into on October 13, 2010.  Expenses related to merger in the prior year consists of $192,167 for the discounted face value of the $250,000 convertible note payable to Hope Capital, Inc., a shareholder of the Company.

No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2011 or 2010. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss of $801,252, or ($0.01) per diluted share, for the twelve months ended June 30, 2011 compared with a net loss of $1,033,952, or $(0.02) per diluted share, for the twelve months ended June 30, 2010.

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

Liquidity and Capital Resources

	Year Ended
The following table summarizes our cash flows:	June 30,
	2011	2010
Cash flow data:
Cash used in operating activities	$(564,339)	$(1,661,640)
Cash provided by (used in) investing activities	35,518	(189,178)
Cash provided by financing activities	$654,210	$423,844

As of June 30, 2011, our cash and cash equivalents totaled $514,048, compared to $388,659 in cash and cash equivalents as of June 30, 2010.

Operating Activities

Net cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, expenses related to the merger, and the effect of changes in working capital. Net cash used in operating activities was $564,339 and $1,661,640 in the years ended June 30, 2011 and 2010, respectively.

Investing Activities

Cash provided by investing activities in the year ended June 30, 2011 of $35,518 was attributable to capital expenditures of $94,635 for the purchase of production equipment, leasehold improvements and computer equipment, less the net cash acquired of $130,153 in Web Merchants, Inc.

Cash used in investing activities in the year ended June 30, 2010 of $189,178 was primarily attributable to the purchase of production equipment, computer equipment and capitalized software development costs.

Financing Activities

Cash provided by financing activities in the year ended June 30, 2011 of $654,210 was primarily attributable to borrowings from unsecured notes payable, proceeds from the credit card advances, and net borrowings under our line of credit, partially offset by the repayment of the notes and lease payable and the credit card advances.

Cash provided financing activities in the year ended June 30, 2010 of $423,844 was primarily attributable to the sale of common stock, net borrowings under the line of credit and borrowings from unsecured notes payable, partially offset by the repayment of the line of credit and other obligations.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $801,252 for the year ended June 30, 2011 and a net loss of $1,033,952 for the year ended June 30, 2010. As of June 30, 2011, we have an accumulated deficit of $6,976,783 and a working capital deficit of $984,937.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. To that end, the Company implemented a new Enterprise Resource Planning (ERP) software system during the first quarter of fiscal 2010. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels. Furthermore, our plan of operation during the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational and strategic growth plans we have identified will require approximately $1,800,000 of funding. We expect to invest approximately $1,800,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $1,800,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for fiscal 2012 to be under $75,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures in support of our normal operations and the integration of Web Merchants, Inc., a Delaware corporation that we acquired on January 27, 2011 and expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform, ERP system and computer infrastructure.

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

At June 30, 2011, we had $460,758 outstanding on our line of credit, compared to an outstanding balance of $320,184 at June 30, 2010.

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of June 30, 2011 the lenders Index Rate was 4.75%.)  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, Louis Friedman, and the Company’s Executive Vice President, Fred Petrenko, have personally guaranteed the repayment of the loan obligation. In addition, the loan has a corporate guarantee from the parent, Liberator, Inc., and Web Merchants, Inc.  On June 30, 2011, the balance owed under this line of credit was $460,758.  On June 30, 2011, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

On May 19, 2011, OneUp and Foam Labs entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by March 19, 2012.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.

On November 4, 2010, OneUp and Foam Labs entered into a receivable advance agreement with Credit Cash, whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by May 4, 2011.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $3,446 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  On May 5, 2011 this advance was repaid.

On May 17, 2010, OneUp and Foam Labs entered into a financing agreement with an “asset-based” lender, Summit Financial Resources LLC, for the purpose of improving working capital.  The agreement provided for up to $600,000 and was secured primarily by accounts receivable, inventory, equipment, and all general intangibles. Under the financing agreement, the lender agreed to make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 80% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $200,000, not to exceed 50% of the aggregate amount of outstanding Accounts on which an Advance has been made.  The inventory component of the financing agreement is available to the Company, at the discretion of the lender and based upon Acceptable Inventory, from October 1 through November 30 of each year.  The term of the agreement was one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. Advances under the agreement bear interest at a rate of 2% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and the inventory portion of the borrowings. The prime rate (3.25% as of June 30, 2010) adjusts with changes to the rate. In addition there are collateral management fees of 0.4% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.9% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provided that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours.  The financing agreement was personally guaranteed by the Company’s CEO and majority shareholder, Louis Friedman and by the Company.  The balance owed under this line of credit was repaid on May 27, 2011.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2011 are detailed in section entitled “Contractual Obligations.”

Inflation

During fiscal 2011, we experienced increases in various raw material costs, and increases in costs impacted by increases in fuel prices, such as freight and transportation costs. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2012, although there is no assurance this will occur. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA loss for the years ended June 30, 2011 and 2010:

	Year ended June 30,
	2011	2010
Net loss	$(801,252)	$(1,033,952)

Less interest income	(752)	(4,543)

Plus interest expense	396,158	176,256

Plus income tax expense	-	-

Plus depreciation and amortization expense	246,405	249,380

Plus merger related non-cash expense	52,500	192,167

Plus common stock issued for services	5,600	-

Plus stock-based compensation	18,310	9,955

Plus amortization of debt issuance costs	49,028	45,815

Adjusted EBITDA loss	$(34,003)	$(364,922)

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs, stock-based compensation expense and common stock issued for services. We have excluded the non-operating item, amortization of debt issuance costs, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation and common stock issued for services, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for amortization of debt issuance costs, stock-based compensation expense and common stock issued for services.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liberator, Inc.

We have audited the accompanying consolidated balance sheets of Liberator, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended June 30, 2011.  Liberator, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberator, Inc. as of June 30, 2011 and 2010, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri
September 26, 2011

Liberator, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
Assets:
Current assets:
Cash and cash equivalents	$514,048	$388,659
Accounts receivable, net of allowance for doubtful accounts of $14,055 in 2011 and $14,143 in 2010	761,380	562,872
Inventories, net	2,068,735	908,851
Prepaid expenses	77,728	212,438
Total current assets	3,421,891	2,072,820

Equipment and leasehold improvements, net	981,499	1,075,315
Intangible Assets, net	847,082	–
Goodwill	1,633,592	–
Other Assets	5,341	–
Total assets	$6,889,405	$3,148,135
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,391,339	$1,579,138
Accrued compensation	243,155	284,796
Accrued expenses and interest	187,716	125,869
Line of credit	460,758	320,184
Short-term unsecured notes payable	699,961	362,812
Current portion of lease payable	33,973	77,010
Credit card advance	389,926	–
Total current liabilities	4,406,828	2,749,809
Long-term liabilities:
Note payable – equipment	–	12,136
Leases payable	63,739	140,749
Notes payable – related party	145,948	105,948
Convertible notes payable – shareholder (net)	572,759	523,731
Unsecured lines of credit	71,393	99,664
Deferred rent payable	296,192	331,570
Less: current portion of leases payable	(33,973)	(77,010)
Total long-term liabilities	1,116,058	1,136,788
Total Liabilities	5,522,886	3,886,597
Commitments and contingencies
Stockholders’ equity (deficit):
Series A Convertible Preferred stock, 10,000,000 shares authorized, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of June 30, 2011 and 4,300,000 shares obligated to be issued as of June 30, 2010	430	–
Common stock, $0.01 par value, 175,000,000 shares authorized, 91,947,047 and 63,182,647 shares issued and outstanding in 2011 and 2010, respectively	919,470	631,826
Additional paid-in capital	7,423,401	4,805,243
Retained deficit	(6,976,783)	(6,175,531)
Total stockholders’ equity (deficit)	1,366,518	(738,462)
Total liabilities and stockholders’ equity	$6,889,405	$3,148,135

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended June 30, 2011 and 2010

	2011	2010

Net Sales	$17,323,689	$11,079,760
Cost of goods sold	11,614,967	7,399,361
Gross profit	5,708,722	3,680,399
Operating expenses
Advertising and promotion	1,003,946	682,332
Other selling and marketing	1,981,972	1,184,391
General and administrative	2,699,532	2,188,554
Depreciation	246,405	249,380
Acquisition-related costs	81,185	–
Total operating expenses	6,013,040	4,304,657
Loss from operations	(304,318)	(624,258)

Other Income (Expense):
Debt issuance costs	(49,028)	(45,815)
Interest income	752	4,543
Interest expense and financing costs	(396,158)	(176,256)
Expenses related to merger	(52,500)	(192,167)
Total Other Income (Expense)	(496,934)	(409,695)
Net Loss Before Income taxes	(801,252)	(1,033,952)
Provision for Income Taxes	–	–
Net Loss	$(801,252)	$(1,033,952)
Loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted-average number of common shares outstanding:
Basic	75,396,312	62,103,434
Diluted	75,396,312	62,103,434

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
From July 1, 2009 to June 30, 2011

							Total
	Series A Preferred				Additional		Stockholders’
	Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	$	Shares	$	Capital	Deficit	(Deficit)

Balance, July 1, 2009	4,300,000	$430	60,932,981	$609,330	$4,515,854	$(5,141,579)	$(15,965)

Obligation to issue preferred stock	(4,300,000)	(430)			430	-
Recapitalization in connection with merger with Old Liberator, Inc.	-	-	983,000	9,830	(9,830)	-	-
Common stock issued in private placement, net of $48,500 in issuance costs, fees and expenses	-	-	1,000,000	10,000	241,500	-	251,500
Shares issued for services in connection with the private placement	-	-	100,000	1,000	(1,000)	-	-
Common stock issued in private placement	-	-	166,666	1,666	48,334		50,000
Stock-based compensation	-	-	-	-	9,955	-	9,955
Net loss	-	-	-	-	-	(1,033,952)	(1,033,952)
Ending balance, June 30, 2010	-	$-	63,182,647	$631,826	$4,805,243	$(6,175,531)	$(738,462)

Settlement of obligation to issue preferred stock	4,300,000	430			(430)
Stock issuance in connection with merger with Old Liberator, Inc.	-	-	350,000	3,500	49,000		52,500
Common stock issued for acquisition of Web Merchants, Inc.	-	-	28,394,400	283,944	2,545,878	-	2,829,822
Shares issued for services	-	-	20,000	200	5,400	-	5,600
Stock-based compensation	-	-	-	-	18,310	-	18,310
Net loss	-	-	-	-	-	(801,252)	(801,252)
Ending balance, June 30, 2011	4,300,000	$430	91,947,047	$919,470	$7,423,401	$(6,976,783)	$1,366,518

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(801,252)	$(1,033,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	246,405	249,380
Stock-based compensation expense	18,310	9,955
Expenses related to merger	52,500	192,167
Common stock issued for services	5,600	-
Amortization of debt issuance costs	49,028	45,815
Change in operating assets and liabilities:
Accounts receivable	(198,420)	(216,442)
Provision for (reduction of) allowance for doubtful accounts	(88)	-
Inventory	(537,572)	(208,448)
Provision for inventory reserve	139,931	-
Prepaid expenses	136,470	(116,547)
Accounts payable	339,921	(668,707)
Accrued expenses	61,847	(19,924)
Accrued payroll and related	(41,641)	129,802
Deferred rent payable	(35,378)	(24,738)
Net cash used in operating activities from continuing operations	(564,339)	(1,661,640)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash investment in Web Merchants, Inc., net of cash acquired	130,153	-
Investment in equipment and leasehold improvements	(94,635)	(189,178)
Net cash provided by (used in) investing	35,518	(189,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	-	301,500
Borrowings under line of credit	5,076,351	2,056,071
Repayment of line of credit	(4,935,777)	(1,907,320)
Borrowings from related party loans	160,000	-
Repayment of related party loans	(79,000)	(20,000)
Repayment of unsecured line of credit	(85,294)	-
Proceeds from credit card advance	896,000	-
Repayment of credit card advance	(506,074)	(198,935)
Proceeds from unsecured notes payable	530,000	465,000
Repayment of unsecured notes payable	(312,850)	(127,513)
Principle payments on note payable and capital leases	(89,146)	(144,959)
Net cash provided by financing	654,210	423,844
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	125,389	(1,426,974)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	388,659	1,815,633
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$514,048	$388,659

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Note payable issued in acquisition of majority control	$–	$192,167
Stock issuance in the acquisition of Web Merchants, Inc.	2,839,440	–
Stock issuance in connection with the Merger of Old Liberator, Inc.	52,500	–
Cash paid during the year for:
Interest	$295,646	$153,763

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Overview – Liberator, Inc. (the “Company”) was incorporated in the State of Florida on February 25, 1999, under the name of WES Consulting, Inc. to provide consulting and commercial property management services.  On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc. (fka Remark Enterprises Inc.), a Nevada corporation (“Old Liberator”).  Pursuant to the Merger Agreement, Old Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).  References to the “Company” in these notes include the Company and its wholly owned subsidiaries, Web Merchants, Inc, OneUp Innovations, Inc. and Foam Labs, Inc.

As a result of the Merger, each issued and outstanding share of the common stock of Old Liberator (the “Old Liberator Common Shares”) were converted into one share of the Company’s common stock, $0.01 par value, which, after giving effect to the Merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the Company (the “Liberator Common Stock”).  Pursuant to the Merger Agreement, each issued and outstanding share of preferred stock of Old Liberator (the “Liberator Preferred Shares”) was to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Merger Agreement (the “Liberator Preferred Stock”).  On the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock.  The parties agreed that the Company will file an amendment to its Articles of Incorporation authorizing the issuance of the Liberator Preferred Stock, and at such time the Liberator Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  On February 18, 2011, the Company filed an Article of Amendment to its Articles of Incorporation, effective February 9, 2011, to increase the number of shares of capital stock to 185,000,000 of which 10,000,000 shares shall be designated Preferred Stock, $0.0001 par value.  In addition, the Company filed a Certificate of Designation to create a class of preferred stock titled Series A Convertible Preferred Stock.  These actions were both approved by the Board of Directors and a majority vote of the shareholders on October 20, 2009. As of the execution date of the Merger Agreement, Old Liberator owned 80.7% of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the Merger, the shares of Liberator Common Stock owned by Old Liberator prior to the Merger were cancelled.

On January 27, 2011,the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants, Inc., a Delaware corporation (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders.  Dmitrii Spetetchii also received $100,000 in cash, which represented $79,000 for the repayment of a loan to WMI and $21,000 in consideration for signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI will continue to operate as a wholly owned subsidiary of the Company. The foregoing summary of the acquisition of WMI does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed on February 2, 2011.  In connection with the acquisition of WMI, the board of directors appointed Fyodor Petrenko, the President of WMI, as Executive Vice President of the Company and to the board of directors, filling a vacancy.  See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI.

Effective February 28, 2011, the Company changed its name to “Liberator, Inc.” by filing an Articles of Amendment to its Articles of Incorporation with the Florida Department of State.  A copy of the Articles of Amendment were included as an exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2011.

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  Since the acquisition of WMI, the Company has also become an online retailer offering a full range of products for the sexual wellness market.  The Company’s sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no one customer accounting for 10% or more of consolidated net sales in the most recently completed quarter and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $801,252 and $1,033,952 for the years ended June 30, 2011 and 2010, respectively, and as of June 30, 2011 the Company has an accumulated deficit of $6,976,783 and a working capital deficit of $984,937.

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

We plan to finance the required $2,300,000 with a combination of cash flow from operations as well as cash on hand and cash raised through future equity and debt financings.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At June 30, 2011, accounts receivable totaled $761,380 net of $14,055 in the allowance for doubtful accounts.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of June 30, 2011, substantially all of our cash and cash equivalents were held at a single financial institution.  As of June 30, 2011 none of our cash and cash equivalents exceeded the FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Europe.

Fair Value of Financial Instruments

At June 30, 2011, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $13,635 at June 30, 2011 and $60,427 at June 30, 2010. Advertising expense for the years ended June 30, 2011 and 2010 was $1,003,946 and $682,332, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $132,638 for the year ended June 30, 2011 and $143,736 for the year ended June 30, 2010.

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

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2011 is $296,192.  The rent expense under this lease for each of the years ended June 30, 2011 and 2010 was $323,722.

Segment Information

During fiscal 2011 and 2010, the Company only operated in one segment; therefore, segment information has not been presented.

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

	Years Ended June 30,
	2011	2010
Basic
Net Loss	$(801,252)	$(1,033,952)
Weighted-average common shares outstanding	75,396,312	62,103,434
Loss per share, basic	$(0.01)	$(0.02)
Diluted
Net Loss	$(801,252)	$(1,033,952)
Weighted-average common shares outstanding, basic	75,396,312	62,103,434
Weighted-average effect of dilutive securities:
Stock options	-	-
Warrants	-	-
Effect of assumed exercise of stock options and warrants	-	-
Weighted-average common shares outstanding, diluted	75,396,312	62,103,434
Loss per share, diluted	$(0.01)	$(0.02)
Outstanding options and warrants excluded as impact would be antidilutive	2,943,239	3,337,849

Basic and diluted earnings per share are the same in periods of a net loss thus there is no effect of dilutive securities when a net loss is recorded.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2011, we carried a valuation allowance of $2 million against our net deferred tax assets.

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

NOTE D – ACQUISITION

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

The total purchase price of $2,860,440 consisted of 28,394,400 shares of the Company’s common stock at a fair value of $2,839,000 and $21,000 in cash.

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on January 27, 2011, the date of acquisition:

Provisional Purchase Price Allocation
Current assets	$863,819
Fixed assets	56,755
Goodwill	1,633,592
Intangible assets:
Customer list	300,000
Trade names	500,000
Proprietary technology	65,000
Total assets acquired	3,419,166
Acquired liabilities	(841,743)
Acquired additional paid in capital	283,017
Net assets acquired	2,860,440
Less cash acquired	(128,577)
Purchase price at closing, net of cash acquired	$2,731,863

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

Acquisition Related Costs

We classify costs incurred in connection with acquisitions as acquisition related costs. These costs consist primarily of transaction costs and integration costs. Transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise into our operations.  Expenses of $81,185 were recognized in connection with this acquisition and are included in Operating Expenses for the fiscal year ended June 30, 2011.

See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI.

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011.

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows:

Balance as of December 31, 2010	$-
Goodwill acquired	1,633,592
Balance as of June 30, 2011	$1,633,592

A summary of intangible assets as of June 30, 2011:

	June 30, 2011
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
Acquired technology	5 years	$65,000	$(5,418)	$59,582
Customer relationships	10 years	300,000	(12,500)	287,500
Trade names		500,000	-	500,000

Total		$865,000	$(17,918)	$847,082

Amortization expense of intangible assets was $17,918 for the six months ended June 30, 2011.

The Company estimates the following amortization expense related to its intangible assets for the years ended June 30:

2012	$43,002
2013	43,002
2014	43,002
2015	43,002
Thereafter	175,074
$347,082

See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI.

NOTE F – IMPAIRMENT OF LONG-LIVED ASSETS

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

An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and is measured as the excess of its carrying value over its fair value. The carrying amount of a long-lived asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of long-lived asset.

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2011 or 2010.

NOTE G – INVENTORIES

All inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.

The Company’s inventories consist of the following components at June 30, 2011 and 2010:

	2011	2010
Raw materials	$416,675	$443,043
Work in Process	165,054	170,996
Finished Goods	1,487,006	294,812
	$2,068,735	$908,851

At June 30, 2011 and 2010 our inventory reserves were $139,931 and $0, respectively.

NOTE H – PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2011 and 2010 consisted of the following:

	2011	2010	Estimated Useful Life
Factory Equipment	$1,782,969	$1,531,734	7-10 years
Computer Equipment and Software	842,852	819,870	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Automobile	24,320	-	5-7 years
Leasehold Improvements	330,961	321,288	15 years
Subtotal	3,148,098	2,839,888
Accumulated Depreciation	(2,166,599)	(1,764,573)
	$981,499	$1,075,315

Depreciation expense was $228,343 and $249,380 for the years ended June 30, 2011 and 2010, respectively.

NOTE I– SHORT TERM UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2011 and 2010 consisted of the following:
	2011	2010
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	$4,210	$-

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	1,258	-

Unsecured note payable to an individual, with interest at %, principal and interest paid bi-weekly, maturing February 17, 2012	34,000	-

Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 23, 2011	62,986	-

Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing March 16, 2012	97,507	-

Unsecured note payable to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2012. Beginning May 31, 2011, the interest rate is increased to 20%, with interest due monthly, and the principal due in full on May 1, 2012	200,000	200,000

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing April 16, 2011	-	78,659

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 19, 2011	-	60,109

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing January 13, 2011	-	24,044

Unsecured note payable to an individual, with interest at 20%, principal and interest due in full on January 3, 2012	300,000	-

Total Short Term Unsecured Notes Payable	$699,961	$362,812

NOTE J– NOTE PAYABLE – EQUIPMENT

Note payable – equipment, at June 30, 2011 and 2010 consisted of the following:

	2011	2010
Note payable to Fidelity Bank in monthly installments of $5,364 including
Interest at 8%, maturing October 25, 2010, secured by equipment	$-	$12,136
Long term debt portion	$-	$-

NOTE K – LINE OF CREDIT

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of June 30, 2011 the lenders Index Rate was 4.75%).  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, Louis Friedman, and the Company’s Executive Vice President, Fred Petrenko, have personally guaranteed the repayment of the facility.  In addition, Liberator, Inc., and Web Merchants, Inc. have provided their corporate guarantees of the credit facility.  On June 30, 2011, the balance owed under this line of credit was $460,758.  On June 30, 2011, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

On May 17, 2010, our wholly owned subsidiary, OneUp Innovations, Inc., entered into a financing agreement with an “asset-based” lender, Summit Financial Resources LLC, for the purpose of improving working capital.  The agreement provides for up to $600,000 and is secured primarily by accounts receivable, inventory, equipment, and all general intangibles. Under the financing agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 80% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $200,000, not to exceed 50% of the aggregate amount of outstanding Accounts on which an Advance has been made.  The inventory component of the financing agreement is available to the Company, at the discretion of the lender and based upon Acceptable Inventory, from October 1 through November 30 of each year.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. Advances under the agreement bear interest at a rate of 2% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and the inventory portion of the borrowings. The prime rate (3.25% as of June 30, 2010) adjusts with changes to the rate. In addition there are collateral management fees of 0.4% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.9% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours.  The financing agreement was personally guaranteed by the Company’s CEO and majority shareholder, Louis Friedman and Liberator, Inc. has provided its corporate guarantee of the credit facility.  The balance owed under this line of credit was repaid on May 27, 2011.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE L – CREDIT CARD ADVANCE

On May 19, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by March 19, 2012.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  As of June 30, 2011, $389,926 was owed under this agreement.

On November 4, 2010, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by May 4, 2011.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $3,446 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  On May 5, 2011 this advance was repaid.

NOTE M – CONVERTIBLE NOTES PAYABLE – SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the issuer has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of June 30, 2011, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $29,750.  This amount will be amortized over the remaining life of the note as additional interest expense.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of June 30, 2011, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $22,491.  This amount will be amortized over the life of the note as additional interest expense.

NOTE N – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 12% to 18%. The aggregate amount owed on the three unsecured lines of credit was $71,393 at June 30, 2011 and $99,664 at June 30, 2010.

NOTE O – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2011 and 2010 is $296,192 and $331,570. The rent expense under this lease for the years ended June 30, 2011 and 2010 was $323,722.

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

Future minimum lease payments under non-cancelable operating leases at June 30, 2011 are as follows:

Year ending June 30,
2012	$439,492
2013	415,013
2014	410,729
2015	424,029
2016	209,324
Thereafter through 2017	-
Total minimum lease payments	$1,898,587

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note 1 and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2011:

Year ending June 30,
2012	$43,843
2013	27,178
2014	7,601
2015	-
Future Minimum Lease Payments	$78,622
Less Amount Representing Interest	(14,883)
Present Value of Minimum Lease Payments	63,739
Less Current Portion	(33,973)
Long-Term Obligations under Leases Payable	$29,766

Employment Agreements

The Company has entered into employment agreements with Louis Friedman, President and Chief Executive Officer and Fred Petrenko, Executive Vice President and President, Web Merchants, Inc.  Each of the agreements provide for an annual base salary of $150,000 and eligibility to receive a bonus.   Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives for up to 9 months at their current salary.

Legal Proceedings

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, except that on September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, under the caption Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman, Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia.  The plaintiff seeks repayment of a shareholder loan in the amount of $29,948 and unspecified amounts of compensatory, punitive, and statutorily trebled damages. The plaintiff alleges breach of fiduciary duty, breach of contract, fraud, and violation of the Georgia Securities Act, among other claims.  The Company intends to vigorously contest the case and filed a motion to dismiss the lawsuit on October 15, 2010. The motion was converted to a motion for summary judgment, and the Court held a hearing on that motion on April 12, 2011. The Court has not ruled on the motion for summary judgment and stayed discovery until a ruling is issued.  Although we believe that we have meritorious defenses to Mr. Cohen’s claims, this matter is still at a preliminary stage, and we are not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, other than the amount of the shareholder loan, we have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

NOTE P – RELATED PARTY TRANSACTIONS

The Company’s CEO, Louis Friedman, and the Company’s Executive Vice President, Fred Petrenko, have personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note K – Line of Credit).  In addition, Liberator, Inc., and Web Merchants, Inc. have provided their corporate guarantees of the credit facility.  On June 30, 2011, the balance owed under this line of credit was $460,758.  On June 30, 2011, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

The loan from Credit Cash (see Note L – Credit Card Advance) is guaranteed by the Company (including OneUp, Foam Labs, and WMI) and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  As of June 30, 2011, $389,926 was owed under this agreement.

On March 17, 2011, the Company issued an unsecured promissory note to Hope Capital, Inc. for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536 with the note due in full on March 16, 2012. Mr. Friedman and Mr. Petrenko personally guaranteed the repayment of the loan obligation.

On December 23, 2010, the Company issued an unsecured promissory note to Hope Capital, Inc. for $120,000. Terms of the note call for bi-weekly principal and interest payments of $5,110 with the note due in full on December 23, 2011. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate (which was 3.25% on June 30, 2011) until paid and totaled $925 as of June 30, 2011.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of June 30, 2011, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $22,491.  This amount will be amortized over the life of the note as additional interest expense.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share.  At June 30, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $29,750.  This amount will be amortized over the life of the note as additional interest.

On June 30, 2008, the Company had a subordinated note payable to the majority shareholder and CEO in the amount of $310,000 and the majority shareholder’s wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948.  In connection with the Company’s June 26, 2009 merger, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to Series A Convertible Preferred Stock.  Interest on the notes during fiscal 2010 and 2011 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $3,607 and $3,443, respectively.  The accrued interest balance on these notes, as of June 30, 2011 and 2010, was $7,954 and $4,511, respectively. These notes are subordinate to all other credit facilities currently in place.

NOTE Q – STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES

Options

As of June 30, 2011, the Company had one shareholder approved plan, the 2009 Stock Option Plan (the “Plan”), under which shares were available for equity based awards. Under the Plan, 5,000,000 shares of common stock are reserved for issuance until the Plan terminates on October 19, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock.  The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2011, there were 3,307,500 options available for grant under the Plan.

All stock option grants made under the Plan were at exercise prices no less than the Company’s closing stock price on the date of grant.  Options under the Plan were determined by the board of directors in accordance with the provisions of the plan.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant.  No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield.  Compensation expense for employee stock options is recognized ratably over the vesting term.  The Company has no awards with market or performance conditions.

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	Twelve Months Ended June 30,
	2011	2010

Cost of Goods Sold	$4,675	$3,189
Other Selling and Marketing	7,616	3,317
General and Administrative	6,019	3,449
Total	$18,310	$9,955

Stock-based compensation expense recognized in the consolidated statements of operations for each of the twelve month period ended June 30, 2011 and 2010 is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 25%, based on historical experience.

A summary of option activity under the Company’s stock plan for the year ended June 30, 2011 and 2010 is presented below:

Option Activity	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Weighted Average Grant-Date Fair Value		Aggregate Intrinsic Value as of 6/30/11
Outstanding at June 30, 2009	438,456		$.228	3.3 years		$.001	$
Granted	1,077,000		$.25			$.06	$
Exercised	-	$			$		$
Forfeited or Expired	(205,000)		$.25			$.06	$
Outstanding at June 30, 2010	1,310,456		$.243	3.6 years		$.06	$
Granted	1,101,000		$.15			$.06	$
Exercised	-		$-		$		$
Forfeited or Expired	(280,500)		$.20			$.06	$
Outstanding at June 30, 2011	2,130,956		$.201	3.4 years		$.06	$
Exercisable at June 30, 2011	625,456		$.235	1.9 years		$.06	$

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.15 for such day.  The total intrinsic value of stock options exercised during fiscal years 2011 and 2010 was $0 and $0, respectively.

A summary of the Company’s non-vested options for the year ended June 30, 2011 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2010	872,000	$.06
Granted	1,101,000	.06
Vested	(201,000)	.06
Forfeited	(266,500)	.06
Non-vested at June 30, 2011	1,505,500	$.06

The weighted average grant-date fair value of stock options granted during fiscal years 2011 and 2010 were $63,308 and $59,774, respectively.  The total grant-date fair values of stock options that vested during fiscal years 2011 and 2010 were $11,156 and $0, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2011:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.15	944,500	4.5	$.15	-	$-
$.228 to $.25	1,186,456	2.5	.24	625,456	.24
Total stock options	2,130,954	3.4	$.20	49,610	$.19

The range of fair value assumptions related to options granted during the years ended June 30, 2011 and 2010 were as follows:

	2011	2010
Exercise Price:	.15	$.25
Volatility:	45%	25%
Risk Free Rate:	2.4%	2.5%
Vesting Period:	4 years	4 years
Forfeiture Rate:	25%	25%
Expected Life	4.1 years	3.5 years
Dividend Rate	0%	0%

As of June 30, 2011, total unrecognized stock-based compensation expense related to all unvested stock options was $99,355, which is expected to be expensed over a weighted average period of 2.9 years.

Share Purchase Warrants

As of June 30, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiration Date

250,000	$.25	September 2, 2012
292,479	$.50	June 26, 2014
1,292,479	$.75	June 26, 2014
877,435	$1.00	June 26, 2014

2,712,393

The flowing table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Price
Balance June 30, 2009	2,462,393	$.81
Issued	250,000	.25
Balance June 30, 2010	2,712,393	.76

Balance June 30, 2011	2,712,393	$.76

Common Stock Issued

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

 NOTE R – INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2011 and 2010, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2011 and 2010 are approximately as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$1,978,580	$1,663,704
Valuation allowance	(1,978,580)	(1,663,704)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 45% to pretax loss from continuing operations for the years ended June 30, 2011 and 2010 due to the following:

	2011	2010

Book loss from operations	$314,876	$358,187
Valuation (allowance)	(314,876)	(358,187)
Net tax benefit	$-	$-

At June 30, 2011, the Company had net operating loss (NOL) carryforwards of approximately $4.2 million that may be offset against future taxable income. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.  The NOL carryforwards expire in the years 2024 through 2031.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2008 through 2011.

NOTE S – SUBSEQUENT EVENTS

Divestiture of WMI

On October 6, 2011, the Company announced the signing of a definitive Stock Purchase Agreement (the “WMI Sale Agreement”) for the sale of our subsidiary, Web Merchants, Inc. (“WMI”) to Web Merchants Atlanta, LLC (“WMA”), an entity controlled by the President and former majority shareholder of WMI, Fred Petrenko.  Under the WMI Sale Agreement, the Company will receive the 25.4 million shares of Liberator common stock held by Mr. Petrenko and a cash payment of $700,000 in exchange for the issued and outstanding stock of WMI currently owned by the Company. Upon the closing of the transaction, Fred Petrenko will resign as a director and Executive Vice President of the Company, and Rufina Bulatova will resign as Vice President – Online Marketing of the Company.  The above descriptions of the Stock Purchase Agreement are qualified in their entirety by the terms and conditions of the Stock Purchase Agreement, a copy of which is filed as Exhibits 10.30 hereto.

As part of the WMI Sale Agreement, the Company will also enter into an Escrow Agreement with WMA (the “WMA Escrow Agreement”) covering the 25.4 million shares of Liberator common stock that will be transferred as part of the WMI Sale Agreement. Under the WMA Escrow Agreement, the 25.4 million shares of Liberator common stock will be held in escrow until the outstanding  loans from Advance Financial Corporation and Credit Cash LLC (see Notes to Consolidated Financial Statements – Note K-Line of Credit and Note L-Credit Card Advance) are satisfied and WMI or Petrenko have been provided with a written release of any liability as a guarantor. Under the agreement, the Company shall obtain such release no later than August 1, 2012, at which time the Liberator common stock shall be released to the Company.  If by August 1, 2012, the Company has not satisfied the loans from Advance Financial Corporation and Credit Cash LLC and WMI and Mr. Petrenko have not been provided with written releases of liability, then the 25.4 million shares of Liberator common stock will be delivered from escrow to WMA. The above descriptions of the WMA Escrow Agreement are qualified in their entirety by the terms and conditions of the Escrow Agreement, a copy of which is filed as Exhibit 10.31 hereto.

The Company also entered into a month-to-month Lease Agreement whereby WMI will rent space in the Company’s facility for $12,000 per month. This Lease Agreement can be cancelled by either party with 30 days written notice. The above descriptions of the Lease Agreement are qualified in their entirety by the terms and conditions of the Lease Agreement, a copy of which is filed as Exhibit 10.32 hereto.

The transaction is expected to close no later than October 21, 2011 and will be effective October 1, 2011, the first day of the Company’s second fiscal quarter.

From the acquisition date through June 30, 2011, WMI had net sales of $4.5 million and net income of approximately $76,000.

 Note Payable

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. The promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

[End of Consolidated financial statements.]

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2011, our CEO and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on our assessment, management believes that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.  Other Information

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a Receivable Financing Agreement (the “Credit Facility”) with a finance company, Advance Financial Corporation (“Advance”), to provide it with a line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the Credit Facility) for the purpose of improving working capital.  The term of the Credit Facility is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period.  The Credit Facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of June 30, 2011 the lenders Index Rate was 4.75%).  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, Louis Friedman, and the Company’s Executive Vice President, Fred Petrenko, have personally guaranteed the repayment of the Credit Facility.  In addition, the Credit Facility has a corporate guarantee from the parent, Liberator, Inc., and Web Merchants, Inc.  On June 30, 2011, the balance owed under the Credit Facility was $460,758.  On June 30, 2011, we were in substantial compliance with all of the material financial and other covenants required under this Credit Facility.

Events of default under the Credit Facility are (a) failure by OneUp and Foam Labs to pay any amount to Advance when due, (b) failure to pay or perform any obligation, covenant, agreement, or liability created by the agreement, (c) the proving materially false or materially misleading when made or furnished of any representation, warranty, or financial statement made by or on behalf of OneUp or Foam Labs, (d) the occurrence of any default or event on any indebtedness of OneUp or Foam Labs, or a guarantor of their obligations under the Credit Facility, that, with the giving of notice or the passage of time or both, would constitute a default;  (e) the dissolution or termination, death, or business failure of OneUp or Foam Labs; (f) the appointment of a receiver, trustee, or custodian for any part of property of OneUp or Foam Labs, or a guarantor of their obligations under the Credit Facility, assigned for the benefit of creditors; (g) the commencement of a proceeding or filing of a petition under any bankruptcy or insolvency law by or against OneUp or Foam Labs, or a guarantor of their obligations under the Credit Facility; (h) the entering of a judgment against OneUp or Foam Labs, or a guarantor of their obligations under the Credit Facility, that materially affects any of their financial condition; (i) the insolvency or inability to pay debts as they mature of OneUp or Foam Labs, or a guarantor of their obligations under the Credit Facility; and (j) if Advance reasonably deems itself insecure for any other reason whatsoever.  Upon a default event, at Advance’s election and without notice, Advance may terminate OneUp and Foam Lab’s right to request an advance, treat all outstanding purchased accounts as being past due or no longer an acceptable account, and accelerate, and make immediately due and payable, all obligations of OneUp and Foam Labs to Advance.  Advance will also have all the rights and remedies created by or arising from the Credit Facility.

OneUp, Foam Labs, and all guarantors of their obligations under the Credit Facility are jointly and severally liable for OneUp’s and Foam Labs’ obligations under the Credit Facility.

The above descriptions of the Credit Facility are qualified in their entirety by the terms and conditions of the Receivables Financing Agreement, a copy of which is filed as Exhibits 10.17 hereto.

Liberator, Inc. issued a guarantee to Advance on May 24, 2011 guaranteeing the prompt and full performance, payment, and discharge of any and all of OneUp and Foam Labs owing to Advance arising from or relating to the Credit Facility.  Our guarantee is secured in accordance with the terms of the Credit Facility described above.  Our Chairman of the Board and Chief Executive Officer, Louis Friedman, also personally guaranteed OneUp’s and Foam Lab’s obligations under the Credit Facility. In addition, our Executive Vice President, Fred Petrenko, also personally guaranteed OneUp’s and Foam Lab’s obligations under the Credit Facility.  We, Mr. Friedman, and Mr. Petrenko agreed to pay any indebtedness from the Credit Facility that OneUp and Foam Labs fails to pay when due.  This description of our guarantees, Mr. Friedman’s guarantee, and Mr. Petrenko’s guarantee is qualified in its entirety by a copy of the guarantees, which are attached hereto as Exhibits 10.18, 10.19, 10.20, 10.21 and 10.22.

On May 19, 2011, OneUp and Foam Labs entered into Advance Schedule No. 2 to a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by March 19, 2012.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company (including Web Merchants, Inc.) and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  The above description of the Credit Cash agreement and guarantee are qualified in their entirety by a copy of the agreement and guarantees, which are attached hereto as Exhibits 10.23, 10.24 and 10.25.

PART III.

ITEM 10.      Directors. Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Louis S. Friedman	59	Chief Executive Officer, President, Director
Ronald P. Scott	56	Chief Financial Officer, Secretary, Director
Fyodor “Fred” Petrenko	43	Executive Vice President, Director
Leslie Vogelman	59	Treasurer
Rufina Bulatova	33	Vice President, Online Marketing

All directors serve for one-year terms until their successors are elected or they are re-elected at the annual shareholders’ meeting.  Officers hold their positions at the pleasure of the board of directors.

There is no arrangement, agreement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.  Also, there is no arrangement, agreement or understanding between management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Directors are not presently compensated for their service on the board, other than the repayment of actual expenses incurred.  There are no present plans to compensate directors for their service on the board.

Background of Executive Officers and Directors

The business experience of each of the persons listed above during the past five years is as follows:

Louis S. Friedman, President, Chief Executive Officer and Director.   Mr. Friedman has served as President, Chief Executive Officer, and director since our merger with Old Liberator, Inc. in October 2009.  Prior to that, he served as Old Liberator’s Chief Executive Officer and a director since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Mr. Friedman founded OneUp in 2000. Before starting OneUp, Mr. Friedman was in business consulting, venture capital and private investing from 1990 to 2000.  Earlier in his career, Mr. Friedman was Executive Vice President of Chemtronics, Inc., until its sale to Morgan Crucible in 1990.

Ronald Scott, Chief Financial Officer, Secretary and Director.   Mr. Scott joined the Company in October 2009 in connection with our merger with Old Liberator, Inc.  Prior to that, he served as Old Liberator’s Chief Financial Officer, Secretary, and a director since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Mr. Scott joined OneUp Innovations as a part-time consultant in July, 2006 and as a full-time consultant in October, 2007, serving as its Chief Financial Officer.  From 2004 to 2009, Mr. Scott was president of Impact Business Solutions, LLC, a consulting business that provides financial management services. Mr. Scott holds a B.S. degree in Finance and Management from San Jose State University and an M.B.A. degree with a concentration in Accounting from Santa Clara University.

Fyodor “Fred” Petrenko, Executive Vice President and Director.  Mr. Petrenko joined the Company in January, 2011 in connection with our acquisition of WMI.  Mr. Petrenko co-founded WMI in 2002 and has served as its President since then.  Prior to then, Mr. Petrenko was the head of investment banking with Media-Most, an international multimedia holding company based in Russia.  Mr. Petrenko holds a PhD in Physics from Moscow State University and MS degree in Finance from CUNY (Baruch).

Leslie Vogelman, Treasurer.  Ms. Vogelman joined the Company in October 2009 in connection with our merger with Old Liberator, Inc.  Prior to that, she served as Old Liberator’s Treasurer since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Ms. Vogelman joined OneUp at its inception in 2000 as Secretary and Treasurer.  Ms. Vogelman holds a B.A. from the State University of New York in Binghamton and an M.B.A. from Adelphi University.

Rufina Bulatova, Vice President, Online Marketing.  Ms. Bulatova joined the Company in January, 2011 in connection with our acquisition of WMI and is currently the Vice President of WMI, a position she has held since 2007, overseeing online marketing, product catalog, direct marketing, and co-op advertising programs.  Ms. Bulatova joined WMI in 2003 as a .NET developer and became the Lead Project Manager responsible for website user experience in 2004.  Ms. Bulatova holds a Master Degree in Computer Science from Ufa State Technical University (Russia).

The experience and background of each of the directors, as summarized above, were significant factors in their previously being nominated as directors of the Company.

Family Relationships

Louis Friedman, our President, Chief Executive Officer and Chairman, and Leslie Vogelman, our Treasurer, are husband and wife.

Fred Petrenko, Executive Vice President, and Rufina Bulatova, Vice President, are domestic partners.

There are no other relationships between the officers or directors of the Company.

 Committees

As of June 30, 2011, we have not established an audit committee or any other committee of the board of directors and, therefore, the responsibilities of such committees have been conducted by our board of directors as a whole.

An audit committee’s primary functions are to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our Annual financial performance as well as our compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our board of directors.

We may, in the future, establish an audit committee and/or other committees of the board of directors.

Audit Committee Financial Expert

In general, an “audit committee financial expert” is an individual who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

While we do not currently have an audit committee, our board of directors has determined that Ronald Scott is an “audit committee financial expert” within the meaning of the foregoing definition.

Diversity

While the Company does not have a policy regarding diversity of its board members, diversity is one of a number of factors that is typically taken into account in identifying board nominees.  We only have three members on our board of directors, but we hope to add more members for a diverse board in terms of previous business experience and educational and personal background of the members of our board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2011.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics. We are currently working towards developing a formal Code of Business Conduct and Ethics, which will apply to all of our employees, including our board of directors. When available, a copy of our Code of Business Conduct and Ethics may, upon request made to us in writing at the following address, be made available without charge: 2745 Bankers Industrial Drive, Atlanta, Georgia, 30360.

 ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2011 and 2010 by (i) our Chief Executive Officer (principal executive officer), (ii) the two most highly compensated executive officers other than our CEO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year (collectively, the “Named Executive Officers”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman (2)	2011	149,994	—	—	—	—	—	149,994
President, Chief Executive	2010	152,994	—	—	—	—	—	152,994
Officer and Chairman of the Board
Ronald P. Scott	2011	125,008	—	—	—	—	—	125,008
Chief Financial Officer, Secretary	2010	124,527	—	—	—	—	—	124,527
and Director
Fred Petrenko (3)	2011	112,500	—	—	—	—	—	112,500
Executive Vice President and	2010	128,808	—	—	—	—	—	128,808
Director
William Seitz (4)	2011	104,998	—	—	4,315	—	—	109,313
Chief Technology Architect	2010	55,321	—	—	—	—	—	55,321

(1)
Effective February 28, 2010 for fiscal years ending on or after December 20, 2009, the SEC amended its rules related to the Summary Compensation and Director Compensation Tables.  The new rules require issuers to report as compensation the aggregate grant date fair-value of stock and option awards issued during the fiscal year to NEOs, rather than the dollar amount recognized for financial statement purposes for that fiscal year under the previous rules.  Amounts are computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  Prior year amounts have been restated.

(2)	Mr. Friedman’s current annual salary, effective July 1, 2009, is $150,000.

(3)	Mr. Petrenko joined the Company in connection with the acquisition of Web Merchants Inc. at an annual salary of $150,000.

(4)	Mr. Seitz joined the Company in December, 2009 at an annual salary of $105,000.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2011, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers.

Outstanding Equity Awards at June 30, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	—	—	—	—		—	—
Ronald P. Scott (1)	438,456	—	$.23	10/1/2012		—	—
Fred Petrenko	—	—	—	—		—	—
William Seitz	—	75,000	$.15	12/15/15	(2)	—	—

(1)	Options granted to the Named Executive Officers expire five years after the grant date. These options were not granted pursuant to a Section 16(b)(3) Plan.
(2)	The common stock option vests pro rata over a four-year period on each of December 15, 2011, December 15, 2012, December 15, 2013 and December 15, 2014.

Employment Agreement

The Company has entered into employment agreements with Louis Friedman, President and Chief Executive Officer and Fred Petrenko, Executive Vice President and President, Web Merchants, Inc.  Each of the agreements provide for an annual base salary of $150,000 and eligibility to receive a bonus, should the Company implement a bonus plan for executives.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives for up to 9 months.

Directors’ Compensation

For the fiscal year ended June 30, 2011, our directors did not receive any compensation in their capacity as a director.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock by:

•	all persons who are beneficial owners of five percent (5%) or more of any class of our voting securities;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 91,947,047 shares of common stock outstanding as of September 27, 2011.  The table does not give effect to changes in beneficial ownership that may occur in the event we consummate the sale of WMI, including the surrender and cancellation of 25.4 million shares of our common stock, See Recent Developments – Entry Into a Material Definitive Agreement, above, regarding information on the signing of a definitive agreement for the sale of WMI.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 27, 2011, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman (1)	32,694,376	(8)	34.0%
Common	Ronald P. Scott (1)	438,456	(2)	0.5%
Common	Fred Petrenko (1)	25,394,400		27.6%
Common	Leslie Vogelman (1)(7)	35,000		0.0%
Common	Rufina Bulatova (1)	—		—%

Common	All directors and executive officers as a group (5 persons)	58,562,232		60.5%
5% Shareholders
Common	Hope Capital, Inc. (4)	8,878,001	(5)	9.3%
Common	Donald Cohen (3)	13,022,127		14.2%

Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman (1) (6)	4,300,000		100.0%
Series A Convertible Preferred Stock	Ronald P. Scott (1)	0		0.0%
Series A Convertible Preferred Stock	Fred Petrenko (1)	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman (1)	0		0.0%
Series A Convertible Preferred Stock	Rufina Bulatova (1)	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (5 persons)	4,300,000		100.0%

(1)	This person’s address is c/o Liberator, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

(2)	Includes options to purchase 438,456 shares of common stock, exercisable at $.228 until October 1, 2012.

(3)	This person’s address is c/o Paul M. Spizzirri, Esq., 1170 Peachtree Street NE, Suite 1200, Atlanta, GA 30309.

(4)	This person’s address is 1 Linden Place, Suite 207, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.

(5)
Includes 1,500,000 shares that are issuable upon conversion of the $375,000 convertible note payable held by Hope Capital, Inc.  Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.  The reported amount also includes shares issuable upon exercise of a warrant to purchase 1,000,000 shares of common stock to Hope Capital. Such warrant is exercisable at the holder’s option until June 26, 2014 and allows the holder to purchase shares of the Company at $.75 per share. The warrant is only exercisable to the extent that Hope Capital’s total share ownership does not exceed 9.9% of the total shares issued and outstanding. The reported amount also includes 1,000,000 shares that are issuable upon conversion of the $250,000 convertible note payable held by Hope Capital, Inc.  Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.

(6)
Consists of 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred Stock, at the discretion of the holder.  Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 65.6 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

(7)	Includes options to purchase 35,000 shares of common stock exercisable at $.25 until October 16, 2009.

(8)
Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 65.6 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company’s CEO, Louis Friedman, and the Company’s Executive Vice President, Fred Petrenko, have personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Consolidated Financial Statements – Note K – Line of Credit).  In addition, Liberator, Inc., and Web Merchants, Inc. have provided their corporate guarantees of the credit facility.  On June 30, 2011, the balance owed under this line of credit was $460,758.  On June 30, 2011, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

The loan from Credit Cash (see Note L – Credit Card Advance) is guaranteed by the Company (including OneUp, Foam Labs, and WMI) and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by March 19, 2012.  As of June 30, 2011, $389,926 was owed under this agreement.

On March 17, 2011, the Company issued an unsecured promissory note to Hope Capital, Inc. for $130,000.  Hope Capital is a shareholder of the Company and was the majority shareholder of Old Liberator before the merger with OneUp Innovations.  Terms of the note call for bi-weekly principal and interest payments of $5,536 with the note due in full on March 16, 2012. Mr. Friedman and Mr. Petrenko personally guaranteed the repayment of the loan obligation.  On October 3, 2011, Hope Capital released Mr. Petrenko from his personal guarantee.

On December 23, 2010, the Company issued an unsecured promissory note to Hope Capital, Inc. for $120,000. Terms of the note call for bi-weekly principal and interest payments of $5,110 with the note due in full on December 23, 2011. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate (3.25% as of June 30, 2011) until paid and totaled $925 as of June 30, 2011.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of June 30, 2011, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $22,491.  This amount will be amortized over the life of the note as additional interest expense.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share.  At June 30, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $29,750.  This amount will be amortized over the life of the note as additional interest.

Director Independence

Our board of directors has determined that none of its current members qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC or under Nasdaq’s Marketplace Rule 5605(a)(2).

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2010	2011
Audit Fees(1)	$23,000	$37,750
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

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

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

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

PART IV.

ITEM 15.      Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2011 and 2010 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

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

2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (3)
2.4	Stock Purchase Agreement by and among WES Consulting, Inc., Web Merchants Inc., Fyodor Petrenko and Dmitrii Spetetchii, dated January 27, 2011 (6)
3.1	Articles of Incorporation for WES Consulting, Inc. (1)
3.2	Bylaws of WES Consulting, Inc. (1)
3.3	Articles of Amendment to the Articles of Incorporation of WES Consulting, Inc. (7)
3.4	Articles of Amendment to the Articles of Incorporation of WES Consulting, Inc., effective February 28, 2011 (8)
4.1	3% Convertible Note Due August 15, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on June 24, 2009 (3)
4.2	3% Convertible Note Due September 2, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on September 2, 2009 (3)
4.3	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc. (7)
10.1	Distribution Agreement between OneUp Innovations, Inc. and InJoy Innovations Pty Ltd., dated May 12, 2008 (3)
10.2	Distribution Agreement between OneUp Innovations, Inc. and Ong S.C. Ian, dated May 21, 2008 (3)
10.3	Distribution Agreement between OneUp Innovations, Inc. and UpOne Trading B.V., dated May 31, 2008 (3)
10.4	Distribution Agreement between OneUp Innovations, Inc. and Freedom Worldwide Limited, dated June 2, 2008 (3)
10.5	Distribution Agreement between OneUp Innovations, Inc. and Dahlab Pascal, dated October 20, 2008 (3)
10.6	Distribution Agreement between OneUp Innovations, Inc. and TRE PI SRL, dated January 12, 2009 (3)
10.7	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (3)
10.8	Common Stock Purchase Agreement dated September 2, 2009 by and between Liberator, Inc., Belmont Partners, LLC, and WES Consulting, Inc. (3)
10.9	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (3)
10.10	Written Description of Oral Agreement between OneUp Innovations, Inc. and Don Cohen, dated July 25, 2008 (3)
10.11	Guaranty by Louis Friedman, dated June 25, 2008 (3)
10.12	Engagement Letter between WES Consulting, Inc. and New Castle Financial Services LLC, dated December 14, 2009 (3)
10.13	Form of WES Subscription Agreement (3)
10.14	Loan and Security Agreement between Entrepreneur Growth Capital LLC and OneUp Innovations, Inc and Foam Labs, Inc., dated November 10, 2009 (3)
10.15	Common Stock Purchase Agreement between Belmont Partners, LLC, Sanford H. Barber, Carol B. Barber, and WES Consulting, Inc., dated July 24, 2009 (4)
10.16	Distributorship Agreement between OneUp Innovations, Inc. and TENGA Co. Ltd., date February 17, 2010 (5)
10.17	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011 *
10.18	Guarantee between Liberator, Inc. and Advance Financial Corporation, dated May 24, 2011 *
10.19	Guarantee between Web Merchants, Inc. and Advance Financial Corporation, dated May 24, 2011 *

10.20	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011 *
10.21	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011 *
10.22	Guarantee between Fyodor Petrenko and Advance Financial Corporation, dated May 24, 2011 *
10.23	Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated November 4, 2010 (9)
10.24	Advance Schedule No. 2 to Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated May 19, 2011 *
10.25	Guarantee between Web Merchants, Inc. and Credit Cash NJ, LLC dated May 19, 2011 *
10.26	Stock Purchase Agreement by and among Web Merchants Atlanta, LLC, Liberator, Inc., Web Merchants, Inc., Louis S. Friedman and Fyodor Petrenko, dated October 6, 2011 and effective October 1, 2011 *
10.27	Escrow Agreement by and among Web Merchants Atlanta, LLC, Liberator, Inc. and Transfer Online, Inc., dated October 6, 2011. *
10.28	Lease Agreement by and among OneUp Innovations, Inc. and Web Merchants, Inc., dated October 6, 2011 and effective October 1, 2011. *
10.29	Registration Rights Agreement between the Company and Dmitrii Spetetchii, dated January 27, 2011 (6)
10.30	Voting Agreement between the Company, Louis S. Friedman and Fyodor Petrenko, dated January 27, 2011 (6)
10.31	Employment Agreement between the Company and Louis S. Friedman dated January 27, 2011 (6)
10.32	Employment Agreement between the Company and Fyodor Petrenko dated January 27, 2011 (6)
10.33	Advance Schedule No. 01 to Credit Card Receivables Advance Agreement between OneUp Innovations, Inc., Foam Labs, Inc. and CC Funding, a division of Credit Cash NJ, LLC, dated November 4, 2010. (9)
10.34	Corporate Guaranty between WES Consulting, Inc. and Credit Cash NJ, LLC, dated November 3, 2010. (9)
10.35	Guaranty between Louis Friedman and Credit Cash NJ, LLC, dated November 3, 2010. (9)
10.36	Guaranty between Ronald Scott and Credit Cash NJ, LLC, dated November 3, 2010. (9)
10.37	Control Account Agreement between OneUp Innovations, Inc., Credit Cash NJ, LLC, and Signature Bank, dated November 3, 2010. (9)
16.1	Letter from Randall N. Drake, CPA PA (2)
21.1	Subsidiaries *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *
___________________
*           Filed herewith.

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on October 22, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on March 24, 2010 as an exhibit to Amendment No. 1 to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on August 5, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on February 19, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on February 2, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on February 23, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on March 3, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on November 9, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.

Date: October 12, 2011	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	October 12, 2011
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	October 12, 2011
Ronald P. Scott

President, Web Merchants Inc. and Executive Vice President, Liberator, Inc., and Director
Fred Petrenko