Form 10-Q
period 2011-09-30
Liberator, Inc.
filed 2011-11-17
CIK 1374567

t

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

As of November 11, 2011 there were 91,947,047 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$440,094	$514,048
Accounts receivable, net	630,902	761,380
Inventories, net	2,036,236	2,068,735
Prepaid expenses	123,275	77,728

Total current assets	3,230,507	3,421,891

Equipment and leasehold improvements, net	935,074	981,499
Intangible assets, net	836,260	847,082
Goodwill	1,633,592	1,633,592
Other assets	5,341	5,341

Total assets	$6,640,774	$6,889,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,480,864	$2,391,339
Accrued compensation	315,920	243,155
Accrued expenses and interest	219,666	187,716
Line of credit	322,826	460,758
Current portion of leases payable	30,685	33,973
Current portion of deferred rent payable	35,843	46,017
Notes payable	713,075	699,961
Convertible notes payable – shareholder (net)	585,016	-
Credit card advance	255,111	389,926

Total current liabilities	4,959,006	4,452,845
Long-term liabilities:
Long-term portion of leases payable	22,772	29,766
Notes payable – related party	145,948	145,948
Unsecured lines of credit	63,886	71,393
Deferred rent payable	250,175	250,175
Convertible notes payable – shareholder (net)	-	572,759
Total long-term liabilities	482,781	1,070,041

Total liabilities	5,441,787	5,522,886

Commitments and contingencies

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, 10,000,000 shares authorized, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of September 30, 2011 and at June 30, 2011	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 91,947,047 shares issued and outstanding at September 30, 2011 and at June 30,2011	919,470	919,470
Additional paid-in capital	7,428,814	7,423,401
Accumulated deficit	(7,149,727)	(6,976,783)
Total stockholders’ equity	1,198,987	1,366,518

Total liabilities and stockholders’ equity	$6,640,774	$6,889,405

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2011	2010

Net Sales	$5,580,748	$2,624,098
Cost of goods sold	3,826,940	1,704,242
Gross profit	1,753,808	919,856
Operating expenses
Advertising and promotion	379,683	125,379
Other selling and marketing	693,325	337,788
General and administrative	691,708	575,423
Depreciation and amortization	67,478	55,924
Total operating expenses	1,832,194	1,094,514
Loss from operations	(78,386)	(174,658)
Other Income (Expense):
Interest income	124	24
Interest (expense) and financing costs	(82,425)	(55,668)
Debt issuance costs	(12,257)	(12,257)
Total Other Income (Expense)	(94,558)	(67,901)
Net Income (Loss) Before Income Taxes	(172,944)	(242,559)
Provision for income taxes	-	-
Net Loss	$(172,944)	$(242,559)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding—basic and diluted	91,947,047	63,182,647

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	September 30,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(172,944)	$(242,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,478	55,924
Amortization of debt discount	12,257	12,257
Stock based compensation expense	5,413	2,818
Deferred rent payable	(10,174)	(7,514)
Changes in operating assets and liabilities:
Accounts receivable	130,478	20,051
Inventories	32,499	(280,985)
Prepaid expenses and other assets	(45,547)	162,851
Accounts payable	89,523	153,419
Accrued compensation	72,766	(37,233)
Accrued expenses and interest	31,950	7,687

Net cash provided by (used in) operating activities	213,699	(153,285)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(10,231)	(31,078)

Cash used in investing activities	(10,231)	(31,078)

FINANCING ACTIVITIES:
Repayments under line of credit	(1,266,932)	(867,133)
Borrowings under line of credit	1,129,000	852,000
Repayment of credit card cash advance	(134,815)	-
Repayment of unsecured line of credit	(7,507)	(6,795)
Proceeds from issuance of debt	100,000	60,000
Repayment of short-term debt	(86,886)	(64,911)
Principal payments on equipment note payable and capital leases	(10,282)	(32,737)

Cash used in financing activities	(277,422)	(59,576)

Net decrease in cash and cash equivalents	(73,954)	(243,940)
Cash and cash equivalents at beginning of period	514,048	388,659

Cash and cash equivalents at end of period	$440,094	$144,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$69,568	$52,943

Income taxes	$-	$-

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

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

As a result of the Merger, each issued and outstanding share of the common stock of Old Liberator (the “Old Liberator Common Shares”) was converted into one share of the Company’s common stock, $0.01 par value, which, after giving effect to the Merger, equaled, in the aggregate, 98.4% of the total issued and outstanding common stock of the Company (the “Liberator Common Stock”).  Pursuant to the Merger Agreement, each issued and outstanding share of preferred stock of Old Liberator (the “Liberator Preferred Shares”) was to be converted into one share of the Company’s preferred stock with the provisions, rights, and designations set forth in the Merger Agreement (the “Liberator Preferred Stock”).  However, on the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock. Therefore, the parties agreed that the Company will file an amendment to its Articles of Incorporation authorizing the issuance of the Liberator Preferred Stock, whereupon the Liberator Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.  As of the execution date of the Merger Agreement, Old Liberator owned 80.7% of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the Merger, the shares of Liberator Common Stock owned by Old Liberator prior to the Merger were cancelled. On February 18, 2011, the Company amended its Articles of Incorporation to increase the number of shares of capital stock to 185,000,000 of which 10,000,000 shares were designated Preferred Stock, $0.0001 par value, and issued 4,300,000 shares of Series A Convertible Preferred Stock in satisfaction of its obligation under the Merger Agreement.

The Merger has been accounted for as a reverse merger, and as such the historical financial statements of Old Liberator are being presented herein with those of the Company.  Also, the capital structure of the Company for all periods presented herein is different from that appearing in the historical financial statements of the Company due to the recapitalization accounting.

On January 27, 2011 the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants, Inc., a Delaware corporation (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders. Dmitrii Spetetchii also received $100,000 in cash, which represented $79,000 for the repayment of a loan to WMI and $21,000 in consideration for signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI will continue to operate as a wholly owned subsidiary of the Company. The foregoing summary of the acquisition of WMI does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed on February 2, 2011. In connection with the acquisition of WMI, the Board of Directors appointed Fyodor Petrenko, the President of WMI, as Executive Vice President of the Company and to the Board of Directors, filling a vacancy.

Effective February 28, 2011, the Company changed its name to “Liberator, Inc.” by filing an Articles of Amendment to its Articles of Incorporation with the Florida Department of State. A copy of the Articles of Amendment were included in the Company’s form 8-K filed on March 2, 2011.

On November 15, 2011, the Company consummated the sale of its interest in its subsidiary, Web Merchants Inc. (“WMI”) to Web Merchants Atlanta, LLC, an entity controlled by the President and former majority shareholder of WMI, Fred Petrenko. The sale took place pursuant to the terms of a definitive Stock Purchase Agreement (the “WMI Sale Agreement”), which was previously disclosed in a Current Report on Form 8-K dated October 6, 2011. The WMI Purchase Agreement was filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which was filed on October 12, 2011.

At the November 15, 2011 closing of the sale of WMI, the Company received $700,000 in net proceeds, including $300,000 that had previously been delivered to the Company in the form of a down payment. In addition, 25.4 million shares of Liberator common stock owned by Mr. Petrenko were surrendered by Mr. Petrenko and placed into escrow until certain outstanding loans of the Company are either satisfied or WMI and Mr. Petrenko have been provided with a written release of any liability as a guarantor. In the event the loans have not been repaid, or the guarantors are not relieved of liability, on or before August 1, 2012, the 25.4 million escrowed shares will be returned to Mr. Petrenko.

Also effective at the closing of the transaction, (a) Fred Petrenko resigned as a director and Executive Vice President of the Company, and Rufina Bulatova resigned as Vice President – Online Marketing of the Company (b) the Voting Agreement between the Company, Louis S. Friedman and Fyodor Petrenko, dated January 27, 2011, was cancelled, and (c) the Employment Agreement between the Company and Fyodor Petrenko, dated January 27, 2011, was terminated and cancelled.

Since the transaction did not qualify as discontinued operations until after September 30, 2011 due to the outstanding contingencies related to the transaction, the assets and liabilities of WMI are not classified as discontinued operations in the Company’s accompanying Condensed Consolidated Balance Sheets and the results of operations of WMI are not classified as discontinued operations in the Company’s accompanying Condensed Consolidated Statements of Operations.

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

Going Concern – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company had net loss of $172,944 and $242,559 for the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company has an accumulated deficit of $7,149,727 and a working capital deficit of $1,728,499.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation for the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational plans we have identified will require approximately $2,000,000 of funding, primarily for working capital. We will also be exploring the opportunity to acquire other compatible and related businesses.

We plan to finance the required $2,000,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we will seek to obtain through equity and debt financings.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp Innovations, Inc., Web Merchants, Inc. and Foam Labs, Inc.  Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2011 filed on October 12, 2011.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of asset impairment, tax valuation reserves, loss contingencies, allowances for doubtful accounts, share-based compensation, and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. At September 30, 2011, accounts receivable totaled $630,902 net of $7,610 in the allowance for doubtful accounts. At June 30, 2011, accounts receivable totaled $761,380, net of $14,055 in the allowance for doubtful accounts.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of September 30, 2011, substantially all of our cash and cash equivalents were managed by a single financial institution.  As of September 30, 2011, none of our cash and cash equivalents with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

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

At September 30, 2011, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $33,319 at September 30, 2011 and $13,635 at June 30, 2011. Advertising expense for the three months ended September 30, 2011 and 2010 was $379,683 and $125,379, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $33,006 for the three months ended September 30, 2011 and $31,924 for the three months ended September 30, 2010. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2011.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at September 30, 2011 was $286,018. The rent expense under this lease for the three months ended September 30, 2011 and 2010 was $80,931. The Company also leases certain equipment under operating leases, as more fully described in Note 11 - Commitments and Contingencies.

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

Segment Information

We have identified three reportable segments:  Direct, Wholesale and Other.  Direct includes product sales through our three e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

The following is a summary of segment results for the Direct, Wholesale, and Other segments.

	(Unaudited)
	Three Months Ended
	September 30,
	2011	2010
NET SALES:
Direct	$3,717,705	$1,200,727
Wholesale	1,607,684	1,175,183
Other	255,359	248,188
Total Net Sales	$5,580,748	$2,624,098

GROSS MARGIN:
Direct	$1,805,042	$576,132
Wholesale	310,729	284,938
Other	(361,963)	58,786
Total Gross Margin	$1,753,808	$919,856

Segment asset information is not prepared or used to assess segment performance.

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

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and September 30, 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the three months ended September 30, 2011 and 2010, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Recently Adopted Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU), Revenue Recognition – Multiple Deliverable Revenue Arrangements.  This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate the consideration to each unit of accounting.  This update eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity's best estimate to determine the selling price if vendor specific objective evidence and third-party evidence cannot be determined.  This update also requires additional disclosure to provide both qualitative and quantitative information regarding the significant judgments made in applying this update.  In addition, for each reporting period in the initial year of adoption, this update requires disclosure of the amount of revenue recognized subject to the measurement requirements of this update and the amount of revenue that would have been recognized if the related transactions were subject to the measurement requirements prior to this update.  This update is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU reflects the decision reached in EITF Issue No. 10-A.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combination that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.   The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of this standard did not have a material effect on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this update should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other – (Topic 350) Testing Goodwill for Impairment. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  We are currently assessing the potential impact of the adoption of this standard on our consolidated financial statements and related disclosures.

Net Loss Per Share

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period.  Basic and diluted net loss per share is the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive as a result of the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
	2011	2010
Common stock options	1,965,956	1,247,456
Common stock warrants	2,712,393	2,712,393
Convertible notes	2,500,000	2,500,000
Total	7,178,349	6,459,849

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011.

The changes in the carrying amount of goodwill for the three months ended September 30, 2011 were as follows:

Balance as of June 30, 2011	$1,633,592
Goodwill acquired	-

Balance as of September 30, 2011	$1,633,592

A summary of intangible assets as of September 30, 2011:

	September 30, 2011
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
Acquired technology	5 years	$65,000	$(7,332)	$57,688
Customer relationships	10 years	300,000	(21,408)	278,592
Trade names		500,000	-	500,000

Total		$865,000	$(28,740)	$836,260

Amortization expense of intangible assets was $10,822 for the three months ended September 30, 2011.

The Company estimates the following amortization expense related to its intangible assets for the years ended June 30:

2012 (remaining 9 months)	$32,466
2013	43,288
2014	43,288
2015	43,288
2016	43,288
Thereafter	130,642

$336,260

NOTE 4. STOCK-BASED COMPENSATION

Options

At September 30, 2011, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2011, the number of shares available for issuance under the Plan was 3,472,500.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2011:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2011	2,130,956	3.4	$.201	$-
Granted	-	-	$-	$-
Exercised	-	-	$-	$-
Forfeited or expired	(165,000)	-	$.217	$-
Options outstanding as of September 30, 2011	1,965,956	3.1	$.20	$-
Options exercisable as of September 30, 2011	597,706	2.2	$.234	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.15 for such day.

A summary of the Company’s non-vested options for the three months ended September 30, 2011 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	1,501,000	$.06
Granted	-	.06
Vested	-	.06
Forfeited	(132,750)	.06
Non-vested at September 30, 2011	1,368,250	$.06

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2011:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.15	890,500	4.2	$.15	-	$-
$.228 to $.25	1,075,456	2.2	.24	597,706	.24
Total stock options	1,965,956	3.1	$.20	597,706	$.24

Stock-based compensation

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no outstanding awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three month period ended September 30, 2011 and 2010 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 25%, based on historical experience.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended September 30,
	2011	2010
Cost of Goods Sold	$2,781	$791
Other Selling and Marketing	1,126	1,003
General and Administrative	1,506	1,024
Total	$5,413	$2,818

 As of September 30, 2011, the Company’s total unrecognized compensation cost was $89,474, which will be recognized over the vesting period of 2.1 years.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2011	June 30, 2011

Raw materials	$454,356	$416,675
Work in process	142,111	165,054
Finished goods (1)	1,439,769	1,487,006
	$2,036,236	$2,068,735

 __________________________

(1) Net of reserve for obsolescence of $139,931 at September 30, 2011 and June 30, 2011.

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	September 30, 2011	June 30, 2011	Estimated Useful Life
Factory Equipment	$1,793,849	$1,782,969	7-10 years
Computer Equipment and Software	842,203	842,852	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Automobile	24,320	24,320	5-7 years
Leasehold Improvements	330,961	330,961	15 years
Subtotal	3,158,329	3,148,098
Accumulated Depreciation	(2,223,254)	(2,166,599)
	$935,075	$981,499

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2011.

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2011	June 30, 2011
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	$-	$4,210

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	-	1,258

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing February 17, 2012	20,000	34,000

Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 23, 2011	29,851	62,986

Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing March 16, 2012	63,224	97,507

Unsecured note payable to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2012. Beginning May 31, 2011, the interest rate is increased to 20%, with interest due monthly, and the principal due in full on May 1, 2012	200,000	200,000

Unsecured note payable to an individual, with interest at 20%, principal and interest due in full on January 3, 2012	300,000	300,000

Unsecured note payable to an individual with monthly interest payments at 20%, principal amount due in full on July 31, 2012	100,000	-

Total Notes Payable	$713,075	$699,961

NOTE 8. LINE OF CREDIT

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of June 30, 2011 the lenders Index Rate was 4.75%).  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, Louis Friedman, and the Company’s Executive Vice President, Fred Petrenko, have personally guaranteed the repayment of the facility.  In addition, Liberator, Inc., and Web Merchants, Inc. have provided their corporate guarantees of the credit facility.  On September 30, 2011, the balance owed under this line of credit was $322,826.  On September 30, 2011, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 9. CREDIT CARD ADVANCE

On May 19, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by March 19, 2012.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  As of September 30, 2011, $255,111 was owed under this agreement.

NOTE 10. UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 5% to 12%. The aggregate amount owed on the three unsecured lines of credit was $63,886 at September 30, 2011 and $71,393 at June 30, 2011.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. Lease payments are on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at September 30, 2011 was $286,018 and $296,192 at June 30, 2011. The rent expense under this lease for the three months ended September 30, 2011 and 2010 was $80,931.

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

The Company leases certain material handling equipment under an operating lease.  The lease amount is $4,082 per month and expires September 2012.

The Company also leases certain postage equipment under an operating lease.  The lease amount is $144 per month and expires January 2013.

The Company entered into an operating lease for certain material handling equipment in September 2010. The lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at September 30, 2011 are as follows:

Year ending June 30,
2012 (nine months)	$330,949
2013	415,013
2014	410,729
2015	424,029
Thereafter through 2016	209,324
Total minimum lease payments	$1,790,044

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note 6 – Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to September 30, 2011:

Year ending June 30,
2012 (nine months)	$30,727
2013	27,178
2014	7,601
2015	-
Total minimum lease payments	65,506
Less amount representing interest	(12,049)
Present value of net minimum lease payments	53,457
Less current portion	(30,685)
Long-term obligations under leases payable	$22,772

Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, except that on September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, under the caption Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman , Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia.  The plaintiff seeks repayment of a shareholder loan in the amount of $29,948 and unspecified amounts of compensatory, punitive, and statutorily trebled damages. The plaintiff alleges breach of fiduciary duty, breach of contract, fraud, and violation of the Georgia Securities Act, among other claims.  The Company intends to vigorously contest the case and filed a motion to dismiss the lawsuit on October 15, 2010. The motion was converted to a motion for summary judgment, and the Court held a hearing on that motion on April 12, 2011. On November 7, 2011, the Court gave notice that it denied our motion to dismiss/motion for summary judgment.  Although we believe that we have meritorious defenses to Mr. Cohen’s claims, this matter is still at a preliminary stage, and we are not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, other than the amount of the shareholder loan, we have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

NOTE 12.  TAXES

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating loss carryforwards at June 30, 2011; however, the Company has not performed a change of control study and, therefore, has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of September 30, 2011, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of September 30, 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for tax years before 2008.

NOTE 13. EQUITY

Common Stock– The Company’s authorized common stock was 175,000,000 shares at September 30, 2011 and June 30, 2011.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2011, the Company had reserved the following shares of common stock for issuance:

September 30,
(in shares)	2011
Non-qualified stock options	438,456
Shares of common stock subject to outstanding warrants	2,712,393
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	2,500,000
Total shares of common stock equivalents	14,950,849

Preferred Stock – In connection with the Merger and pursuant to the Merger Agreement, each Old Liberator Preferred Share was to be converted into one share of Liberator Preferred Stock with the provisions, rights, and designations set forth in the Merger Agreement. However, on the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock, and, therefore, the parties agreed that the Company will take the appropriate steps to file an amendment to its Articles of Incorporation authorizing the issuance of the Liberator Preferred Stock, and at such time the Old Liberator Preferred Stock will be exchanged pursuant to the terms of the Merger Agreement.

On February 18, 2011, the Company filed an amendment to its Articles of Incorporation, effective February 9, 2011, authorizing the issuance of the Liberator Preferred Stock and the Company now has 10,000,000 authorized shares of preferred stock, par value $.0001 per share, of which 4,300,000 shares have been designated and issued as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock and has a liquidation preference of $.2325 ($1,000,000 in the aggregate). Liquidation payments to the preferred holders have priority and are made in preference to any payments to the holders of common stock. In addition, each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company (the “Common Shares”) issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Shares issued and outstanding at the time of such vote. At each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors, holders of Series A Convertible Preferred Shares shall vote together with the holders of Common Shares as a single class. On February 18, 2011, the Company issued 4,300,000 shares of Series A Convertible Preferred Stock in satisfaction of its obligation under the Merger Agreement.

Warrants – As of September 30, 2011, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within four years of September 30, 2011.

There are warrants to purchase 2,462,393 shares of Liberator Common Stock outstanding that were issued during fiscal 2009 in conjunction with the reverse merger between Old Liberator and OneUp Innovations. All of these warrants are exercisable immediately and expire on June 26, 2014, which is five years from the date of issuance. These warrants were valued using a volatility rate of 25% and a risk-free interest rate of 4.5%, as more fully described below:

1.	Warrants to purchase a total of 1,462,393 shares of Liberator Common Stock were issued for services rendered by a placement agent in a private placement that closed on June 26, 2009. These warrants have fixed exercise prices of $.50 per share (292,479 warrants), $.75 per share (292,479 warrants), and $1.00 per share (877,435 warrants.) The Company valued these warrants at $8,716 using the above assumptions, and the expense was fully recognized during fiscal 2009.

2.	Warrants to purchase a total of 1,000,000 shares of Liberator Common Stock were issued to Hope Capital, Inc. at a fixed exercise price of $.75. The Company valued the warrants at $4,500 using the above assumptions, and the expense was fully recognized during fiscal 2009.

On September 2, 2009, the Company issued warrants to purchase 250,000 shares of Liberator Common Stock to Belmont Partners LLC in conjunction with the purchase of majority control by Old Liberator at a fixed price of $.25 per share. The warrants were fully vested when granted and expire on September 2, 2012.  These warrants were valued using a volatility rate of 25%, a risk-free interest rate of 4.5%, and a fair market value on the date of grant of $.25.  The warrants were valued at $14,458 and were expensed as an expense related to the purchase of majority control by Old Liberator during the three months ended September 30, 2009.

NOTE 14. RELATED PARTIES

The Company’s CEO, Louis Friedman, and the Company’s Executive Vice President, Fred Petrenko, have personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8 – Line of Credit).  In addition, Liberator, Inc., and Web Merchants, Inc. have provided their corporate guarantees of the credit facility.  On September 30, 2011, the balance owed under this line of credit was $322,826.  On September 30, 2011, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

Repayment of the loan from Credit Cash (see Note 9 – Credit Card Advance) is guaranteed by the Company (including OneUp, Foam Labs, and WMI) and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  As of September 30, 2011, $255,111 was owed under this agreement.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On March 17, 2011, the Company issued an unsecured promissory note to Hope Capital, Inc. for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536 with the note due in full on March 16, 2012. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On December 23, 2010, the Company issued an unsecured promissory note to Hope Capital, Inc. for $120,000. Terms of the note call for bi-weekly principal and interest payments of $5,110 with the note due in full on December 23, 2011. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate (which was 3.25% on June 30, 2011) until paid and totaled $1,250 as of September 30, 2011. This note is subordinate to all other credit facilities currently in place.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of September 30, 2011, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $17,671.  This amount will be amortized over the remaining life of the note as additional interest expense.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share.  At September 30, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $22,312.  This amount will be amortized over the remaining life of the note as additional interest expense.

On June 30, 2008, the Company had a subordinated note payable to the majority shareholder and CEO in the amount of $310,000 and the majority shareholder’s wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948.  In connection with the Company’s June 26, 2009 merger, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to Series A Convertible Preferred Stock.  Interest on the notes during fiscal 2010 and 2011 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $3,607 and $3,443, respectively.  The accrued interest balance on these notes, as of September 30, 2011 and June 30, 2011, was $8,822 and $7,954, respectively. These notes are subordinate to all other credit facilities currently in place.

NOTE 15. CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of September 30, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $22,312.  This amount will be amortized over the remaining life of the note as additional interest expense. On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of September 30, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $17,671.  This amount will be amortized over the remaining life of the note as additional interest expense.

NOTE 16. SUBSEQUENT EVENTS

Sale of Web Merchants Inc.

On November 15, 2011, the Company consummated the sale of its interest in its subsidiary, Web Merchants Inc. (“WMI”) to Web Merchants Atlanta, LLC, an entity controlled by the President and former majority shareholder of WMI, Fred Petrenko. The sale took place pursuant to the terms of a definitive Stock Purchase Agreement (the “WMI Sale Agreement”), which was previously disclosed in a Current Report on Form 8-K dated October 6, 2011. The WMI Purchase Agreement was filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which was filed on October 12, 2011.

At the November 15, 2011 closing of the sale of WMI, the Company received $700,000 in net proceeds, including $300,000 that had previously been delivered to the Company in the form of a down payment. In addition, 25.4 million shares of Liberator common stock owned by Mr. Petrenko were surrendered by Mr. Petrenko and placed into escrow until certain outstanding loans of the Company are either satisfied or WMI and Mr. Petrenko have been provided with a written release of any liability as a guarantor. In the event the loans have not been repaid, or the guarantors are not relieved of liability, on or before August 1, 2012, the 25.4 million escrowed shares will be returned to Mr. Petrenko.

Also effective at the closing of the transaction, (a) Fred Petrenko resigned as a director and Executive Vice President of the Company, and Rufina Bulatova resigned as Vice President – Online Marketing of the Company (b) the Voting Agreement between the Company, Louis S. Friedman and Fyodor Petrenko, dated January 27, 2011, was cancelled, and (c) the Employment Agreement between the Company and Fyodor Petrenko, dated January 27, 2011, was terminated and cancelled.

Since the transaction did not qualify as discontinued operations until after September 30, 2011 due to the outstanding contingencies related to the transaction, the assets and liabilities of WMI are not classified as discontinued operations in the Company’s accompanying Condensed Consolidated Balance Sheets and the results of operations of WMI are not classified as discontinued operations in the Company’s accompanying Condensed Consolidated Statements of Operations.

Major Categories of Assets and Liabilities Sold

At September 30, 2011 and June 30, 2011, the major categories of assets and liabilities of WMI were comprised of the following:

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$170,572	$167,929
Accounts receivable, net	77,828	50,600
Inventories, net	937,489	943,312
Prepaid expenses	54,663	25,773

Total current assets	1,240,552	1,187,614
Equipment, net	49,445	49,261
Intangible assets, net	836,260	847,082
Goodwill	1,633,592	1,633,592

Total assets	$3,759,849	$3,717,549

LIABILITIES
Current liabilities:
Accounts payable	$695,224	$646,968
Accrued compensation	24,381	14,975
Accrued expenses and interest	38,797	22,562

Total liabilities	$758,402	$684,505

For the three months ended September 30, 2011, WMI had net sales of $2,626,608 and a net loss of $36,791.

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended
	September 30,
	2011	2010
Net Sales	100.0%	100.0%
Cost Of Goods Sold	68.6%	64.9%
Gross Margin	31.4%	35.1%

Selling, General and Administrative Expenses	32.8%	41.7%

Loss From Operations	(1.4)%	(6.7)%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net sales. Net sales for the three months ended September 30, 2011 increased from the comparable prior year period by $2,956,650, or 113%.  The increase in net sales was primarily due to revenues resulting from the acquisition of Web Merchants, Inc. (“WMI”) that occurred on January 27, 2011. Net sales through WMI for the three months ended September 30, 2011 totaled $2,626,608 and are reported entirely as Direct sales. Total sales through the Direct category (which includes product sales through our three e-commerce sites and our single retail store) increased by 204%, or $2,496,978 during the three months ended September 30, 2011, from the comparable year earlier period. As a result of a continued focus on our Wholesale business, sales to Wholesale customers during the third quarter increased approximately 37% from the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross margin as a percentage of sales decreased to 31% for the three months ended September 30, 2011 from 35% in the comparable prior year period and primarily resulted from the negative margin in the Other sales channel. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The percentage increase in the Other sales channel was significantly less than the percentage increase in the Direct sales channel for the three months ended September 30, 2011, because the majority of the WMI shipments are sold with free shipping and handling. To a lesser extent, the decrease in gross margin was due to the decrease in margin on Wholesale sales (from 24% to 19%) during the quarter. The Wholesale margin decline resulted, in large part, from a shift in product mix to greater sales of lower margin non-Liberator products.

Operating expenses. Total operating expenses for the three months ended September 30, 2011 were 33% of net sales, or $1,832,194, compared to 42% of net sales, or $1,094,514, for the same period in the prior year.  The increase in operating expenses was primarily the result of the acquisition of WMI on January 27, 2011 and the inclusion of their operating expenses from the date of acquisition through September 30, 2011. Operating expenses for WMI during this period totaled $912,959. Advertising and promotion expense increased from $125,379 to $379,683 with $315,551 of the increase attributable to WMI. Other selling and marketing expense increased by $355,537, with $376,693 of the increase attributable to WMI.  General and administrative expense increased by $116,285, with $196,021 being WMI general and administrative expense. Total legal expense during the three months ended September 30, 2011 was $52,334 compared to $66,136 in the prior year period.

Other income (expense). Other income (expense) during the first quarter increased from expense of ($67,901) in fiscal 2011 to expense of ($94,558) in fiscal 2012.  Interest expense and financing costs in the current and prior year quarter included $12,257 from the amortization of the debt discount on the convertible notes. Interest expense increased from $55,668 in the prior year first quarter to $82,425 in the current year quarter, due to higher borrowing balances and higher interest rates on those higher debt balances.

Income taxes. Income taxes expense of $0 was recorded in the three months ended September 30, 2011 and 2010.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash flow data:
Cash provided by (used in) operating activities	$213,699	$(153,285)
Cash used in investing activities	(10,231)	(31,078)
Cash used in financing activities	(277,422)	(59,576)

 As of September 30, 2011, our cash and cash equivalents totaled $440,094, compared to $144,719 in cash and cash equivalents as of September 30, 2010.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $213,699 in the three months ended September 30, 2011 compared to cash used in operating activities of $153,285 in the three months ended September 30, 2010.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2011 and 2010 of $10,231 and $31,078, respectively, was primarily attributable to the purchase of production equipment, computer equipment and capitalized software development costs.

Financing Activities

Cash used in financing activities during the three months ended September 30, 2011 of $277,422 was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit and the issuance of a short-term note.

Cash used in financing activities in the three months ended September 30, 2010 of $59,576 was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit and the issuance of a short-term note.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

 Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $172,944 for the three months ended September 30, 2011 and a net loss of $801,252 for the year ended June 30, 2011. As of September 30, 2011, we have an accumulated deficit of $7,149,727 and a working capital deficit of $1,728,499.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational plans we have identified will require approximately $2,000,000 of funding, primarily for working capital. We will also be exploring the opportunity to acquire other compatible and related businesses.

We plan to finance the required $2,000,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we are able to obtain through equity and debt financings.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2011 to be under $75,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform and our computer network infrastructure.

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

At September 30, 2011, we had $322,826 outstanding on our line of credit, compared to an outstanding balance of $460,758 at June 30, 2011.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA loss for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010
Net loss	$(172,944)	$(242,559)

Less interest income	(124)	(24)

Plus interest expense	82,425	55,668

Plus depreciation and amortization expense	67,478	55,924

Plus stock-based compensation	5,413	2,818

Plus amortization of debt issuance costs	12,257	12,257

Adjusted EBITDA loss	$(5,495)	$(115,916)

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs and stock-based compensation expense. We have excluded the non-operating item, amortization of debt issuance costs, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for amortization of debt issuance costs and stock-based compensation expense.

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

PART II.      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, except that on September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, under the caption Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman , Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia.  The plaintiff seeks repayment of a shareholder loan in the amount of $29,948 and unspecified amounts of compensatory, punitive, and statutorily trebled damages. The plaintiff alleges breach of fiduciary duty, breach of contract, fraud, and violation of the Georgia Securities Act, among other claims.  The Company intends to vigorously contest the case and filed a motion to dismiss the lawsuit on October 15, 2010. The motion was converted to a motion for summary judgment, and the Court held a hearing on that motion on April 12, 2011. On November 7, 2011, the Court gave notice that it denied our motion to dismiss/motion for summary judgment.  Although we believe that we have meritorious defenses to Mr. Cohen’s claims, this matter is still at a preliminary stage, and we are not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, other than the amount of the shareholder loan, we have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

ITEM 5. OTHER INFORMATION

On November 15, 2011, the Company consummated the sale of its interest in its subsidiary, Web Merchants Inc. (“WMI”) to Web Merchants Atlanta, LLC, an entity controlled by the President and former majority shareholder of WMI, Fred Petrenko. The sale took place pursuant to the terms of a definitive Stock Purchase Agreement (the “WMI Sale Agreement”), which was previously disclosed in a Current Report on Form 8-K dated October 6, 2011. The WMI Purchase Agreement was filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which was filed on October 12, 2011.

At the November 15, 2011 closing of the sale of WMI, the Company received $700,000 in net proceeds, including $300,000 that had previously been delivered to the Company in the form of a down payment. In addition, 25.4 million shares of Liberator common stock owned by Mr. Petrenko were surrendered by Mr. Petrenko and placed into escrow until certain outstanding loans of the Company are either satisfied or WMI and Mr. Petrenko have been provided with a written release of any liability as a guarantor. In the event the loans have not been repaid, or the guarantors are not relieved of liability, on or before August 1, 2012, the 25.4 million escrowed shares will be returned to Mr. Petrenko.

Also effective at the closing of the transaction, (a) Fred Petrenko resigned as a director and Executive Vice President of the Company, and Rufina Bulatova resigned as Vice President – Online Marketing of the Company (b) the Voting Agreement between the Company, Louis S. Friedman and Fyodor Petrenko, dated January 27, 2011, was cancelled, and (c) the Employment Agreement between the Company and Fyodor Petrenko, dated January 27, 2011, was terminated and cancelled.

Additional details of the transaction are disclosed in Note 16 – Subsequent Events of the Notes to Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 6.           Exhibits

Exh. No.	Description

2.1	Merger and Recapitalization Agreement, between the registrant, the registrant’s majority shareholder, Liberator, Inc., and Liberator, Inc.’s majority shareholder, dated October 19, 2009 (2)
3.1	Amended and Restated Articles of Incorporation (1)
3.2 3.3	Bylaws (1) Articles of Amendment to the Amended and Restated Articles of Incorporation of WES Consulting, Inc. (3)
10.1	Stock Purchase Agreement by and among Web Merchants Atlanta, LLC, Liberator, Inc., Web Merchants, Inc., Louis S. Friedman and Fyodor Petrenko, dated October 6, 2011 and effective October 1, 2011(4)
10.2	Escrow Agreement by and among Web Merchants Atlanta, LLC, Liberator, Inc. and Transfer Online, Inc., dated October 6, 2011. (4)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer **
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer **
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer **
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer **
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* **

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

Filed herewith.

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2) (3)

Filed on October 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

Filed on February 23, 2011 and March 3, 2011 as exhibits to our Current Reports on Form 8-K, and incorporated herein by reference.

(4)	Filed on October 12, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

November 17, 2011	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 17, 2011	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)