Form 10-Q
period 2011-12-31
Liberator, Inc.
filed 2012-02-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No X

As of February 13, 2011 there were 67,002,647 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$745,794	$514,048
Accounts receivable, net	1,402,505	710,780
Inventories, net	1,152,191	1,125,423
Prepaid expenses	59,230	51,955
Current assets of discontinued operations	-	1,019,685

Total current assets	3,359,720	3,421,891

Equipment and leasehold improvements, net	846,224	932,238
Other assets	9,082	5,341
Intangible assets of discontinued operations	-	847,082
Goodwill of discontinued operations		1,633,592
Other assets of discontinued operations	-	49,261

Total assets	$4,215,026	$6,889,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,041,708	$1,744,371
Accrued compensation	227,245	228,180
Accrued expenses and interest	230,944	165,154
Line of credit	754,106	460,758
Current portion of leases payable	26,721	33,973
Current portion of deferred rent payable	25,669	46,017
Notes payable	340,339	699,961
Convertible notes payable- shareholder (net)	597,273	-
Credit card advance	122,369	389,926
Current liabilities of discontinued operations	-	684,505

Total current liabilities	4,366,374	4,452,845
Long-term liabilities:
Long-term portion of leases payable	16,520	29,766
Notes payable - related party	145,948	145,948
Unsecured lines of credit	56,169	71,393
Deferred rent payable	250,174	250,175
Note payable	300,000	-
Convertible notes payable - shareholder (net)	-	572,759
Total long-term liabilities	768,811	1,070,041

Total liabilities	5,135,185	5,522,886

Commitments and contingencies

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, 10,000,000 shares authorized, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of December 31, 2011 and at June 30, 2011	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 92,197,047 shares issued and outstanding at December 31, 2011 and at June 30,2011	921,970	919,470
Additional paid-in capital	5,297,046	7,423,401
Accumulated deficit	(7,139,605)	(7,026,870)
Accumulated other comprehensive income of discontinued operations	-	50,087
Total stockholders’ equity	(920,159)	1,366,518

Total liabilities and stockholders’ equity	$4,215,026	$6,889,405

 See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Quarter Ended December 31,		Two Quarters Ended December 31,
	2011	2010	2011	2010

Net Sales	$4,293,482	$3,697,631	$7,247,622	$6,321,729
Cost of goods sold	3,038,566	2,762,327	5,126,229	4,466,569
Gross profit	1,254,916	935,304	2,121,393	1,855,160
Operating expenses
Advertising and promotion	146,018	131,249	210,150	256,628
Other selling and marketing	300,364	339,024	616,997	674,997
General and administrative	533,792	595,477	1,009,396	1,172,714
Depreciation and amortization	41,030	53,579	103,497	109,503
Total operating expenses	1,021,204	1,119,329	1,940,040	2,213,842
Income (loss) from continuing operations	233,712	(184,025)	181,353	(358,682)
Other Income (Expense):
Interest income	197	174	321	199
Interest (expense) and financing costs	(80,261)	(112,881)	(162,673)	(168,550)
Expenses related to merger	-	(52,500)	-	(52,500)
Debt issuance costs	(12,257)	(12,257)	(24,514)	(24,514)
Total Other Income (Expense)	(92,321)	(177,464)	(186,866)	(245,365)
Income (loss) from continuing operations before income taxes	141,391	(361,489)	(5,513)	(604,047)
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	141,391	(361,489)	(5,513)	(604,047)
Loss from discontinued operations, including loss on disposal of $101,432	(101,432)	-	(127,473)	-
Net income (loss)	$39,959	$(361,489)	$(132,986)	$(604,047)
Net income (loss) per share
Basic	$0.00	$(0.01)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.00)
Weighted average common shares outstanding
Basic	92,072,047	63,503,958	92,009,547	63,289,169
Diluted	92,072,047	63,503,958	92,009,547	63,289,169

  See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Two Quarters Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(132,986)	$(604,047)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	103,497	109,503
Amortization of debt discount	24,514	24,514
Expenses related to merger	-	52,500
Stock based compensation expense	36,469	6,149
Deferred rent payable	(20,349)	(15,029)
Changes in operating assets and liabilities:
Accounts receivable	(691,725)	(517,038)
Inventories	(26,769)	(229,880)
Prepaid expenses and other assets	(7,274)	19,100
Accounts payable	297,337	550,786
Accrued compensation	(936)	(28,875)
Accrued expenses and interest	65,790	18,066
Cash used in operating activities - continuing operations	(352,432)	(614,251)
Cash provided by operating activities - discontinued operations	28,613	-

Net cash used in operating activities	(323,819)	(614,251)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(17,482)	(50,156)
Cash used in investing activities - continuing operations	(17,482)	(50,156)
Cash provided by investing activities - discontinued operations	813,173	-

Net cash provided by (used in) investing activities	795,691	(50,156)

FINANCING ACTIVITIES:
Repayments under line of credit	(1,211,652)	(1,880,977)
Borrowings under line of credit	1,505,000	2,227,000
Proceeds from credit card cash advance	-	400,000
Repayment of credit card cash advance	(267,556)	(91,342)
Borrowings from related parties	-	160,000
Repayment of unsecured line of credit	(15,224)	(13,780)
Proceeds from issuance of debt	100,000	60,000
Repayment of short-term debt	(159,622)	(147,725)
Principal payments on equipment note payable and capital leases	(20,498)	(53,458)
Cash provided by (used in) financing activities - continuing operations	(69,552)	659,718
Cash used in financing activities - discontinued operations	-	-

Net cash provided by (used in) financing activities	(69,552)	659,719

Net increase (decrease) in cash and cash equivalents	402,320	(4,688)
Cash and cash equivalents at beginning of period	514,048	388,659
Cash and cash equivalents at end of period	916,368	383,971
Less cash and cash equivalents of discontinued operations	170,574	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$745,794	$383,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$120,936	$142,835

Income taxes	$-	$-

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011

(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Overview - Liberator, Inc. (the “Company”) was incorporated in the State of Florida on February 25, 1999, under the name of WES Consulting, Inc. to provide consulting and commercial property management services. On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc. (fka Remark Enterprises Inc.), a Nevada corporation (“Old Liberator”).  Pursuant to the Merger Agreement, Old Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”). References to the “Company” in these notes include the Company and its wholly owned subsidiaries; OneUp Innovations, Inc. and Foam Labs, Inc.

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

On January 27, 2011 the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants Inc., a Delaware corporation (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders. Dmitrii Spetetchii also received $100,000 in cash, which represented $79,000 for the repayment of a loan to WMI and $21,000 in consideration for signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI would continue to operate as a wholly owned subsidiary of the Company. The foregoing summary of the acquisition of WMI does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed on February 2, 2011. In connection with the acquisition of WMI, the Board of Directors appointed Fyodor Petrenko, the President of WMI, as Executive Vice President of the Company and to the Board of Directors, filling a vacancy.

Effective February 28, 2011, the Company changed its name to Liberator, Inc. by filing an Articles of Amendment to its Articles of Incorporation with the Florida Department of State. A copy of the Articles of Amendment were included in the Company’s Form 8-K filed on March 2, 2011.

On November 15, 2011, the Company consummated the sale of its interest in its subsidiary WMI to Web Merchants Atlanta, LLC, an entity controlled by the President and former majority shareholder of WMI, Fred Petrenko. The sale took place pursuant to the terms of a definitive Stock Purchase Agreement (the “WMI Sale Agreement”), which was previously disclosed in a Current Report on Form 8-K dated October 6, 2011. The WMI Purchase Agreement was filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which was filed on October 12, 2011.

 At the November 15, 2011 closing of the sale of WMI, the Company received $700,000 in net proceeds, including $300,000 that had previously been delivered to the Company in the form of a down payment. In addition, approximately 25.4 million shares of Liberator common stock owned by Mr. Petrenko were surrendered by Mr. Petrenko and placed into escrow until certain outstanding loans of the Company were either satisfied or WMI and Mr. Petrenko were provided with a written release of any liability as a guarantor. On February 7, 2012, the Company obtained the written releases described in the escrow agreement and the 25,394,400 shares were disbursed from escrow to the Company and the shares were retired. Immediately following retirement of the 25,394,400 shares, there were 67,002,647 shares of common stock issued and outstanding.

Also effective at the closing of the transaction, (a) Fred Petrenko resigned as a director and Executive Vice President of the Company, and Rufina Bulatova resigned as Vice President - Online Marketing of the Company (b) the Voting Agreement between the Company, Louis S. Friedman and Fyodor Petrenko, dated January 27, 2011, was cancelled, and (c) the Employment Agreement between the Company and Fyodor Petrenko, dated January 27, 2011, was terminated and cancelled.

The assets and liabilities of WMI are classified as discontinued operations in the Company’s accompanying Condensed Consolidated Balance Sheets and the results of operations of WMI are classified as discontinued operations in the Company’s accompanying Condensed Consolidated Statements of Operations.

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

Going Concern - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company had a net loss of $132,986 and $604,047 for the six months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company has an accumulated deficit of $7,139,605 and a working capital deficit of $1,006,654.

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

NOTE 2. DISCONTINUED OPERATIONS

Major Categories of Assets and Liabilities Sold

At September 30, 2011 and June 30, 2011, the major categories of assets and liabilities of WMI were comprised of the following:

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$170,572	$167,929
Accounts receivable, net	77,828	50,600
Inventories, net	937,489	943,312
Prepaid expenses	54,663	25,773

Total current assets	1,240,552	1,187,614
Equipment, net	49,445	49,261
Intangible assets, net	836,260	847,082
Goodwill	1,633,592	1,633,592

Total assets	$3,759,849	$3,717,549

LIABILITIES
Current liabilities:
Accounts payable	$695,224	$646,968
Accrued compensation	24,381	14,975
Accrued expenses and interest	38,797	22,562

Total liabilities	$758,402	$684,505

The following table sets forth the components of discontinued operations:

Quarter Ended September 30, 2011
Net sales	$2,626,608
Cost of sales	1,739,277
Gross profit	887,331
Advertising expenses	315,551
Other sales and marketing expenses	376,693
General and administrative expenses	216,104
Depreciation and amortization expenses	5,011
Total operating expenses	913,359
Operating loss	(26,028)
Interest Expense	13
Loss From Operations of Discontinued Operations	(101,432)
Loss from Discontinued Operations	$(127,473)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

 The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. At December 31, 2011, accounts receivable totaled $1,402,505 net of $11,486 in the allowance for doubtful accounts. At June 30, 2011, accounts receivable totaled $710,780, net of $14,055 in the allowance for doubtful accounts.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of December 31, 2011, substantially all of our cash and cash equivalents were managed by a single financial institution.  As of December 31, 2011, some of our cash and cash equivalents balances with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

Fair Value of Financial and Derivative Instruments

The Company values its financial instruments in accordance with new accounting guidance on fair value measurements, which, for certain financial assets and liabilities, requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 - Observable prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At December 31, 2011, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $22,161 at December 31, 2011 and $6,835 at June 30, 2011. Advertising expense for the three months ended December 31, 2011 and 2010 was $146,018 and $131,249, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $24,635 for the three months ended December 31, 2011 and $32,463 for the three months ended December 31, 2010. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2011.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at December 31, 2011 was $275,843. The rent expense under this lease for the three months ended December 31, 2011 and 2010 was $80,931. The Company also leases certain equipment under operating leases, as more fully described in Note 11 - Commitments and Contingencies .

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. We measure the cost of each stock option at its fair value on the grant date. Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as expense in the financial statements over the respective vesting period. The expense recognized reflects an estimated forfeiture rate for unvested awards of 25%. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Stockholders’ Equity and Compensation Expense accounts.

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

The following is a summary of segment results for the Direct, Wholesale, and Other segments.

	Quarter Ended		Two Quarters Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010

Net Sales:
Direct	$1,564,690	$1,502,426	$2,655,787	$2,703,153
Wholesale	2,360,266	1,903,597	3,967,950	3,078,780
Other	368,526	291,608	623,885	539,796
Total Net Sales	$4,293,482	$3,697,631	$7,247,622	$6,321,729

Gross Margin:
Direct	$778,336	$655,886	$1,303,091	$1,232,018
Wholesale	413,300	368,347	724,029	653,285
Other	63,280	(88,929)	94,273	(30,143)
Total Gross Margin	$1,254,916	$935,304	$2,121,393	$1,855,160

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

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and December 31, 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the three and six month periods ended December 31, 2011 and 2010, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 removes certain presentation options and requires entities to report components of net income and comprehensive income in either one continuous statement of comprehensive income or two separate but consecutive statements. There is no change to the items that are reported in other comprehensive income. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows for assessment of qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether or it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-08 will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update provides that an entity shall disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position. Required disclosures should be made separately for assets and liabilities and include (a) gross amounts of those assets and liabilities; (b) the amounts that have been offset; (c) the net amounts presented in the statement of financial position; and (d) the amounts subject to an enforceable master netting arrangement.  This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will adopt this guidance for its first quarter in fiscal year 2014. The Company does not anticipate that the adoption of this update will have a significant impact on its results of operations or financial position.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The update defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The amendments in this update are effective for the Company’s first quarter in fiscal year 2012. The Company does not believe that the adoption of this update has had, or anticipates that it will have in the future a significant impact on its results of operations or financial position.

Net Income (Loss) Per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings per common share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants and options (calculated using the treasury stock method). During the three months ended December 31, 2011, outstanding warrants and options were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period and they would be anti-dilutive, thereby increasing the net income per common share. Basic and diluted net loss per share is the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive as a result of the Company’s losses and would decrease the net loss per common share.

 The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect:

	Balance at December 31,
	2011	2010
Common stock options	3,445,956	2,306,456
Common stock warrants	2,712,393	2,712,393
Convertible notes	2,500,000	2,500,000
Total	8,658,349	7,518,849

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011. The Company’s goodwill and certain identifiable intangible assets were eliminated with the sale of Web Merchants Inc., effective October 1, 2011.

NOTE 5. STOCK-BASED COMPENSATION

Options

At December 31, 2011, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2011, the number of shares available for issuance under the Plan was 1,992,500.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2011:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2011	2,130,956	3.4	$.201	$-
Granted	1,488,000	4.9	.16	-
Exercised	-	-	-	-
Forfeited or expired	(173,000)	-	.216	-
Options outstanding as of December 31, 2011	3,445,956	3.8	$.217	$-
Options exercisable as of December 31, 2011	978,081	2.1	$.217	$-

 The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.14 for such day.

A summary of the Company’s non-vested options for the six months ended December 31, 2011 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	1,501,000	$.06
Granted	1,488,000	.04
Vested	(381,375)	.06
Forfeited	(139,750)	.06
Non-vested at December 31, 2011	2,467,875	$.05

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2011:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.15 to .16	2,372,500	4.6	$.16	222,125	$.15
$.228 to .25	1,073,456	2.0	.24	755,956	.24
Total stock options	3,445,956	3.8	$.183	978,081	$.22

Stock-based compensation

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no outstanding awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the six month period ended December 31, 2011 and 2010 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 25%, based on historical experience.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Quarter Ended December 31,		Two Quarters Ended December 31,
	2011	2010	2011	2010
Cost of Goods Sold	$2,916	$1,253	$5,697	$2,044
Other Selling and Marketing	1,413	1,012	2,539	2,015
General and Administrative	1,727	1,066	3,233	2,090
Total	$6,056	$3,331	$11,469	$6,149

As of December 31, 2011, the Company’s total unrecognized compensation cost was $143,766 which will be recognized over the vesting period of 3.4 years.

NOTE 6. INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2011	June 30, 2011

Raw materials	$453,601	$416,675
Work in process	126,838	165,054
Finished goods	571,752	543,694
	$1,152,191	$1,125,423

 NOTE 7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	December 31, 2011	June 30, 2011	Estimated Useful Life
Factory Equipment	$1,584,858	$1,571,532	7-10 years
Computer Equipment and Software	846,359	842,203	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	330,962	330,961	15 years
Subtotal	2,929,175	2,911,692
Accumulated Depreciation	(2,082,951)	(1,979,454)
	$846,224	$932,238

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2011.

NOTE 8. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2011	June 30, 2011
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	$-	$4,210

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	-	1,258

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing February 17, 2012	8,000	34,000

Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 23, 2011	-	62,986

Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing March 16, 2012	32,339	97,507

Unsecured note payable to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2012. Beginning May 31, 2011, the interest rate is increased to 20%, with interest due monthly, and the principal due in full on May 1, 2012	200,000	200,000

Unsecured note payable to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2012; extended to January 3, 2013 with interest due monthly and principal due on maturity	300,000	300,000

Unsecured note payable to an individual with monthly interest payments at 20%, principal amount due in full on July 31, 2012	100,000	-

Total Notes Payable	$640,339	$699,961
Less: current portion	(340,339)	(699,961)
Long-term Note Payable	$300,000	$-

NOTE 9. LINE OF CREDIT

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of December 31, 2011 the lenders Index Rate was 4.75%).  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility. On December 31, 2011, the balance owed under this line of credit was $754,106.  On December 31, 2011, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 10. CREDIT CARD ADVANCE

On May 19, 2011, OneUp and Foam Labs entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by March 19, 2012.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  As of December 31, 2011, $122,369 was owed under this agreement.

NOTE 11. UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 5% to 12%. The aggregate amount owed on the three unsecured lines of credit was $56,169 at December 31, 2011 and $71,393 at June 30, 2011.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. Lease payments are on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at December 31, 2011 was $275,843 and $296,192 at June 30, 2011. The rent expense under this lease for the three months ended December 31, 2011 and 2010 was $80,931.

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

Future minimum lease payments under non-cancelable operating leases at December 31, 2011 are as follows:

Year ending June 30,
2012 (six months)	$222,406
2013	415,013
2014	410,729
2015	424,029
Thereafter through 2016	209,324
Total minimum lease payments	$1,681,501

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to December 31, 2011:

Year ending June 30,
2012 (six months)	$17,612
2013	27,178
2014	7,601
2015	-
Total minimum lease payments	52,391
Less amount representing interest	(9,150)
Present value of net minimum lease payments	43,241
Less current portion	(26,721)
Long-term obligations under leases payable	$16,520

Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, except that on September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, under the caption Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman, Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia.  The plaintiff seeks repayment of a shareholder loan in the amount of $29,948 and unspecified amounts of compensatory, punitive, and statutorily trebled damages. The plaintiff alleges breach of fiduciary duty, breach of contract, fraud, and violation of the Georgia Securities Act, among other claims.  On February 6, 2012, the Company reached a Memorandum of Understanding that reflects an agreement in principal to settle all of Mr. Cohen's claims against all named defendants. The settlement is subject to various material conditions that have not yet occurred, and a formal settlement agreement has not yet been finalized.

NOTE 13.  TAXES

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

 Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating loss carryforwards at June 30, 2011; however, the Company has not performed a change of control study and, therefore, has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of December 31, 2011, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of “FASB Statement No. 109.”  As of December 31, 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for tax years before 2008.

NOTE 14. EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at December 31, 2011 and June 30, 2011.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2011, the Company had reserved the following shares of common stock for issuance:

(in shares)	December 31, 2011
Non-qualified stock options	438,456
Shares of common stock subject to outstanding warrants	2,712,393
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	2,500,000
Total shares of common stock equivalents	14,950,849

Preferred Stock - In connection with the Merger and pursuant to the Merger Agreement, each Old Liberator Preferred Share was to be converted into one share of Liberator Preferred Stock with the provisions, rights, and designations set forth in the Merger Agreement. However, on the execution date of the Merger Agreement, the Company was not authorized to issue any preferred stock, and, therefore, the parties agreed that the Company would take the appropriate steps to file an amendment to its Articles of Incorporation authorizing the issuance of the Liberator Preferred Stock, and at such time the Old Liberator Preferred Stock would be exchanged pursuant to the terms of the Merger Agreement.

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

 Warrants - As of December 31, 2011, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within four years of December 31, 2011.

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

NOTE 15. RELATED PARTIES

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8 - Line of Credit).  In addition, Liberator, Inc. has provided their corporate guarantees of the credit facility.  On December 31, 2011, the balance owed under this line of credit was $754,106.  On December 31, 2011, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

Repayment of the loan from Credit Cash (see Note 9 - Credit Card Advance) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  As of December 31, 2011, $122,369 was owed under this agreement.

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

On December 23, 2010, the Company issued an unsecured promissory note to Hope Capital for $120,000. Terms of the note call for bi-weekly principal and interest payments of $5,110 with the note due in full on December 23, 2011. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate (which was 3.25% on June 30, 2011) until paid and totaled $1,580 as of December 31, 2011. This note is subordinate to all other credit facilities currently in place.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of December 31, 2011, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $12,852.  This amount will be amortized over the remaining life of the note as additional interest expense.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share.  At December 31, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $14,875.  This amount will be amortized over the remaining life of the note as additional interest expense.

On June 30, 2008, the Company had a subordinated note payable to the majority shareholder and CEO in the amount of $310,000 and the majority shareholder’s wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948.  In connection with the Company’s June 26, 2009 merger, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to Series A Convertible Preferred Stock.  Interest on the notes during fiscal 2010 and 2011 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $3,607 and $3,443, respectively.  The accrued interest balance on these notes, as of December 31, 2011 and June 30, 2011, was $8,866 and $7,954, respectively. These notes are subordinate to all other credit facilities currently in place.

NOTE 16. CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of December 31, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $14,875.  This amount will be amortized over the remaining life of the note as additional interest expense. On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of December 31, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $12,852.  This amount will be amortized over the remaining life of the note as additional interest expense.

NOTE 17. SUBSEQUENT EVENTS

On January 13, 2012, the Company issued an unsecured promissory note to Hope Capital for $250,000. Hope Capital is a shareholder of the Company and was the majority shareholder of Old Liberator before the merger with OneUp Innovations. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 11, 2013. Mr. Friedman personally guaranteed the repayment of the loan obligation.

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

	Quarter Ended
	December 31,
	2011	2010
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.8%	74.7%
Gross Margin	29.2%	25.3%

Selling, General and Administrative Expenses	23.8%	30.3%

Income (Loss) From Continuing Operations	5.4%	(5.0)%

	Two Quarters Ended
	December 31,
	2011	2010
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.7%	70.7%
Gross Margin	29.3%	29.3%

Selling, General and Administrative Expenses	26.8%	35.0%

Income (Loss) From Continuing Operations	2.5%	(5.7)%

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

Net sales. Net sales for the three months ended December 31, 2011 increased from the comparable prior year period by $595,851, or 16%.  The increase in net sales was primarily due to higher sales through the Wholesale channel. As a result of a continued focus on our Wholesale business, sales to Wholesale customers during the second quarter increased approximately 24% from the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Combined sales of Tenga and Booty Parlor products during the second quarter of fiscal 2012, of which 97% were sold through the Wholesale channel, accounted for 19.7% of total net sales and 13.7% of the gross profit.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the three months ended December 31, 2011 increased to $1,254,916 from $935,304 (an increase of 34%) in the comparable prior year period. Gross profit as a percentage of sales increased to 29% for the three months ended December 31, 2011 from 25% in the comparable prior year period and primarily resulted from both an improvement in the Direct margin (which resulted from better production efficiencies) and an increase in Wholesale sales with the corresponding increase in Wholesale margin. Gross profit from the Other sales channel (which consists principally of shipping and handling fees derived from our Direct sales channel) improved from a negative 30% to a positive 17% of Other sales revenue.

Operating expenses. Total operating expenses for the three months ended December 31, 2011 were 24% of net sales, or $1,021,204, compared to 30% of net sales, or $1,119,329, for the same period in the prior year.  The decrease in operating expenses was primarily the result of lower legal expense ($75,781), lower rent expense as a result of the sub-lease agreement with WMI ($36,000) and lower personnel related costs in sales and marketing ($25,529.) Advertising and promotion expense increased from $131,249 to $146,018, or 11%. Depreciation expense decreased from $53,579 to $41,030, as many assets with five-year lives became fully depreciated.

 Other income (expense). Other income (expense) decreased from an expense of $177,464 in fiscal 2011 to an expense of $92,321 in fiscal 2012.  Interest expense and financing costs in the current and prior year quarter included $12,257 from the amortization of the debt discount on the convertible notes. Interest expense decreased from $112,881 in the prior year second quarter to $80,261 in the current year quarter, as the prior year included $48,000 in interest expense related to the one-time finance charge on the credit card advance. Excluding the prior year one-time charge of $48,000, interest expense increased from $64,881 to $80,261 as a result of higher average debt balances. Expenses related to merger in the prior year consists of the fair market value of the 350,000 shares we issued to Belmont Partners, LLC in connection with a Settlement and General Release we entered into on October 13, 2010.

Income taxes. Income taxes expense of $0 was recorded in the three months ended December 31, 2011 and 2010.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

Six Month Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Net sales. Net sales for the six months ended December 31, 2011 increased from the comparable prior year period by $925,893, or 15%.  The increase in net sales was primarily due to higher sales through the Wholesale channel. As a result of a continued focus on our Wholesale business, sales to Wholesale customers during the first six months of fiscal 2012 increased approximately 29% from the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Combined sales of Tenga and Booty Parlor products during the first two quarters of fiscal 2012, of which 97% were sold through the Wholesale channel, accounted for 20.7% of total net sales and 13.9% of the gross profit.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the six months ended December 31, 2011 increased to $2,121,393 from $1,855,160 (an increase of 14%) in the comparable prior year period. Gross profit as a percentage of sales increased slightly to 29.2% for the six months ended December 31, 2011 from 29% in the comparable prior year period and primarily resulted from an improvement in the Direct margin (which resulted from better production efficiencies and less discounting.) Gross profit from the Other sales channel (which consists principally of shipping and handling fees derived from our Direct sales channel) improved from a negative 6% to a positive 15% of Other sales revenue.

Operating expenses. Total operating expenses for the six months ended December 31, 2011 were 27% of net sales, or $1,940,040, compared to 35% of net sales, or $2,213,842, for the same period in the prior year and represents a decrease of 12%.  The decrease in operating expenses was primarily the result of lower legal expense ($100,308), lower rent expense as a result of the sub-lease agreement with WMI ($54,059) and lower personnel related costs in sales and marketing ($63,942) and general and administration ($126,190.) Advertising and promotion expense decreased from $256,628 to $210,150, or 18%.

 Other income (expense). Other income (expense) decreased from an expense of $245,365 in fiscal 2011 to an expense of $92,321 in fiscal 2012.  Interest expense and financing costs in the current and prior year quarter included $12,257 from the amortization of the debt discount on the convertible notes. Interest expense decreased slightly from $168,550 in the six months of the prior fiscal year to $162,673 in the current comparable year period.

Income taxes. Income taxes expense of $0 was recorded in the six months ended December 31, 2011 and 2010.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Two Quarters Ended
	December 31,
	2011	2010
Cash flow data:
Cash used in operating activities – continuing operations	$(352,432)	$(614,251)
Cash used in investing activities – continuing operations	(17,482)	(50,156)
Cash (used in) provided by financing activities – continuing operations	(69,552)	659,719

 As of December 31, 2011, our cash and cash equivalents totaled $745,794, compared to $383,971 in cash and cash equivalents as of December 31, 2010.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash used in operating activities from continuing operations primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash used in operating activities from continuing operations was $352,432 for the six months ended December 31, 2011 compared to cash used in operating activities of $614,251 for the six months ended December 31, 2010. The primary reasons for the improvement was the reduced net loss ($471,061), a reduced increase in inventory levels ($203,111) offset by an increase in accounts receivable ($174,687).

Investing Activities

Cash used in investing activities from continuing operations was $17,482 in the six months ended December 31, 2011 compared to $50,156 in the comparable prior year period. Cash provided by investing activities from discontinued operations was primarily attributable to the sale of Web Merchants Inc. in November 2011.

Financing Activities

Cash used in financing activities from continuing operations during the six months ended December 31, 2011 was $69,552 and was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit and the issuance of a short-term note.

Cash provided by financing activities from continuing operations in the six months ended December 31, 2010 was $659,719 and was primarily attributable to the borrowings under the line of credit and credit card advance.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

 Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $46,808 for the six months ended December 31, 2011 and a net loss of $801,252 for the year ended June 30, 2011. As of December 31, 2011, we have an accumulated deficit of $7,139,605 and a working capital deficit of $1,006,654.

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

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2012 to be under $75,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform and our computer network infrastructure.

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

At December 31, 2011, we had $754,106 outstanding on our line of credit, compared to an outstanding balance of $460,758 at June 30, 2011.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA loss for the six months ended December 31, 2011 and 2010:

	Two Quarters ended December 31,
	2011	2010
Net loss	$(132,986)	$(604,047)

Less interest income	(321)	(199)

Plus interest expense	162,673	168,550

Plus depreciation and amortization expense	103,497	109,503

Plus stock-based compensation	36,469	6,149

Plus amortization of debt issuance costs	24,514	24,514

Adjusted EBITDA income (loss)	$193,846	$(295,530)

As used herein, Adjusted EBITDA represents income (loss) before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs and stock-based compensation expense. We have excluded the non-operating item, amortization of debt issuance costs, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for amortization of debt issuance costs and stock-based compensation expense.

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

PART II.      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, except that on September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, under the caption Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman , Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia.  The plaintiff seeks repayment of a shareholder loan in the amount of $29,948 and unspecified amounts of compensatory, punitive, and statutorily trebled damages. The plaintiff alleges breach of fiduciary duty, breach of contract, fraud, and violation of the Georgia Securities Act, among other claims.  On February 6, 2012, the Company reached a Memorandum of Understanding that reflects an agreement in principal to settle all of Mr. Cohen's claims against all named defendants. The settlement is subject to various material conditions that have not yet occurred, and a formal settlement agreement has not yet been finalized.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Restricted Common Stock for Services

On November 17, 2011, we issued 250,000 shares of common stock with a recorded value of $25,000 to Trilogy Capital Partners for investor relations services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

ITEM 6.           Exhibits

Exh. No.	Description

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer **
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer **
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer **
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer **
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* **

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

February 14, 2012	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 14, 2012	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)