Form 10-Q
period 2012-03-31
Liberator, Inc.
filed 2012-05-15
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of April 30, 2012 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$642,005	$514,048
Accounts receivable, net	813,795	710,780
Inventories, net	1,334,194	1,125,423
Prepaid expenses	56,186	51,955
Current assets of discontinued operations	-	1,019,685
Total current assets	2,846,180	3,421,891
Equipment and leasehold improvements, net	825,340	932,238
Other assets	9,082	5,341
Intangible assets of discontinued operations	-	847,082
Goodwill of discontinued operations	-	1,633,592
Other assets of discontinued operations	-	49,261
Total assets	$3,680,602	$6,889,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,779,893	$1,744,371
Accrued compensation	335,789	228,180
Accrued expenses and interest	133,827	165,154
Line of credit	429,113	460,758
Current portion of leases payable	29,922	33,973
Current portion of deferred rent payable	12,834	46,017
Notes payable	805,710	699,961
Convertible notes payable- shareholder (net)	609,530	-
Credit card advance	-	389,926
Current liabilities of discontinued operations	-	684,505
Total current liabilities	4,136,618	4,452,845
Long-term liabilities:
Long-term portion of leases payable	6,665	29,766
Notes payable - related party	116,000	145,948
Unsecured lines of credit	48,266	71,393
Deferred rent payable	250,175	250,175
Convertible notes payable - shareholder (net)	-	572,759
Total long-term liabilities	421,106	1,070,041
Total liabilities	4,557,724	5,522,886

Commitments and contingencies
Stockholders’ equity (deficit):
Series A Convertible Preferred stock, 10,000,000 shares authorized, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of March 31, 2012 and at June 30, 2011	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 67,102,596 shares issued and outstanding at March 31, 2012 and 91,947,047 at June 30,2011	671,026	919,470
Additional paid-in capital	5,592,991	7,423,401
Accumulated deficit	(7,141,569)	(7,026,870)
Accumulated other comprehensive income of discontinued operations	-	50,087
Total stockholders’ equity (deficit)	(877,122)	1,366,518
Total liabilities and stockholders’ equity	$3,680,602	$6,889,405

 See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Quarter Ended March 31,		Three Quarters Ended March 31,
	2012	2011	2012	2011

Net Sales	$3,961,059	$3,553,137	$11,208,681	$9,874,866
Cost of goods sold	2,709,453	2,385,223	7,835,682	6,851,793
Gross profit	1,251,606	1,167,914	3,372,999	3,023,073
Operating expenses
Advertising and Promotion	130,507	90,768	340,657	347,396
Other selling and marketing	366,410	385,834	983,406	1,060,831
General and administrative	594,677	550,963	1,604,073	1,723,662
Depreciation and amortization	54,114	53,184	157,611	162,687
Acquisition-related costs	-	81,185	-	81,185
Total operating expenses	1,145,708	1,161,934	3,085,747	3,375,761
Income (loss) from continuing operations	105,898	5,980	287,252	(352,688)
Other Income (Expense):
Interest income	214	317	535	516
Interest (expense) and financing costs	(95,820)	(90,771)	(258,493)	(259,321)
Expenses related to merger	-	-	-	(52,500)
Debt issuance costs	(12,257)	(12,257)	(36,771)	(36,771)
Total Other Income (Expense)	(107,863)	(102,711)	(294,729)	(348,076)
Loss from continuing operations before income taxes	(1,965)	(96,731)	(7,477)	(700,764)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(1,965)	(96,731)	(7,477)	(700,764)

Income from discontinued operations	-	198,805	-	198,805
Loss from discontinued operations, including loss on disposal of $101,432	-	-	(127,473)	-
Net income (loss)	$(1,965)	$102,074	$(134,950)	$(501,959)
Net income (loss) per share
Basic	$(0.00)	$0.00	$(0.00)	$(0.01)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)
Weighted average common shares outstanding
Basic	69,593,750	83,414,060	87,151,237	61,762,649
Diluted	69,632,805	83,414,060	87,185,121	61,762,649

See accompanying notes to unaudited interim financial statements.

  LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Quarters Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(134,950)	$(501,959)
Less: Loss from discontinued operations	(26,041)	-
Less: Loss from sale of discontinued operations	(101,432)	198,805
Loss from continuing operations	(7,477)	(700,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	157,611	169,854
Amortization of debt discount	36,771	36,770
Expenses related to merger	-	52.500
Common stock issued for services	55,000	5,600
Stock based compensation expense	26,469	12,612
Deferred rent payable	(33,183)	(25,203)
Changes in operating assets and liabilities:
Accounts receivable	(103,015)	(273,524)
Inventories	(208,772)	(299,436)
Prepaid expenses and other assets	(4,231)	113,861
Accounts payable	35,522	465,333
Accrued compensation	107,608	52,656
Accrued expenses and interest	(31,327)	55,219
Cash used in operating activities - continuing operations	(96,496)	(135,716)
Cash provided by (used in) operating activities - discontinued operations	28,613	(151,350)

Net cash used in operating activities	(67,883)	(287,066)

INVESTING ACTIVITIES:
Cash investment in Web Merchants, Inc. net of cash acquired	-	29,000
Investment in equipment and leasehold improvements	(50,712)	(66,479)
Cash used in investing activities - continuing operations	(50,712)	(37,479)
Cash provided by investing activities - discontinued operations	813,176	(13,976)

Net cash provided by (used in) investing activities	762,464	(51,455)

FINANCING ACTIVITIES:
Repayments under line of credit	(3,176,645)	(3,319,196)
Borrowings under line of credit	3,145,000	3,497,642
Proceeds from credit card cash advance	-	448,000
Repayment of credit card cash advance	(389,926)	(359,895)
Repayment of related party loans	(29,948)	-
Repayment of unsecured line of credit	(23,127)	(77,974)
Proceeds from issuance of debt	100,000	-
Proceeds from short-term debt	250,000	650,000
Repayment of short-term debt	(244,251)	(301,061)
Principal payments on equipment note payable and capital leases	(27,153)	(73,742)
Cash provided by (used in) financing activities - continuing operations	(396,050)	463,774

Net cash provided by (used in) financing activities	(396,050)	463,774

Net increase (decrease) in cash and cash equivalents	298,531	125,253
Cash and cash equivalents at beginning of period	514,048	490,236
Cash and cash equivalents at end of period	812,579	615,489
Less cash and cash equivalents of discontinued operations	170,574	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$642,005	$615,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$251,620	$203,310

Income taxes	$-	$-

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

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

On November 15, 2011, the Company consummated the sale of its interest in its subsidiary WMI to Web Merchants Atlanta, LLC, an entity controlled by the President and former majority shareholder of WMI, Fred Petrenko, effective October 1, 2011. The sale took place pursuant to the terms of a definitive Stock Purchase Agreement (the “WMI Sale Agreement”), which was previously disclosed in a Current Report on Form 8-K dated October 6, 2011. The WMI Purchase Agreement was filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which was filed on October 12, 2011.

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

The assets and liabilities of WMI are classified as discontinued operations in the Company’s accompanying Condensed Consolidated Balance Sheets and the results of operations of WMI are classified as discontinued operations in the Company’s accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

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

Going Concern - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company had a net loss of $134,950 and $501,959 for the nine months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the Company has an accumulated deficit of $7,141,569 and a working capital deficit of $1,290,438.

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

NOTE 2. DISCONTINUED OPERATIONS

Major Categories of Assets and Liabilities Sold

Effective October 1, 2011, the Company sold WMI to Web Merchants Atlanta, LLC, an entity controlled by the President and former majority shareholder of WMI, Fred Petrenko. At September 30, 2011 and June 30, 2011, the major categories of assets and liabilities of WMI were comprised of the following:

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

As of March 31, 2012, all amounts associated with WMI are reflected as discontinued operations.

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

Allowance for Doubtful Accounts

 The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. At March 31, 2012, accounts receivable totaled $813,795 net of $6,707 in the allowance for doubtful accounts. At June 30, 2011, accounts receivable totaled $710,780, net of $14,055 in the allowance for doubtful accounts.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of March 31, 2012, substantially all of our cash and cash equivalents were managed by a single financial institution.  As of March 31, 2012, some of our cash and cash equivalents balances with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Canada.

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

At March 31, 2012, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $15,217 at March 31, 2012 and $6,835 at June 30, 2011. Advertising expense for the three months ended March 31, 2012 and 2011 was $130,507 and $90,768, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $19,255 for the three months ended March 31, 2012 and $34,493 for the three months ended March 31, 2011. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2012.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2012 was $263,009. The rent expense under this lease for the three months ended March 31, 2012 and 2011 was $80,931. The Company also leases certain equipment under operating leases, as more fully described in Note 11 - Commitments and Contingencies .

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

The following is a summary of segment results for the Direct, Wholesale, and Other segments.

	Quarter Ended		Three Quarters Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Net Sales:
Direct	$1,308,859	$1,324,181	$3,964,646	$4,027,334
Wholesale	2,353,379	1,765,863	6,321,329	4,844,642
Other	298,821	463,093	922,706	1,002,890
Total Net Sales	$3,961,059	$3,553,137	$11,208,681	$9,874,866

Gross Margin:
Direct	$649,020	$607,235	$1,952,111	$1,839,253
Wholesale	511,112	445,938	1,235,141	1,099,223
Other	91,474	114,741	185,747	84,597
Total Gross Margin	$1,251,606	$1,167,914	$3,372,999	$3,023,073

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

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and March 31, 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the three and nine month periods ended March 31, 2012 and 2011, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 removes certain presentation options and requires entities to report components of net income and comprehensive income in either one continuous statement of comprehensive income or two separate but consecutive statements. There is no change to the items that are reported in other comprehensive income. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Net Income (Loss) Per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings per common share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants and options (calculated using the treasury stock method). Outstanding common stock equivalents of 39,055 have been included in the calculation of diluted earnings per share for the three months ended March 31, 2012, and 33,884 for the nine months ended March 31, 2012 as they are anti-dilutive, as a result of the Company’s losses and would decrease the net loss per common share.

 The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect:

	Balance at March 31,
	2012	2011
Common stock options	3,221,831	2,261,956
Common stock warrants	2,712,393	2,712,393
Convertible notes	2,500,000	2,500,000
Total	8,434,224	7,474,349

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired goodwill and certain identifiable intangible assets as part of the acquisition in January 2011. The Company’s goodwill and certain identifiable intangible assets were eliminated with the sale of Web Merchants Inc., effective October 1, 2011.

NOTE 5. STOCK-BASED COMPENSATION

Options

At March 31, 2012, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2012, the number of shares available for issuance under the Plan was 1,991,500.

The following table summarizes the Company’s stock option activities during the six months ended March 31, 2012:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2011	2,130,956	2.5	$.201	$-
Granted	1,488,000	4.6	.16	-
Exercised	-	-	-	-
Forfeited or expired	(172,000)	-	.213	-
Options outstanding as of March 31, 2012	3,446,956	3.5	$.183	$-
Options exercisable as of March 31, 2012	980,581	1.9	$.218	$-

 The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.17 for such day.

A summary of the Company’s non-vested options for the nine months ended March 31, 2012 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	1,501,000	$.06
Granted	1,488,000	.04
Vested	(378,875)	.06
Forfeited	(143,750)	.06
Non-vested at March 31, 2012	2,466,375	$.05

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2012:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.15 to .16	2,368,500	4.3	$.16	222,125	$.15
$.228 to .25	1,078,456	1.7	.24	758,456	.24
Total stock options	3,446,956	3.5	$.183	980,581	$.22

Stock-based compensation

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no outstanding awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2012 and 2011 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 25%, based on historical experience.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Quarter Ended March 31,		Three Quarters Ended March 31,
	2012	2011	2012	2011
Cost of Goods Sold	$2,267	$3,460	$6,399	$5,504
Other Selling and Marketing	4,218	1,126	11,571	3,967
General and Administrative	3,077	1,877	8,499	3,141
Total	$9,562	$6,463	$26,469	$12,612

As of March 31, 2012, the Company’s total unrecognized compensation cost was $335,789 which will be recognized over the vesting period of 3.4 years.

NOTE 6. INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2012	June 30, 2011

Raw materials	$399,571	$416,675
Work in process	111,555	165,054
Finished goods	823,068	543,694
	$1,334,194	$1,125,423

 NOTE 7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	March 31, 2012	June 30, 2011	Estimated Useful Life
Factory Equipment	$1,616,302	$1,571,532	7-10 years
Computer Equipment and Software	848,145	842,203	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	330,961	330,961	15 years
Subtotal	2,962,404	2,911,692
Accumulated Depreciation	(2,137,064)	(1,979,454)
	$825,340	$932,238

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2012.

NOTE 8. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2012	June 30, 2011
Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	$-	$4,210

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011	-	1,258

Unsecured note payable to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing February 17, 2012	-	34,000

Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 23, 2011	-	62,986

Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing March 16, 2012	-	97,507

Unsecured note payable to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2012. Beginning May 31, 2011, the interest rate is increased to 20%, with interest due monthly, and the principal due in full on May 1, 2012 (see Note 17 – Subsequent Events)	200,000	200,000

Unsecured note payable to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2012; extended to January 3, 2013 with interest due monthly and principal due on maturity	300,000	300,000

Unsecured note payable to an individual with monthly interest payments at 20%, principal amount due in full on July 31, 2012	100,000	-

Unsecured note payable to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing January 11, 2013	205,710	-

Total Notes Payable	805,710	699,961
Less: current portion	(805,710)	(699,961)
Long-term Note Payable	$-	$-

NOTE 9. LINE OF CREDIT

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of March 31, 2012 the lenders Index Rate was 4.75%).  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility. On March 31, 2012, the balance owed under this line of credit was $429,113.  On March 31, 2012, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 10. CREDIT CARD ADVANCE

On May 19, 2011, OneUp and Foam Labs entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by March 19, 2012.  This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made.  The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  The loan was repaid in full on March 20, 2012.

NOTE 11. UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 5% to 12%. The aggregate amount owed on the three unsecured lines of credit was $48,266 at March 31, 2012 and $71,393 at June 30, 2011.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. Lease payments are on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2012 was $263,009 and $296,192 at June 30, 2011. The rent expense under this lease for the three months ended March 31, 2012 and 2011 was $80,931.

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

The Company also leases certain postage equipment under an operating lease.  The lease amount is $104 per month and expires May 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010. The lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at March 31, 2012 are as follows:

Year ending June 30,
2012 (three months)	$204,849
2013	415,397
2014	411,974
2015	425,274
2016	210,569
Thereafter through 2017	519
Total minimum lease payments	$1,668,582

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

The following is an analysis of the minimum future lease payments subsequent to March 31, 2012:

Year ending June 30,
2012 (three months)	$8,445
2013	27,178
2014	7,601
2015	-
Total minimum lease payments	43,224
Less amount representing interest	(6,637)
Present value of net minimum lease payments	36,587
Less current portion	(29,922)
Long-term obligations under leases payable	$6,665

Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, except that on September 1, 2010, Donald Cohen, a former officer, director and independent sales representative of Liberator, Inc., commenced an action against the Company and other defendants including certain current officers and directors, under the caption  Cohen v. WES Consulting, Inc., OneUp Innovations, Inc., OneUp Acquisitions, Inc., Liberator, Inc., f/k/a Remark Enterprises, Inc., Remark Enterprises, Inc., Belmont Partners LLC, Louis Friedman, Ronald Scott and Leslie Vogelman, Civil Action File No. 100V10590-8. in the Superior Court of Dekalb County, Georgia.  On March 28, 2012, the Company paid the plaintiff $40,000 to settle the litigation, repaid the shareholder loan and accrued interest totaling $32,465, and the matter was dismissed with prejudice.

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

 Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating loss carryforwards at June 30, 2011; however, the Company has not performed a change of control study and, therefore, has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of March 31, 2012, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of “FASB Statement No. 109.”  As of March 31, 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for tax years before 2008.

NOTE 14. EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at March 31, 2012 and June 30, 2011.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2012, the Company had reserved the following shares of common stock for issuance:

(in shares)	March 31, 2012
Non-qualified stock options	438,456
Shares of common stock subject to outstanding warrants	2,712,393
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	2,500,000
Total shares of common stock equivalents	14,950,849

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

 Warrants - As of March 31, 2012, outstanding warrants to purchase approximately 2,712,393 shares of common stock at exercise prices of $.25 to $1.00 will expire at various dates within four years of December 31, 2011.

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

NOTE 15. RELATED PARTIES

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8 - Line of Credit).  In addition, Liberator, Inc. has provided their corporate guarantees of the credit facility.  On March 31, 2012, the balance owed under this line of credit was $339,555.  On March 31, 2012, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

Repayment of the loan from Credit Cash (see Note 9 - Credit Card Advance) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott. The loan was repaid in full on March 20, 2012.

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

On March 17, 2011, the Company issued an unsecured promissory note to Hope Capital, Inc. for $130,000. Hope Capital is a shareholder of the Company and was the majority shareholder of Old Liberator before the merger with OneUp Innovations. Terms of the note call for bi-weekly principal and interest payments of $5,536 with the note due in full on March 16, 2012. Mr. Friedman personally guaranteed the repayment of the loan obligation.  This note was fully repaid on March 16, 2012.

On December 23, 2010, the Company issued an unsecured promissory note to Hope Capital for $120,000. Terms of the note call for bi-weekly principal and interest payments of $5,110 with the note due in full on December 23, 2011. Mr. Friedman personally guaranteed the repayment of the loan obligation.  This note was fully repaid on December 23, 2011.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate (which was 3.25% on June 30, 2011) until paid and totaled $1,624 as of March 31, 2012. This note is subordinate to all other credit facilities currently in place.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of March 31, 2012, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $12,852.  This amount will be amortized over the remaining life of the note as additional interest expense.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share.  At March 31, 2012, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $14,875.  This amount will be amortized over the remaining life of the note as additional interest expense.

On June 30, 2008, the Company had a subordinated note payable to the majority shareholder and CEO in the amount of $310,000 and the majority shareholder’s wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948 (which was repaid as part of the litigation settlement ”“ see Note 12 ”“ Commitments and Contingencies).  In connection with the Company’s June 26, 2009 merger, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to Series A Convertible Preferred Stock.  Interest on the notes during fiscal 2010 and 2011 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $3,607 and $3,443, respectively.  The accrued interest balance on these notes, as of March 31, 2012 and June 30, 2011, was $6,965 and $7,954, respectively. These notes are subordinate to all other credit facilities currently in place.

NOTE 16. CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of December 31, 2011, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $14,875.  This amount will be amortized over the remaining life of the note as additional interest expense. On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of March 31, 2012, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $12,852.  This amount will be amortized over the remaining life of the note as additional interest expense.

NOTE 17. SUBSEQUENT EVENTS

In May 2012, the unsecured note payable originally due May 1, 2012 was extended until May 1, 2013 under the same terms.

On April 2, 2012, the Company issued an unsecured promissory note to Hope Capital, Inc. for $130,000. Hope Capital is a shareholder of the Company and was the majority shareholder of Old Liberator before the merger with OneUp Innovations. Terms of the note call for bi-weekly principal and interest payments of $5,535.80 with the note due in full on April 2, 2013. Mr. Friedman personally guaranteed the repayment of the loan obligation.

Pursuant to a private placement memorandum and subscription agreement, on April 30, 2012, we issued 3,500,000 shares of our common stock to 10 individuals and entities in the aggregate amount of $350,000.

Pursuant to an engagement letter with Brookville Capital Partners, LLC, on April 30, 2012, we issued 650,000 shares of our common stock to Brookville Capital Partners, LLC with respect to investment banking and financial services performed by Brookville Capital Partners, LLC in connection with the above private placement. Such securities were not registered under the Securities Act of 1933. In addition, we paid Brookville Capital Partners, LLC a fee of $25,000 from the gross proceeds, plus $10,000 in non-accountable legal expenses.

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

	Quarter Ended
	March 31,
	2012	2011
Net Sales	100.0%	100.0%
Cost Of Goods Sold	68.4%	67.1%
Gross Margin	31.6%	32.9%

Selling, General and Administrative Expenses	28.9%	32.7%

Loss From Continuing Operations	2.7%	0.20%

	Three Quarters Ended
	March 31,
	2012	2011
Net Sales	100.0%	100.0%
Cost Of Goods Sold	69.9%	69.4%
Gross Margin	30.1%	30.6%

Selling, General and Administrative Expenses	27.5%	34.2%

Loss From Continuing Operations	2.6%	(3.6)%

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

Net sales. Net sales for the three months ended March 31, 2012 increased from the comparable prior year period by $407,922, or 11%.   As a result of a continued focus on our Wholesale business, sales to Wholesale customers during the third quarter increased approximately 33% from the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Combined sales of Tenga products during the third quarter of fiscal 2012, of which 97% were sold through the Wholesale channel, accounted for 23% of total net sales.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the three months ended March 31, 2012 increased to $1,251,606 from $1,167,914, (an increase of 7%) in the comparable prior year period. Gross profit as a percentage of sales decreased slightly to 31.6% for the three months ended March 31, 2012 from 32.9% in the comparable prior year period and primarily resulted from a decrease in the Wholesale margin (25.3% to 21.7%) and was partially offset by an improvement in the Direct margin (45.9% to 49.6%). Gross profit from the Other sales channel (which consists principally of shipping and handling fees derived from our Direct sales channel) decreased from 24.8% to 22.9% of Other sales revenue.

Operating expenses. Total operating expenses for the three months ended March 31, 2012 were 29% of net sales, or $1,145,708, compared to 30% of net sales, or $1,080,749, for the same period in the prior year (excluding acquisition-related costs in 2011).  The slight increase in operating expenses was primarily the result of higher general and administrative expense, higher advertising and promotion expense, offset in part by lower other selling and marketing expense.. The major changes in general and administrative expense were higher investor relations spending ($98,069), offset in part by lower legal expense ($71,319). Advertising and promotion expense increased from $90,768 to $130,507, or 44%. Sales and Marketing expense decreased from $385,834 to $366,410, or 5%, as a result of a decrease in the number of national trade shows attended for marketing purposes.

 Other income (expense). Other income (expense) increased from an expense of $102,711 in fiscal 2011 to an expense of $107,863 in fiscal 2012.  Interest expense and financing costs in the current and prior year quarter included $12,257 from the amortization of the debt discount on the convertible notes. Interest expense increased from $90,771 in the prior year third quarter to $95,820 in the current year quarter, as a result of higher average debt balances.

Income taxes. Income taxes expense of $0 was recorded in the three months ended March 31, 2012 and 2011.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

Three Quarters Ended March 31, 2012 Compared to Three Quarters Ended March 31, 2011

Net sales. Net sales for the nine months ended March 31, 2012 increased from the comparable prior year period by $1,333,815, or 13.5%.  The increase in net sales was primarily due to higher sales through the Wholesale channel. As a result of a continued focus on our Wholesale business, sales to Wholesale customers during the first nine months of fiscal 2012 increased approximately 30% from the prior year.  The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Combined sales of Tenga products during the first three quarters of fiscal 2012, of which 97% were sold through the Wholesale channel, accounted for 21% of total net sales.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the nine months ended March 31, 2012 increased to $3,372,999 from $3,023,073 (an increase of 12%) in the comparable prior year period. Gross profit as a percentage of sales decreased slightly to 30.1% for the nine months ended March 31, 2012 from 30.6% in the comparable prior year period. Gross profit as a percentage of sales for the Direct category increased from 45.7% in fiscal 2011 to 49.2% in the current year nine-month period, primarily due to a change in product mix. The gross margin percentage for the Wholesale sales category decreased from 22.7% last fiscal year to 19.5% in the current fiscal year, primarily as a result of increased sales to distributors. Gross profit from the Other sales channel (which consists principally of shipping and handling fees derived from our Direct sales channel) improved from 8.4% to 20.1% of Other sales revenue.

Operating expenses. Total operating expenses for the nine months ended March 31, 2012 were 27.5% of net sales, or $3,085,747, compared to 33.4% of net sales, or $3,294,576 (excluding acquisition related costs of $81,185 in 2011), for the same period in the prior year and represents a decrease of 6.3%.  The decrease in operating expenses was primarily the result of lower legal expense ($119,127), lower rent expense as a result of the sub-lease agreement with WMI ($72,000), offset in part by higher investor relations expense ($138,696).

 Other income (expense). Other income (expense) decreased from an expense of $295,576 in fiscal 2011 (excluding merger related expenses of $52,500) to an expense of $294,729 in fiscal 2012.  Interest expense and financing costs in the current and prior year quarter included $12,257 from the amortization of the debt discount on the convertible notes. Interest expense decreased slightly from $259,321 in the nine months of the prior fiscal year to $258,493 in the current comparable year period.

Income taxes. Income taxes expense of $0 was recorded in the nine months ended March 31, 2012 and 2011.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Quarters Ended
	March 31,
	2012	2011
Cash flow data:
Cash used in operating activities - continuing operations	$(96,496)	$(135,716)
Cash used in investing activities - continuing operations	(50,712)	(37,479)
Cash (used in) provided by financing activities - continuing operations	(396,050)	463,774

 As of March 31, 2012, our cash and cash equivalents totaled $642,005, compared to $615,489 in cash and cash equivalents as of March 31, 2011.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash used in operating activities from continuing operations primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash used in operating activities from continuing operations was $96,496 for the nine months ended March 31, 2012 compared to cash used in operating activities of $135,716 for the nine months ended March 31, 2011. The primary reasons for the improvement was the reduced net loss ($693,287), a reduced increase in inventory levels ($90,664) offset by an increase in accounts receivable ($170,509).

Investing Activities

Cash used in investing activities from continuing operations was $50,712 in the nine months ended March 31, 2012 compared to $37,479 in the comparable prior year period. Cash provided by investing activities from discontinued operations was primarily attributable to the sale of Web Merchants Inc. in November 2011.

Financing Activities

Cash used in financing activities from continuing operations during the nine months ended March 31, 2012 was $396,050 and was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit and the issuance of a short-term note.

Cash provided by financing activities from continuing operations in the nine months ended March 31, 2011 was $463,774 and was primarily attributable to the borrowings under the line of credit and credit card advance.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

 Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $134,950 for the nine months ended March 31, 2012 and a net loss of $501,959 for the nine months ended March 31, 2011. As of March 31, 2012, we have an accumulated deficit of $7,141,569 and a working capital deficit of $1,290,438.

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

At March 31, 2012, we had $429,113 outstanding on our line of credit, compared to an outstanding balance of $460,758 at June 30, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements. Those statements include, but may not be limited to, all statements regarding management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA loss for the nine months ended March 31, 2011 and 2012:

	Three Quarters ended March 31,
	2012	2011
Net loss	$(134,950)	$(501,959)

Less interest income	(535)	(516)

Plus interest expense	258,493	259,321

Plus depreciation and amortization expense	157,611	162,687

Plus stock-based compensation	26,469	12,612

Plus amortization of debt issuance costs	36,771	36,771

Adjusted EBITDA income (loss)	$343,859	$(31,084)

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

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

PART II.      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceeding in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

 ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Restricted Common Stock for Services

On January 3, 2012, February 1, 2012 and March 1, 2012, we issued 100,000 shares of common stock (for a total of 300,000 shares) with a recorded value of $30,000 to Trilogy Capital Partners for investor relations services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances. No sales commissions or other remuneration was paid in connection with these issuances.

Private Placement of Common Stock

Pursuant to a private placement memorandum and subscription agreement, on April 30, 2012, we issued 2,850,000 shares of our common stock to 10 individuals and entities in the aggregate amount of $350,000.  All of the shares were sold to “accredited investors” as defined in 501(a) of the Securities Act.   Pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders was accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act.

Pursuant to an engagement letter with Brookville Capital Partners, LLC, on April 30, 2012, we issued 650,000 shares of our common stock to Brookville Capital Partners, LLC with respect to investment banking and financial services performed by Brookville Capital Partners, LLC in connection with the above private placement. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In addition, we paid Brookville Capital Partners, LLC a fee of $25,000 from the gross proceeds, plus $10,000 in non-accountable legal expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

 ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

 ITEM 5. OTHER INFORMATION

None

ITEM 6.           Exhibits

Exh. No.	Description

10.1	Stock Issuance Agreement between Trilogy Capital Partners, Inc. and Liberator, Inc., dated November 16, 2011 **
10.2	Form of Subscription Agreement **
10.3	Engagement letter between Brookville Capital Partners LLC and Liberator, Inc., dated April 12, 2012 **
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer **
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer **
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer **
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer **
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

May 14, 2012	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2012	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)