Form 10-K
period 2012-06-30
Liberator, Inc.
filed 2012-10-11
CIK 1374567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES     ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files)    ☒ YES   ☐   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES     ☒  NO

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on December 30, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter, was $5,170,231.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 10, 2012 was 70,702,596.

Liberator, Inc.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) for Liberator, Inc. (“Liberator” the “Company””we” “our” or “us”) may contain forward-looking statements, which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects," "anticipates," "intends," "plan," "believes," "predicts", "estimates" or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning the Company, the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.  You should not place undue reliance on forward-looking statements.

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

  Statements relating to our business strategy;

  Statements relating to our business objectives; and

  Expectations concerning future operations, profitability, liquidity and financial resources.

 These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

  competition from other sexual wellness retailers and adult-oriented websites;

  our ability to extend, renew or refinance our existing debt;

  our ability to generate significant sales revenue from magazine, internet and radio advertising;

  the loss of one or more significant customers, or the loss of the rights to distribute Tenga products in North America;

  our plan to make continued investments in advertising and marketing;

  our ability to maintain our brands;

  unfavorable economic and market conditions and the impact on our leveraged financial position;

  our reliance on credit cards as a form of payment;

  our ability to keep up with new technologies and remain competitive;

  our ability to continue as a going concern;

  our history of operating losses and the risk of incurring additional losses in the future;

  security breaches may cause harm to our systems supply interruptions from raw material vendors;

  our ability to improve manufacturing efficiency at our production facility;

  trends in raw material costs and other costs both in the industry and specific to the Company;

  our ability to enforce and protect our intellectual property rights;

  we may be subject to claims that we have violated the intellectual property rights of others;

  the loss of our main data center or other parts of our infrastructure;

  systems failures and interruptions in our ability to provide access to our websites and content;

  companies providing products and services on which we rely may refuse to do business with us;

  changes in government laws affecting our business;

  we may not be successful in integrating any acquisitions we make;

  our dependence on the experience and competence of our executive officers and other key employees;

  restrictions to access on the internet affecting traffic to our websites;

  risks associated with currency fluctuations;

  an anticipated worsening US deficit and a rise in inflation in coming years that would put further stress on consumer spending;

  management’s goals and plans for future operations;

  risks associated with litigation and legal proceedings; and

  other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I.

ITEM 1.        Business

Our Business

We are a vertically integrated manufacturer that designs, develops and markets products and accessories that enhance intimacy. Liberator is also a nationally recognized brand trademark, brand category and a patented line of products commonly referred to as sexual positioning shapes and sex furniture. We are an integrated multi-channel, multi-brand direct-to-consumer retailer, distributor and wholesaler that also operates the Liberator brand website. We conduct our manufacturing, distribution and all administrative functions from a 140,000 square foot facility in Atlanta, Georgia.

We believe our Liberator customer base consists primarily of affluent, college educated couples that buy Liberator to enhance bedroom play and/or to improve sexual performance.

In the sexual wellness market, the Company conducts direct to consumer business through its owned and managed website www.liberator.com and the Liberator exhibition and concept store within our factory.

Through our wholly-owned subsidiary, OneUp Innovations Inc. (“OneUp”), we conduct wholesale business for Liberator products through five primary channels: (1) adult and female friendly retailers, flash sites and specialty boutiques, (2) e-tailers who sell our products through adult, mass market, drug and other sites offering sexual wellness products, (3) adult “toy” home party businesses, (4) mail order catalogers, and (5) distributors of adult / sexual wellness products. These wholesale accounts have approximately 950 retail locations and/or websites in the United States and Canada. We have a growing number of retailers who are also adding a dedicated Liberator exhibition concept to their merchandising space. We also sell internationally under exclusive license and manufacturing agreements.

Under OneUp, we also function as an exclusive resale distributor of the Tenga brand sold through the same wholesale and direct-to-consumer channels as branded Liberator products. For the year ended June 30, 2012, Tenga products represented approximately twenty-one percent of our consolidated net sales.

 In addition, the Company sells a line of contemporary beanbag seating under the Jaxx brand. Jaxx is an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx product line and accessory products are sold through the following four wholesale channels: (1) beanbag e-tailers, (2) mass markets, (3) mail order catalogers, and (4) retail furniture stores. The Company also owns and manages a website under the URL www.JaxxBeanBags.com for direct to consumer sales. For the year ended June 30, 2012, this product line represented approximately eleven percent of our consolidated net sales.

Unless the context requires otherwise, all references in this report to the “Company,” “Liberator,” “we,” “our,” and “us” refers to Liberator, Inc. and its subsidiaries.

Our executive offices are located at 2745 Bankers Industrial Dr., Atlanta, GA 30360; our telephone number is +1-770-246-6400.

Corporate History

Liberator, Inc. (the “Company”), located in Atlanta, Georgia, was incorporated in the State of Florida on February 25, 1999, under the name of WES Consulting, Inc. to provide consulting and commercial property management services. On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc. (f/k/a Remark Enterprises Inc.), a Nevada corporation (“Old Liberator”).  Pursuant to the Merger Agreement, Old Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”). References to the “Company” in this Annual Report include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc.

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

On January 27, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants, Inc., a Delaware corporation (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders.  Dmitrii Spetetchii also received $100,000 in cash, which represented $79,000 for the repayment of a loan he made to WMI and $21,000 in consideration for him signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI operated as a wholly owned subsidiary of the Company until October 1, 2011 when it was sold to Web Merchants Atlanta, LLC (“WMA”), an entity controlled by the President and former majority shareholder of WMI, Fyodor Petrenko. Under the WMI Sale Agreement, the Company received the 25.4 million shares of Liberator common stock owned by Mr. Petrenko and a cash payment of $700,000 in exchange for the issued and outstanding stock of WMI owned by the Company.

On February 28, 2011, the Company name was changed from WES Consulting, Inc. to Liberator, Inc.

OneUp Innovations, Inc.

Founded in Atlanta, Georgia in 2000, OneUp Innovations, Inc., the operating company of Liberator, Inc., provides goods to customers who believe that sensual pleasure and fulfillment are essential to a well-lived and healthy life.

Industry Background

The Company participates in the rapidly growing worldwide market of sexual wellness. What was once called Family Planning has evolved over the last decade into a new category called Sexual Wellness, a growing worldwide movement toward sexual health. Many of the major health and wellness retailers, pharmacies and on-line retailers have started embracing this movement, especially over the last two to three years. A Google search of the term “Sexual Wellness” returns over 3 million entries, with the first three entries in organic search being Amazon.com, Walgreens.com, and Overstock.com.

Major consumer brands are rapidly entering the Sexual Wellness market, with either new products or repackaged existing products. Such brands include:

  K-Y ®: the personal lubricant first introduced in 1917, now offers 10 products including products marketed as climax enhancers, for massage and foreplay, lubricants with sensation and vaginal moisturizers.

  Trojan Condoms ®, the leading condom in North America, now offers a line of nine vibrators and vibrating products. A recent quote from the Trojan Condom website - “vibrators are increasingly becoming as common in Americans’ bedrooms as coffee makers are in their kitchens.”

  Durex Condoms ® (a division of $15 billion UK-based Reckitt Benckiser) now offers a selection of vibrating products in addition to condoms.

 We believe that the category of Sexual Wellness is in the early stages of consumer awareness and that it will continue to grow and gain consumer acceptance to become a major trend in retailing.

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

Advertising and Branding

The Liberator.com website is the primary branding and advertising vehicle for the Liberator brand. We believe our website reinforces the Liberator mission and brand image while driving sales to all of our wholesale channels. We also believe we have distinguished ourselves from other web e-tailers in the adult and sexual wellness space by using edgy photography, instructional videos and exceptional art direction combined with an entertainment bent. Liberator attracts customers to its website and other retailers and e-tailers through internally developed print ads, and radio and television advertising during holiday periods. These provocative advertising campaigns communicate a distinctive image that differentiates us and creates a connection and following with our customers. Since inception, over $9.3 million has been spent building brand awareness. We have also aligned the brand with the entertainment industry appearing in Meet the Fockers, Burn after Reading and numerous TV and media events.

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

Flexible and Vertically Integrated Model

Our vertically integrated business model, with manufacturing, distribution, product development and marketing performed in-house, allows us to create new products with reduced lead times at a lower cost while enabling us to quickly respond to market and customer demands for new product releases. For our wholesale accounts, being able to fulfill large orders with shorter turnaround times allows us to capture business during December and February when wholesale customers make just-in-time holiday purchases.

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

During fiscal 2012, we began work on a comprehensive new enterprise level e-commerce platform which we expect to launch prior to the 2012 Christmas season. We expect this new e-commerce platform to provide our customers with a better user experience and, as a result, increase our Direct to consumer sales. We have agreements with our e-commerce and network providers to manage our data center with 24/7 response time and uptime guarantees.

Business Strategy

As one of the few recognized brands and brand categories in the sexual wellness market, our goals are to achieve long-term growth and profitability and diversify our sales base. We plan to achieve these goals using the following strategies:

  Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material costs by improving the productivity of our manufacturing processes. We recently implemented modest price increases for certain products, but are unable to predict if we will be able to successfully pass on recent raw material cost increases to our wholesale and retail customers.

  Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expands our offering to distributors, retailers and e-tailers across every channel of adult, mass market, drug and specialty accounts. For wholesalers thinking about adding sexual wellness products to their retail or online store, Liberator is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for sexual wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers particular demographic. For e-tailers, we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, typically the same day the order is received.

  Product Development. In fiscal 2011, we strategically expanded our Liberator offering by introducing several product line extensions, including Liberator Décor Series (shapes that coordinate with bedding), and Liberator Sex Toy Mounts. We also introduced the Liberator “Jaz series,” an offering of smaller-sized shapes designed for easier retail display at lower price points.  We are designing products for both form and function, crafting them with quality materials that define a new class of products that we call “Erotic Luxury.” We have developed a product growth strategy to capitalize on our strengths and core competencies of manufacturing and marketing. As a vertically integrated company, we plan to continue the development of new products in-house. This results in lower development costs and quicker sales execution to our established adult and sexual wellness channels, where the Liberator brand is often asked for by name. We also feel the Liberator brand name can be extended to a variety of other products including vibrators, pleasure objects and consumables, like massage oils and lubricants. Our ability to grow the Liberator brand and develop new growth opportunities depends in part on our ability to appropriately identify and execute our strategies and initiatives. Implementation of these plans may be delayed or may not be successful for a variety of reasons.

  Liberator Concept Store. Our 2,500 square foot Liberator exhibition store is the retail extension of our Liberator.com website. Located at our Atlanta factory, it is a gallery-like setting for sensual and erotic discovery, offering a presentation of products that celebrate intimacy and romantic imagination.  In our opinion, Liberator and luxury pleasure objects are meant to go together. Our concept store is a destination where customers can learn about, touch and purchase the Liberator products they have only been able to see online. In addition to Liberator branded shapes, furniture and accessories, the store features a range of better brands from around the globe including: designer sex toys, lounge-wear and lingerie collections, masks, cuffs and intimate accessories, erotic décor homewares, and bath and body essentials. Also included are limited addition hand-made items in glass, leather, latex and a collection of romantic gifts. We are dedicated to bringing our customers a compelling in-store experience through knowledgeable associates, interactive media displays and a high level of service, quality and innovation. The store also serves as a laboratory to listen and observe consumer reaction to new products and evaluate price points and merchandising techniques. Our concept store has demonstrated the power of the Liberator brand as customers, both singles and couples, want to feel and experience our products and, although we are located in an industrial park, they are willing to travel to the store, return repeatedly and refer friends. We believe that a Liberator branded retail concept is ready to be expanded beyond our single location to large metropolitan areas, providing an upscale experience in-sync with the overall mainstreaming of sexual wellness.

  Jaxx and Contract Manufacturing. The Jaxx beanbag product line was originally started in 2007 with the idea that we could create higher value from using our polyurethane foam trim as beanbag fill versus recycling this material as carpet pad regrind. Since then, the Jaxx product line has developed into a wide variety of styles, sizes and fabric choices including those designed for children. Our wholesale and mass market distribution channels are established mostly as drop-ship accounts and are seasonally busy during November and December. Further growth is expected to come from Jaxx as we expand sales into retail stores. We also expect to develop higher priced modern design seating and private labeled products, and offer contract production services around our core competency in manufacturing. The beanbag retail business is highly competitive. We believe we can compete effectively on the basis of product quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as distribution through the multiple sale channels where consumers prefer to purchase. However, our plans to expand this product offering and sales channels may not be successful and implementation may hamper our operational and managerial resources.

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

We have also developed larger profile designs that are commonly referred to as “sex furniture”. Three of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse ®, Esse Stage, and the Equus ®. Other larger designs include products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold under our Zeppelin ® product offering. The Liberator larger profile designs can also be used as seating when not being used for relaxed interaction and creative sex.

All products sold under the Liberator brand provided 40% and 46% of our revenues for our fiscal years ended June 30, 2012 and 2011, respectively.

Jaxx Products

In addition to the Liberator product line, we also produce a line of casual foam-based furniture sold under the “Jaxx” brand. These products are primarily offered directly to consumers through our JaxxBeanBag.com web site and to e-Merchants under drop-ship arrangements where we ship directly to customers and to other resellers.  Our Jaxx products provided 11% of our revenues in each of our fiscal years ended June 30, 2012 and 2011.

Resale Products

Beginning in 2006, we began importing high-quality pleasure objects from around the world. These resale products provided 37% and 30% of our revenues for our fiscal years ended June 30, 2012 and 2011, respectively. The primary reason for the significant increase from 2011 to 2012 is the growth in sales of pleasure objects other than Tenga and, to a lesser extent, an increase in sales of the Tenga products.

Miscellaneous Products and Contract Manufacturing

We also manufacture couture lingerie, latex garments, fetish wear, and a line of boudoir bedding items that are sold under the Fascinator ™ line.  The Fascinator line provided an immaterial portion of our revenues during the last 2 fiscal years. Beginning in early fiscal 2007, we began providing contract manufacturing services to companies seeking private label specialty products made from fabric and foam. These products are typically designed by the client companies and manufactured to their specifications and, to date, have not been a material part of our business.

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

Our ten largest customers (excluding our own e-commerce sites and retail store) accounted for approximately 19% of net sales for the year ended June 30, 2012. No single customer accounted for more than 10% of our net sales during that period. However, the loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Marketing

Our marketing strategy is designed to increase brand awareness and drive highly targeted new and repeat customers to our websites, our e-merchants’ websites and our retail customers’ stores. We use a multi-channel approach which includes search engine marketing, print advertising, email campaigns, and affiliate programs to acquire and retain our customer base.

Online Marketing  — We promote our websites via keywords and shopping feeds on internet search engines including but not limited to Google, Bing and Yahoo. Banner advertisements on display networks are also used to drive traffic to our websites. In addition, we operate affiliate programs aimed at creating brand awareness through websites that promote our products.

Email Campaigns — Our weekly email marketing campaigns distribute information on new products, promotional discounts and product information to registered e-commerce customers.

Print Advertising — For Liberator and Jaxx products, we place advertisements in a broad range of national magazines and consumers are directed to one of our primary e-commerce websites to learn more about our products and place their orders. We intend to expand our advertising efforts beyond magazines to reach broader segments of the population and increase our consumer base. These initiatives may include television and radio advertising.

Manufacturing Facilities

Our 140,000 square foot facility on eight acres is located in a suburb of metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff.

Our manufacturing operation has CAD controlled fabric cutting and foam contouring equipment and two state-of-the-art conveyor unit production sewing systems. Our in-house manufacturing capabilities have enabled us to achieve greater efficiencies and cost savings, as well as strict control over the entire manufacturing cycle including raw material procurement, finished goods production and logistics optimization. In addition to providing us with greater production flexibility, our in-house manufacturing provides us with the opportunity to improve fulfillment response time, reduces the risk of out-of-stock situations, limits finished goods obsolescence and improves overall operating margins.

Technology and Operations

Our websites are supported by a technology infrastructure that is designed to provide a superior customer experience, including speed, ease of use and security. Our technology infrastructure uses highly scalable, fully fault tolerant enterprise-class technology and provides a high-availability system that we believe rival those of larger companies. We maintain strategic partnerships with vendors to ensure that we can rapidly deploy new products and information technology solutions that we believe are keys to our success.

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

International Distribution

In mid-2008, we launched an international expansion program through a licensing program where the Company entered into six license agreements that covered 11 countries around the world including the UK, Germany, Netherlands, Belgium, France, Italy, Australia / New Zealand, Singapore, Indonesia, and Malaysia. These international licensees were expected to be distribution pipelines to market the Liberator branded products.

However, international market penetration has been below Company expectations as product sales from international licensees were less than 2% of total net sales during fiscal 2011 and 2012. As a result, subsequent to the end of fiscal 2012, the Company decided to end its reliance on licensees in Europe and terminated the license agreements in Germany, Netherlands, Belgium, France, and Italy. Effective November 1, 2012, the Company will assume direct responsibility for Direct and Wholesale activities in the European Union with the assistance of an outsourced sales organization based in the United Kingdom. This sales organization will be responsible for sales and marketing operations and customer service in the European Union. This change is expected to give the Company better control over the brand image in the United Kingdom and the European Union with a resulting increase in product sales.

Also subsequent to the end of fiscal 2012, the Company announced a license agreement with Cupido Sensual International (HK) (“Cupido”). Under the terms of the license agreement, Cupido has exclusive rights to sell Liberator branded products in the territory of China, Hong Kong and Macau and has agreed to purchase a minimum of $7 million of Liberator products over the next five years.

Sales Channels

We conduct our business through two primary sales channels: Direct (consisting of our Internet websites) and Wholesale (consisting of our stocking reseller, drop-ship, contract manufacturing and distributor accounts). The following is a summary of our revenues:

(Dollars in thousands)	Fiscal 2012	Fiscal 2011
Direct	$5,020	$5,194
Wholesale	8,394	6,450
Other	1,061	1,136
Total Net Sales	$14,475	$12,780

Net sales in the Other channel consists of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2012	Fiscal 2011
Direct sales channel net sales	$5,020	$5,194
Direct net sales as a percentage of total revenues	34.7%	40.6%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2012	Fiscal 2011
Wholesale sales channel net sales	$8,394	$6,450
Wholesale net sales as a percentage of total revenues	58.0%	50.5%

As of June 30, 2012, the Company has approximately 950 active wholesale accounts, most of which are located in the United States.

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

Our www.JaxxBeanBags.com website offers casual foam and fabric furniture to the young adult and student market.

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

Competition

Competition among retailers of adult products and web based marketers is high. Although we compete with retail, catalog, and internet businesses and now mass and drug retailers that sell sexual wellness products including vibrators, pleasure objects, accessories and similar merchandise, we believe that this opens new channels of distribution for our products and that we are able to compete favorably as our Liberator products are unique, are couple-centric, and are assistive devices for couples with sexual limitations and issues.

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

Our range of retail product price points places us in the upper 50th percentile of the average adult retail pleasure object purchased. We believe our success depends, in large part, on our ability to create and market products that enhance intimacy and provide consumers with on-going value which will lead them to purchase other Liberator styles and designs.

For the Liberator e-commerce website, other competitive factors include the effectiveness of our electronic customer mailing lists, maintaining natural search listing, advertising response rates, website design and functionality. The broad range of designs, color choice, fabrics and accessories that we offer helps to differentiate us and allows us to compete favorably against many other adult or sexual wellness websites. Liberator.com also competes against numerous mainstream websites, many of which have a greater volume of web traffic, greater financial strength and marketing resources.

Geographic Information

During our last two years, substantially all of our revenue was generated within North America, and all of our long-lived assets are located within the United States.

Employees and Labor Relations

As of September 19, 2012, we had 105 employees (73 in production and warehouse operations and 32 in sales, marketing and administrative operations).  Additional staffing is typically required for peak holiday periods through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

ITEM 1A. Risk Factors

Not applicable

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

ITEM 3. Legal Proceedings

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets Group on the OTCQB tier (“OTCQB”) under the symbol “LUVU.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCQB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter: 4/1/12 to 6/30/12	$0.44	$0.11
Third Quarter: 1/1/12 to 3/31/12	0.23	0.14
Second Quarter: 10/1/11 to 12/31/11	0.17	0.10
First Quarter: 7/1/11 to 9/30/11	0.20	0.12

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 4/1/11 to 6/30/11	$0.21	$0.15
Third Quarter: 1/1/11 to 3/31/11	0.28	0.05
Second Quarter: 10/1/10 to 12/31/10	0.15	0.05
First Quarter: 7/1/10 to 9/30/10	0.28	0.15

Holders

As of September 21, 2012, we had approximately 96 stockholders of record of our common stock and approximately 550 beneficial holders.

Transfer Agent

The transfer agent and registrar for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, OR 97214. Their telephone number is 503-227-2950.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2012.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining, available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,068,500	$.178	1,931,500	(2)
Equity compensation plans not approved by security holders (3)	438,456	.228	-0-

Total	3,506,956	$.184	1,931,500

(1) Includes option awards outstanding under our 2009 Stock Option Plan.

(2) Includes shares remaining available for future issuance under our 2009 Stock Option Plan.

(3) Non-qualified stock option issued to the Company’s Chief Financial Officer, Ronald Scott.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2012 and 2011 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our significant accounting policies are described in the notes to our consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our critical accounting policies include those listed below.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2012, we carried a valuation allowance of $2.3 million against our net deferred tax assets.

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

In fiscal year 2012, we did not generate positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

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

Results of Operations

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated:

	Year Ended June 30, 2012	Year Ended June 30, 2011	% Change
Total Company:
Net sales	$14,474,761	$12,779,892	13.3%
Gross profit	$4,173,016	$3,895,612	7.1%
Operating loss from continuing operations	$(353,188)	$(380,937)	7.3%
Diluted net (loss) per share	$(0.01)	$(0.01)	—

	Year Ended June 30, 2012	Year Ended June 30, 2011	% Change
Net Sales by Channel:
Direct	$5,020,393	$5,193,863	(3.3)%
Wholesale	$8,394,022	$6,449,701	30.1%
Other	$1,060,346	$1,136,328	(6.6)%
Total Net Sales	$14,474,761	$12,779,892	13.3%

Other revenues consist principally of shipping and handling fees derived from our Direct business.

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2012%		June 30, 2011%		Change
Gross Profit by Channel:
Direct	$2,462,282	49%	$2,433,477	47%	1.2%
Wholesale	$1,676,748	20%	$1,440,421	22%	16.4%
Other	$33,986	3%	$21,714	2%	56.5%
Total Gross Profit	$4,173,016	29%	$3,895,612	30%	7.1%

Fiscal Year ended June 30, 2012 Compared to the Fiscal Year Ended June 30, 2011

Net sales for the twelve months ended June 30, 2012 increased from the comparable prior year period by $1.7 million, or 13%.  The increase in total net sales was substantially due to an increase in sales of purchased products through the Wholesale channel and, to a lesser extent, higher sales of manufactured Liberator products through the Wholesale channel.  The Direct sales channel, which consists of consumer sales through our two websites and, to a lesser extent, our single retail store, decreased slightly from approximately $5.2 million in the twelve months ended June 30, 2011 to approximately $5.0 million in the twelve months ended June 30, 2012, a decrease of approximately 3%.  During fiscal 2012, we began work on a comprehensive new enterprise level e-commerce platform which we expect to launch prior to the 2012 Christmas season. We expect this new e-commerce platform to provide our customers with a better user experience and, as a result, increase our Direct to consumer sales. As a result of an ongoing focus on our Wholesale business, sales to wholesale customers increased approximately 30% from the prior year to approximately $8.4 million. The Wholesale sales channel includes products sold under exclusive and non-exclusive distribution agreements (like the Tenga product line), Liberator products sold to distributors and retailers, and private label items sold to other resellers. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Other sales channel decreased 6% to $1 million in the twelve months ended June 30, 2012, primarily as a result of lower sales through the Direct channel.  The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2012 decreased to 29% from 33% in the prior year.  Although gross profit as a percentage of sales through all sales channels increased during the year ended June 30, 2012 from the prior fiscal year, the overall margin decreased due to the larger percentage increase through the Wholesale channel, which has a lower percentage margin than the Direct channel.

Excluding acquisition-related costs in fiscal 2011, total operating expenses for the year ended June 30, 2012 were 31% of net sales, or $4,526,204, compared to 33% of net sales, or $4,195,364, for the year ended June 30, 2011.  Advertising and promotion expense increased by 15% to $452,133 during the year ended June 30, 2012 due to increased internet, print and radio advertising.  Other selling and marketing expense decreased by 1% to $1,362,226, due to lower personnel related costs including salaries, commission expense and travel expense and e-commerce related costs.  General and administrative expense increased by 8%, or $170,498, due primarily to higher investor relations expense of $421,608, offset in part by a reduction in legal expense of $160,273.

Other income (expense) decreased from ($496,444) in fiscal 2011 to ($403,188) in fiscal 2012, primarily as a result of lower interest expense.  Expenses related to merger ($52,500) in fiscal 2011 consists of the fair market value of 350,000 shares of our common stock issued to Belmont Partners, LLC in connection with a Settlement Agreement and General Release we entered into on October 13, 2010.

No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2012 or 2011. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss from continuing operations of ($756,376), or ($0.01) per diluted share, for the twelve months ended June 30, 2012 compared with a net loss from continuing operations of ($877,381), or $(0.01) per diluted share, for the twelve months ended June 30, 2011.

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

 Liquidity and Capital Resources

	Year Ended
The following table summarizes our cash flows:	June 30,
	2012	2011
Cash flow data from continuing operations:
Cash used in operating activities	$(412,442)	$(626,866)
Cash provided by (used in) investing activities	429,812	(94,867)
Cash provided by (used in) financing activities	$(51,314)	$790,233

As of June 30, 2012, our cash and cash equivalents totaled $494,420, compared to $346,118 in cash and cash equivalents as of June 30, 2011.

Operating Activities

Net cash used in operating activities primarily consists of the net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, expenses related to the merger, and the effect of changes in working capital. Net cash used in operating activities from continuing operations was $412,442 and $626,866 in the years ended June 30, 2012 and 2011, respectively.

Investing Activities

Cash provided by investing activities from continuing operations in the year ended June 30, 2012 of $429,812 was primarily attributable to the sale of WMI, and expenditures of $99,616 for the purchase of production equipment, leasehold improvements and computer equipment.

Cash used in investing activities from continuing operations in the year ended June 30, 2011 of $94,867 was primarily attributable to the purchase of production equipment, computer equipment and capitalized software development costs.

Financing Activities

Cash used in financing activities in the year ended June 30, 2012 of $51,314 was primarily attributable to borrowings from unsecured notes payable, the net proceeds from the sale of common stock and net borrowings under our line of credit, offset by the repayment of notes and leases payable and the credit card advance that was borrowed in the prior year.

Cash provided by financing activities in the year ended June 30, 2011 of $654,210 was primarily attributable to the proceeds from the credit card advance, net borrowings under the line of credit and borrowings from unsecured notes payable, partially offset by the repayment of the line of credit and other obligations, including the unsecured notes payable.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss from continuing operations of $756,376 for the year ended June 30, 2012 and a net loss from continuing operations of $877,381 for the year ended June 30, 2011. As of June 30, 2012, we have an accumulated deficit of $7,759,200 and a working capital deficit of $1,175,019. This raises substantial doubt about our own ability to continue as a going concern.

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

These actions include an ongoing initiative to increase gross profit margins through a greater focus on higher margin Direct to consumer sales. To that end, during fiscal 2012 we began work on a comprehensive new enterprise level e-commerce platform which we expect to launch prior to the 2012 Christmas season. We expect this new e-commerce platform to provide our customers with a better user experience and, as a result, increase our Direct to consumer sales. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. Furthermore, our plan of operation during the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic Direct sales. We estimate that the operational and strategic growth plans we have identified will require approximately $800,000 of funding. We expect to invest approximately $400,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $800,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

Capital Resources

We expect total capital expenditures for fiscal 2013 to be under $150,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures in support of our normal operations and the upgrade of our e-commerce platform.

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

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of June 30, 2011 and June 30, 2012 the lenders Index Rate was 4.75%.)  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation. In addition, the loan has a corporate guarantee from the parent, Liberator, Inc.  At June 30, 2012, we had $506,753 outstanding on our line of credit, compared to an outstanding balance of $460,758 at June 30, 2011.  On June 30, 2012, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

On May 19, 2011, OneUp and Foam Labs entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan was secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan called for a repayment of $448,000, which included a one-time finance charge of $48,000, by March 19, 2012.  This was accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment was made.  The loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott. This advance was repaid on March 19, 2012. See Note R - Subsequent Events in the Notes to Consolidated Financial Statements.

On November 4, 2010, OneUp and Foam Labs entered into a receivable advance agreement with Credit Cash, whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan was secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan called for a repayment of $448,000, which included a one-time finance charge of $48,000, by May 4, 2011.  This was accomplished by Credit Cash withholding a fixed amount each business day of $3,446 from OneUp’s credit card receipts until full repayment was made.  The loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  This advance was repaid on May 5, 2011.

 Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2012 are detailed in section entitled “Contractual Obligations.”

Inflation

During fiscal 2012, we experienced increases in various raw material costs and increases in costs impacted by increases in fuel prices, such as freight and transportation costs. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2013, although there is no assurance this will occur. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Non-GAAP Financial Measures

Reconciliation of net income / (loss) from continuing operations to Adjusted EBITDA income / (loss) from continuing operations for the years ended June 30, 2012 and 2011:

	Year ended June 30,
	2012	2011
Net loss from continuing operations	$(756,376)	$(877,381)

Less interest income	(652)	(752)

Plus interest expense	351,599	395,668

Plus income tax expense	-	-

Plus depreciation and amortization expense	342,855	225,631

Plus merger related non-cash expense	-	52,500

Plus common stock issued for services	65,000	5,600

Plus stock-based compensation	71,946	18,310

Plus amortization of debt issuance costs	52,241	49,028

Adjusted EBITDA income / (loss) from continuing operations	$126,613	$(131,396)

As used herein, Adjusted EBITDA represents net loss from continuing operations before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs, stock-based compensation expense and common stock issued for services. We have excluded the non-operating item, amortization of debt issuance costs, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation and common stock issued for services, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss from continuing operations of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss from continuing operations as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for amortization of debt issuance costs, stock-based compensation expense and common stock issued for services.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Liberator, Inc.

We have audited the accompanying consolidated balance sheet of Liberator, Inc. and Subsidiaries (the “Company”) as of June 30, 2012, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of the Company as of June 30, 2011 and for the year ended June 30, 2011, before the effects of the retrospective adjustments applied for discontinued operations as discussed in note D to the consolidated financial statements were audited by other auditors whose report, dated September 26, 2011, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Liberator, Inc. as of June 30, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a net loss of $782,417, a working capital deficiency of $1,645,039, an accumulated deficit of $7,759,200 and a negative cash flow from continuing operations of $464,800. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the adjustments to the 2011 consolidated financial statements to retroactively apply the effect of discontinued operations as discussed in Note D to the consolidated financial statements.  In our opinion, such retrospective adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2011 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, according, we do not express an opinion or any other form of assurance on the 2011 consolidated financial statements taken as a whole.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

October 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Liberator, Inc.

We have audited, before the effects of the adjustments to record the effect of discontinued operations described in Note D, the accompanying consolidated balance sheet of Liberator, Inc. as of June 30, 2011 and the related consolidated statement of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2011 (the effects of the adjustments discussed in Note D are not presented herein).  Liberator, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to record the effects of discontinued operations described in Note D, present fairly, in all material respects, the financial position of Liberator, Inc. as of June 30, 2011, and the results of its consolidated operations and its consolidated cash flows for the year ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to record the effects of discontinued operations as described in Note D and, accordingly we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied.

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

Gruber & Company, LLC

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri

September 26, 2011

 Liberator, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
Assets:
Current assets:
Cash and cash equivalents	$494,420	$346,118
Accounts receivable, net of allowance for doubtful accounts of $9,503 in 2012 and $14,055 in 2011	755,303	710,780
Inventories	1,141,769	1,125,423
Prepaid expenses	67,042	51,955
Current assets of discontinued operations	-	1,187,615
Total current assets	2,458,534	3,421,891

Equipment and leasehold improvements, net	735,677	932,238
Other assets	9,082	9,082
Intangible assets of discontinued operations	-	847,082
Goodwill of discontinued operations	-	1,633,592
Other assets of discontinued operations	-	45,520
Total assets	$3,203,293	$6,889,405
Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$1,643,405	$1,744,372
Accrued compensation	255,105	228,181
Unsecured lines of credit	38,980	71,393
Accrued expenses and interest	173,063	165,154
Line of credit	506,753	460,758
Short-term unsecured notes payable	843,040	699,961
Current portion of lease payable	31,538	33,973
Current portion of deferred rent payable	25,669	-
Credit card advance	-	389,926
Notes payable-related party	116,000	145,948
Current liabilities of discontinued operations	-	684,504
Total current liabilities	3,633,553	4,624,170
Long-term liabilities:
Leases payable	42,028	29,766
Convertible notes payable – shareholder (net)	625,000	572,759
Deferred rent payable	224,505	296,192
Total long-term liabilities	891,533	898,717
Total Liabilities	4,525,086	5,522,887
Commitments and contingencies (See Note N)
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of June 30, 2012 and June 30, 2011	430	430
Common stock, $0.01 par value, 175,000,000 shares authorized, 70,702,596 and 91,947,047 shares issued and outstanding in 2012 and 2011, respectively	707,026	919,470
Additional paid-in capital	5,729,951	7,423,401
Accumulated deficit	(7,759,200)	(6,976,783)
Total stockholders’ equity (deficit)	(1,321,793)	1,366,518
Total liabilities and stockholders’ equity (deficit)	$3,203,293	$6,889,405

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2012 and 2011

	2012	2011

Net Sales	$14,474,761	$12,779,892
Cost of goods sold	10,301,745	8,884,280
Gross profit	4,173,016	3,895,612
Operating expenses:
Advertising and promotion	452,133	392,753
Other selling and marketing	1,362,226	1,378,487
General and administrative	2,368,990	2,198,493
Depreciation	342,855	225,631
Acquisition-related costs	-	81,185
Total operating expenses	4,526,204	4,276,549
Operating loss from continuing operations	(353,188)	(380,937)

Other Income (Expense):
Debt issuance costs	(52,241)	(49,028)
Interest income	652	752
Interest expense and financing costs	(351,599)	(395,668)
Expenses related to merger	-	(52,500)
Total Other Expense	(403,188)	(496,444)
Loss from continuing operations before income taxes	(756,376)	(877,381)
Provision for Income Taxes	–	–
Loss from continuing operations	(756,376)	(877,381)

Income (loss) from discontinued operations	(26,041)	76,129
Net loss	$(782,417)	$(801,252)

Net loss per share:
Basic and diluted loss per common share from continuing operations	$(0.01)	$(0.01)
Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted loss per common share	$(0.01)	$(0.01)
Weighted-average common shares outstanding:
Basic and diluted weighted average common and common equivalents shares outstanding	82,784,225	75,396,312

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

From July 1, 2010 to June 30, 2012

							Total
	Series A Preferred				Additional		Stockholders’
	Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	$	Shares	$	Capital	Deficit	(Deficit)

Balance, July 1, 2010	-	$-	63,182,647	$631,826	$4,805,243	$(6,175,531)	$(738,462)

Settlement of obligation to issue preferred stock	4,300,000	430			(430)
Stock issuance in connection with merger with Old Liberator, Inc.	-	-	350,000	3,500	49,000		52,500
Common stock issued for acquisition of Web Merchants, Inc.	-	-	28,394,400	283,944	2,545,878	-	2,829,822
Common stock issued for services	-	-	20,000	200	5,400	-	5,600
Stock-based compensation expense	-	-	-	-	18,310	-	18,310
Net loss	-	-	-	-	-	(801,252)	(801,252)
Ending balance, June 30, 2011	4,300,000	$430	91,947,047	$919,470	$7,423,401	$(6,976,783)	$1,366,518
Common stock cancellation in connection with sale of Web Merchants, Inc.	-	-	(25,394,400)	(253,944)	(2,037,646)		(2,291,590)
Stock cancellation	-	-	(51)		-	-	-
Shares issued for services	-	-	650,000	6,500	58,500	-	65,000
Stock-based compensation expense	-	-	-	-	71,946	-	71,946
Issuance of common stock through private placement	-	-	3,500,000	35,000	213,750	-	248,750
Net loss	-	-	-	-	-	(782,417)	(782,417)
Ending balance, June 30, 2012	4,300,000	$430	70,702,596	$707,026	$5,729,951	$(7,759,200)	$(1,321,793)

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2012 and 2011

	2012	2011
OPERATING ACTIVITIES:
Net loss	$(782,417)	$(801,252)
Less: Income (loss) from discontinued operations	(26,041)	76,129
Loss from continuing operations	(756,376)	(877,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342,855	225,631
Stock-based compensation expense	71,946	18,310
Expenses related to merger	-	52,500
Common stock issued for services	65,000	5,600
Provision for bad debt	14,489	(88)
Amortization of debt issuance costs	52,241	49,028
Deferred rent payable	(46,018)	(35,378)
Change in operating assets and liabilities:
Accounts receivable	(59,012)	(147,820)
Inventory	(16,346)	(216,572)
Prepaid expenses	(15,087)	151,401
Accounts payable	(100,967)	165,233
Accrued expenses and interest	7,909	39,285
Accrued payroll and related	26,924	(56,615)
Cash used in operating activities- continuing operations	(412,442)	(626,866)
Cash provided by operating activities- discontinued operations	(56,099)	62,527
Net cash used in operating activities	(468,541)	(564,339)
INVESTING ACTIVITIES:
Cash proceeds from sale of Web Merchants, Inc.	529,428	-
Investment in equipment and leasehold improvements	(99,616)	(94,867)
Cash provided by investing activities- continuing operations	429,812	(94,867)
Cash provided by investing activities- discontinued operations	238,345	(37,545)
Net cash provided by (used in) investing activities	668,157	(132,412)
FINANCING ACTIVITIES:
Net proceeds from sale of common stock	248,750	-
Net cash provided by line of credit	45,995	140,574
Borrowings from related party loans	-	160,000
Repayment of related party loans	(29,948)	-
Repayment of unsecured line of credit	(32,413)	(28,271)
Proceeds from credit card advance	-	896,000
Repayment of credit card advance	(389,926)	(506,074)
Proceeds from short-term debt	480,000	530,000
Repayment of short-term debt	(336,921)	(312,850)
Principle payments on capital leases	(36,851)	(89,146)
Cash provided by (used in) financing activities- continuing operations	(51,314)	790,233
Cash used in financing activities- discontinued operations	-	(136,023)
Net cash provided by (used in) financing activities	(51,314)	654,210
Net increase (decrease) in cash and cash equivalents	148,302	(42,541)
Cash and cash equivalents at beginning of period	346,118	388,659
Cash and cash equivalents at end of period	$494,420	$346,118
Supplemental Disclosure of Cash Flow Information:
Non cash items:
Stock cancellation in the disposal of Web Merchants, Inc.	$(2,539,440)	–
Stock issuance in the acquisition of Web Merchants, Inc.	-	2,839,440
Stock issuance in connection with the Merger of Old Liberator, Inc.	-	52,500
Additions to capital leases	46,678	-
Cash paid during the year for:
Interest	$333,109	$295,646

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Liberator, Inc. (the “Company”) was incorporated in the State of Florida on February 25, 1999, under the name of WES Consulting, Inc. to provide consulting and commercial property management services.  On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc. (f/k/a Remark Enterprises Inc.), a Nevada corporation (“Old Liberator”).  Pursuant to the Merger Agreement, Old Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).  References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc., Foam Labs, Inc. and Web Merchants, Inc. thru the effective date of disposal of October 1, 2011.

On January 27, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants, Inc., a Delaware corporation (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders.  Dmitrii Spetetchii also received $100,000 in cash, which represented $79,000 for the repayment of a loan to WMI and $21,000 in consideration for signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI was to operate as a wholly owned subsidiary of the Company.

Effective October 1, 2011, the Company consummated the sale of its interest in its subsidiary WMI to Web Merchants Atlanta, LLC, an entity controlled by the President and former majority shareholder of WMI, Fyodor Petrenko. The sale took place pursuant to the terms of a definitive Stock Purchase Agreement (the “WMI Sale Agreement”), which was previously disclosed in a Current Report on Form 8-K dated October 6, 2011. The WMI Purchase Agreement was filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, which was filed on October 12, 2011.

Effective October 1, 2011, approximately 25.4 million shares of Liberator common stock owned by Mr. Petrenko were surrendered by Mr. Petrenko and placed into escrow until certain outstanding loans of the Company were either satisfied or WMI and Mr. Petrenko were provided with a written release of any liability as a guarantor. On February 7, 2012, the Company obtained the written releases described in the escrow agreement and the 25,394,400 shares were disbursed from escrow to the Company and the shares were retired.

Also effective at the closing of the transaction, (a) Fyodor Petrenko resigned as a director and Executive Vice President of the Company, and Rufina Bulatova resigned as Vice President - Online Marketing of the Company (b) the Voting Agreement between the Company, Louis S. Friedman and Fyodor Petrenko, dated January 27, 2011, was cancelled, and (c) the Employment Agreement between the Company and Fyodor Petrenko, dated January 27, 2011, was terminated and cancelled.

The assets and liabilities of WMI are classified as discontinued operations in the Company’s accompanying Consolidated Balance Sheets and the results of operations of WMI are classified as discontinued operations in the Company’s accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company has also become an online retailer of products for the sexual wellness market.  The Company’s sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we experience higher sales in the second and third quarters.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $782,417 and $801,252 for the years ended June 30, 2012 and 2011, respectively and as of June 30, 2012 the Company has an accumulated deficit of $7,759,200 and a working capital deficit of $1,175,019. This raised substantial doubt about to its ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

These actions include an ongoing initiative to increase gross profit margins through a greater focus on higher margin Direct to consumer sales. To that end, during fiscal 2012 we began work on a comprehensive new enterprise level e-commerce platform which we expect to launch prior to the 2012 Christmas season. We expect this new e-commerce platform to provide our customers with a better user experience and, as a result, increase our Direct to consumer sales. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. Furthermore, our plan of operation during the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic Direct sales. We estimate that the operational and strategic growth plans we have identified will require approximately $800,000 of funding. We expect to invest approximately $400,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $800,000 with a combination of cash flow from operations as well as cash on hand and cash raised through equity and debt financings.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp Innovations, Inc., Foam Labs, Inc. and Web Merchants, Inc. for the period January 27, 2011 to October 1, 2011. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Revenue Recognition

We recognize revenues as goods are shipped to customers and title is transferred. The criteria for recognition of revenue are when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable, and collectability is reasonably assured. Sales returns and allowances are estimated and recorded as a reduction to sales in the period in which sales are recorded.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance.  The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence.  The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.  At June 30, 2012, accounts receivable totaled $803,342 net of $9,503 in the allowance for doubtful accounts and $38,536 reserve for returns and discounts.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of June 30, 2012, substantially all of our cash and cash equivalents were held at a single financial institution.  As of June 30, 2012 none of our cash and cash equivalents exceeded the FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the North America and Europe.

During 2012, we purchased 17% of inventory from one vendor.

During 2011, we purchased 14.6% and 11% of our inventory from two vendors, respectively.

As of June 30, 2012 two of the Company’s customers represent 14% and 11% of the total accounts receivables.

Fair Value of Financial Instruments

At June 30, 2012, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

· Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;

· Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

· Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.

The valuation techniques that may be used to measure fair value are as follows:

A. Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

B. Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

C. Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

 Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $17,340 at June 30, 2012 and $6,835 at June 30, 2011. Advertising expense for the years ended June 30, 2012 and 2011 was $452,133 and $392,753, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $104,895 for the year ended June 30, 2012 and $132,638 for the year ended June 30, 2011.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated service lives for financial reporting purposes of 2-10 years.

Expenditures for major renewals and betterments which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gain or loss is recognized currently.

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2012 is $250,174.  The rent expense under this lease for each of the years ended June 30, 2012 and 2011 was $323,722.

Segment Information

During fiscal 2012 and 2011, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term fair value. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 removes certain presentation options and requires entities to report components of net income and comprehensive income in either one continuous statement of comprehensive income or two separate but consecutive statements. There is no change to the items that are reported in other comprehensive income. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. We expect to conform our financial statements to the new presentation guidance in the fiscal quarter ending September 30, 2012.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows for assessment of qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether or not it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-08 will have a material impact on its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The update defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The amendments in this update are effective for the Company’s first quarter in fiscal year 2013. The Company does not believe that the adoption of this update has had, or anticipates that it will have in the future a significant impact on its results of operations or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangible-Goodwill and Other (Topic 350): Testing indefinite- Lived Intangible Assets for Impairment. Under the guidance, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified.  The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012 (our fiscal 2014).  The company does not believe the adoption of ASU 2012-02 will have a material impact on its consolidated financial statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by diving net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2012 and 2011, which consist of options, warrants, and convertible notes, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The total potential anti-dilutive securities as of June 30, 2012 and 2011 are as follows:

	2012	2011
Warrants	2,712,393	2,712,393
Stock Options	3,506,956	2,125,956
Convertible debt	2,500,000	2,500,000
Total	8,719,349	7,338,349

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2012, we carried a valuation allowance of $2.3 million against our net deferred tax assets.

Stock Based Compensation

We account for stock-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. We measure the cost of each stock option and restricted stock award at its fair value on the grant date. Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as expense in the financial statements over the respective vesting period.

Stock Issued for Services to other than Employees

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by FASB ASC 505, which is measured as of the date required by FASB ASC 505, “Equity – Based Payments to Non-Employees”. In accordance with FASB ASC 505, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

NOTE D- DISCONTINUED OPERATIONS

Major Categories of Assets and Liabilities Sold

Effective October 1, 2011 the Company sold Web Merchants, Inc. to Web Merchants Atlanta, LLC.

At October 1, 2011 and June 30, 2011, the major categories of assets and liabilities of WMI were comprised of the following:

	October 1, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$170,572	$167,929
Accounts receivable, net	77,828	50,600
Inventories, net	868,275	943,312
Prepaid expenses	54,663	25,774
Total current assets	1,171,338	1,187,615
Equipment, net	49,446	45,520
Intangible assets, net	836,260	847,082
Goodwill	1,633,592	1,633,592
Total assets	$3,690,636	$3,713,809

LIABILITIES
Current liabilities:
Accounts payable	$695,224	$646,967
Accrued compensation	24,381	14,975
Accrued expenses and interest	38,797	22,562
Total liabilities	$758,402	$684,504

The following table sets forth the components of discontinued operations:

	For the Period July 1, 2011 to October 1, 2011	For the Period Ended June 30, 2011
Net sales	$2,626,608	$4,543,797
Cost of sales	1,739,277	2,730,687
Gross profit	887,331	1,813,110
Advertising expenses	315,551	611,193
Other sales and marketing expenses	376,693	603,485
General and administrative expenses	216,117	501,529
Depreciation and amortization expenses	5,011	20,774
Total operating expenses	913,372	1,736,981
Loss from Operations of Discontinued Operations	$(26,041)	$76,129

NOTE E – IMPAIRMENT OF LONG-LIVED ASSETS

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2012 or 2011.

NOTE F – INVENTORIES

All inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.

The Company’s inventories consist of the following components at June 30, 2012 and 2011:

	2012	2011
Raw materials	$442,254	$416,675
Work in Process	110,270	165,054
Finished Goods	589,245	543,694
	$1,141,769	$1,125,423

 NOTE G – PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2012 and 2011 consisted of the following:

	2012	2011	Estimated Useful Life
Factory equipment	$1,620,463	$1,570,883	2-10 years
Computer equipment and software	894,824	842,852	5-7 years
Office equipment and furniture	166,996	166,996	5-7 years
Construction in progress	39,241	-
Leasehold improvements	336,461	330,961	10 years
Subtotal	3,057,985	2,911,692
Accumulated depreciation	(2,322,308)	(1,979,454)
	$735,677	$932,238

Depreciation expense was $342,855 and $225,631 for the years ended June 30, 2012 and 2011, respectively.

NOTE H– SHORT TERM UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2012 and 2011 consisted of the following:

	2012	2011
Unsecured note payable for $50,000 to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011. Secured by personal guarantee of principal stockholder.	$-	$4,210

Unsecured note payable for $10,000 to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing July 22, 2011. Secured by personal guarantee of principal stockholder.	-	1,258

Unsecured note payable for $40,000 to an individual, with interest at 20%, principal and interest paid bi-weekly, maturing February 17, 2012.	-	34,000

Unsecured note payable for $120,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 23, 2011. Secured by personal guarantee of principal stockholder.	-	62,986

Unsecured note payable for $130,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing March 16, 2012. Secured by personal guarantee of principal stockholder.	-	97,507

Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing January 11, 2013. Secured by personal guarantee of principal stockholder.	140,784	-

Unsecured note payable for $130,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing April 2, 2013. Secured by personal guarantee of principal stockholder.	102,256	-

Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2012. Subsequent to June 30, 2012, the due date on this note was extended to July 31, 2013. Secured by personal guarantee of principal stockholder.	100,000	-

Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2012; extended to January 3, 2013 with interest payable monthly and principal due on maturity. Secured by personal guarantee of principal stockholder.	300,000	300,000

Unsecured note payable for $200,000 to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2013. Beginning May 31, 2011, the interest rate was increased to 20%, with interest payable monthly, and the principal due in full on May 1, 2013. Secured by personal guarantee of principal stockholder.	200,000	200,000

Total unsecured notes payable	$843,040	$699,961
Less: current portion	(843,040)	(699,961)
Long-term unsecured notes payable	$-	$-

NOTE I- SHORT TERM NOTES PAYABLE- RELATED PARTY

	2012	2011
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000

Unsecured note payable to a shareholder, with interest at 3.25%, due on demand	-	29,948

Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76,000	$76,000
Total unsecured notes payable	$116,000	$145,948
Less: current portion	116,000	145,948
Long-term unsecured notes payable	$-	$-

NOTE J – CONVERTIBLE NOTES PAYABLE – SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. The note is convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. However, such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.  Upon maturity, the issuer has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share. As of June 30, 2012, the principle balance was $375,000 and accrued interest was $33,812. See Note R- Subsequent Events.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000. The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. However, such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.  As of June 30, 2012, the principle balance was $250,000 and accrued interest was $21,205. See Note R – Subsequent Events.

The payments required at maturity under the Company’s outstanding short term notes, short term related party notes and convertible notes payable at June 30, 2012 are as follows:

2013	$959,040
2014	625,000
2015	0
2016	0
2017	0
Total	$1,584,040

NOTE K – CREDIT CARD ADVANCE

On May 19, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a receivable advance agreement with CC Funding, LLC (“Credit Cash”), a division of Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, by March 19, 2012.  This was accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment was made.  The loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  The loan was repaid in full on March 20, 2012. The balance outstanding as of June 30, 2011 was $389,926. See Note R – Subsequent Events.

NOTE L – LINE OF CREDIT

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of June 30, 2012 the lenders Index Rate was 4.75%).  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator, Inc. has provided its corporate guarantee of the credit facility.  On June 30, 2012, the balance owed under this line of credit was $506,753 (See Note O).

NOTE M – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 12% to 18%. The aggregate amount owed on the three unsecured lines of credit was $38,980 at June 30, 2012 and $71,393 at June 30, 2011.

NOTE N – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2012 and 2011 is $250,174 and $296,192. The rent expense under this lease for the years ended June 30, 2012 and 2011 was $323,722.

The Company leases certain material handling equipment under three operating leases.  The monthly lease amount is $4,082 per month and expires September 2012.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at June 30, 2012 are as follows:

Year ending June 30,
2013	$415,397
2014	411,974
2015	425,274
2016	210,569
Thereafter through 2017	519
Total minimum lease payments	$1,463,733

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $162,000. These assets are included in the fixed assets listed in Note G and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2012:

Year ending June 30,
2013	$40,877
2014	21,300
2015	12,165
2016	11,069
2017	7,379
Future Minimum Lease Payments	$92,790
Less Amount Representing Interest	(19,224)
Present Value of Minimum Lease Payments	73,566
Less Current Portion	(31,538)
Long-Term Obligations under Leases Payable	$42,028

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $150,000 and eligibility to receive a bonus.  By virtue of Mr. Friedman’s ownership of 100% of the Series A Convertible Preferred Stock, Mr. Friedman has 70.2 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the election of any directors and the outcome of any corporate transaction or other matter submitted to the shareholders for approval.  In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

Legal Proceedings

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE O – RELATED PARTY TRANSACTIONS

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note L – Line of Credit).  In addition, Liberator, Inc. has provided its corporate guarantees of the credit facility.  On June 30, 2012, the balance owed under this line of credit was $506,753.

The loan from Credit Cash (see Note K – Credit Card Advance) was guaranteed by the Company (including OneUp and Foam Labs) and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  The loan was repaid in full on March 20, 2012. See Note R – Subsequent Events.

On April 2, 2012, the Company issued an unsecured promissory note to Hope Capital for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536. Mr. Friedman personally guaranteed the repayment of the loan obligation. On June 30, 2012, the loan balance was $102,256.

On January 13, 2012, the Company issued an unsecured promissory note to Hope Capital for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 11, 2013. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013 with interest payable monthly an principle due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On March 17, 2011, the Company issued an unsecured promissory note to Hope Capital, Inc. for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536. Mr. Friedman personally guaranteed the repayment of the loan obligation. The loan was repaid in full in March 2012.

On December 23, 2010, the Company issued an unsecured promissory note to Hope Capital, Inc. for $120,000. Terms of the note call for bi-weekly principal and interest payments of $5,110 with the note due in full on December 23, 2011. Mr. Friedman personally guaranteed the repayment of the loan obligation. The loan was paid in full in December 2011.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate (which was 3.25% on June 30, 2012) until paid and totaled $2,228 as of June 30, 2012.

As of June 30, 2010, the Company had subordinated notes payable to the majority shareholder’s wife in the amount of $76,000 and to a former director in the amount of $29,948 (which was repaid with interest in the total amount of $32,465 as part of a litigation settlement during fiscal 2012). Interest on the notes during fiscal 2012 and 2011 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $3,210 and $3,443, respectively. The accrued interest on the remaining note as of June 30, 2012 was $7,581. This note is subordinate to all other credit facilities currently in place.

 On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note is convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of June 30, 2012, the principle balance was $375,000 and accrued interest was $33,812. See Note R- Subsequent Events.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note is convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. As of June 30, 2012, the principle balance was $250,000 and the accrued interest was $21,205. See Note R- Subsequent Events.,

 NOTE P – STOCKHOLDERS’ EQUITY

On February 18, 2011, the Company filed an Article of Amendment to its Articles of Incorporation, effective February 9, 2011, to increase the number of shares of capital stock to 185,000,000 of which 10,000,000 shares shall be designated Preferred Stock, $0.0001 par value, and designated and issued 4,300,000 shares of Series A Convertible Preferred Stock in satisfaction of its obligation under the Merger Agreement.  In addition, the Company filed a Certificate of Designation to create a class of preferred stock titled Series A Convertible Preferred Stock.  These actions were both approved by the Board of Directors and a majority vote of the shareholders on October 20, 2009. As of the execution date of the Merger Agreement, Old Liberator owned 80.7% of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the Merger, the shares of Liberator Common Stock owned by Old Liberator prior to the Merger were cancelled.

Options

As of June 30, 2012, the Company had one shareholder approved plan, the 2009 Stock Option Plan (the “Plan”), under which shares were available for equity based awards. Under the Plan, 5,000,000 shares of common stock are reserved for issuance until the Plan terminates on October 19, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock.  The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2012, there were 2,181,500 options available for grant under the Plan.

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

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	Twelve Months Ended June 30,
	2012	2011

Cost of Goods Sold	$15,978	$4,675
Other Selling and Marketing	33,819	7,616
General and Administrative	22,149	6,019
Total	$71,946	$18,310

Stock-based compensation expense recognized in the consolidated statements of operations for each of the twelve month period ended June 30, 2012 and 2011 is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant

.

A summary of option activity under the Company’s stock plan for the year ended June 30, 2012 and 2011 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant-Date Fair Value		Aggregate Intrinsic Value as of June 30, 2012
Outstanding at June 30, 2010	1,310,456	$.24	3.6 years		$.06		$-
Granted	1,101,000	$.15			$.06		$-
Exercised	-	$-		$		$
Forfeited or Expired	(285,500)	$.20			$.06		$-
Outstanding at June 30, 2011	2,125,956	$.20	3.4 years		$.06		$-
Granted	1,738,000	$.17			$.04		$-
Exercised	-	$-		$		$
Forfeited or Expired	(357,000)	$.20			$.05		$-
Outstanding at June 30, 2012	3,506,956	$.18	3.4 years		$.04		$-
Exercisable at June 30, 2012	937,331	$.22	1.6 years		$.04		$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.13 for such day.  The total intrinsic value of stock options exercised during fiscal years 2012 and 2011 was $0.

A summary of the Company’s non-vested options for the year ended June 30, 2012 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	1,505,500	$.06
Granted	1,738,000	.04
Vested	(386,875)	.06
Forfeited	(287,000)	.05
Non-vested at June 30, 2012	2,569,625	$.04

The weighted average grant-date fair value of stock options granted during fiscal years 2012 and 2011 were $73,758 and $63,308, respectively.  The total grant-date fair values of stock options that vested during fiscal years 2012 and 2011 were $20,147 and $11,156, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2012:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.15 to $.16	2,237,500	4.1	$.16	208,375	$.15
$.20 to $.25	1,269,456	2.6	.23	728,956	.24
Total stock options	3,506,956	3.6	$.18	937,331	$.22

The range of fair value assumptions related to options granted during the years ended June 30, 2012 and 2011 were as follows:

	2012	2011
Exercise Price:	$0.16-0.20	$0.15
Volatility:	128%	45%
Risk Free Rate:	0.06-0.72%	2.4%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	25%
Expected Life	4 years	4.2 years
Dividend Rate	0%	0%

As of June 30, 2012, total unrecognized stock-based compensation expense related to all unvested stock options was $96,606, which is expected to be expensed over a weighted average period of 2.6 years.

Share Purchase Warrants

As of June 30, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiration Date
250,000	$.25	September 2, 2012
292,479	$.50	June 26, 2014
1,292,479	$.75	June 26, 2014
877,435	$1.00	June 26, 2014

2,712,393

The following table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Price
Balance June 30, 2011	2,712,393	$.76
Issued	-	-
Balance June 30, 2012	2,712,393	$.76

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

Issuance of Restricted Common Stock for Services

One November 17, 2011, we issued 250,000 shares of common stock with a fair value of $25,000, and subsequently on January 3, 2012, February 1, 2012, March 1, 2012, and April 1, 2012 we issued an additional 100,000 shares of common stock (for a total of 400,000 shares) with a fair value of $40,000 to Trilogy Capital Partners for investor relations services. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares were not offered via general solicitation to the public but solely to the aforementioned service provider. The Company issued restricted shares in connection with these issuances.

Effective October 1, 2011, the Company completed the sale of its wholly owned subsidiary WMI to an original owner of WMI for 25,394,000 shares of common stock and the payment of $700,000. The fair value of the treasury stock was determined based on the fair value of the assets exchanged, which was determined to be the more readily determinable value under ASC 845-10.

During March 2011, the Company issued 20,000 shares with a fair value of $5,600 for services.

During April 2012, the Company entered into a private placement whereby they sold 2,850,000 shares of common stock at $0.10 per share for gross proceeds of $285,000 and paid offering costs of $36,250. In addition, the Company issued the placement agent 650,000 shares of common stock upon completion of the private placement.

NOTE Q – INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2012 and 2011, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2012 and 2011 are approximately as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$2,250,500	$1,978,580
Valuation allowance	(2,250,500)	(1,978,580)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 45% to pretax loss from continuing operations for the years ended June 30, 2012 and 2011 due to the following:

	2012	2011

Book loss from operations	$271,920	$314,876
Valuation (allowance)	(271,920)	(314,876)
Net tax benefit	$-	$-

At June 30, 2012, the Company had net operating loss (NOL) carryforwards of approximately $4.2 million that may be offset against future taxable income. During 2012 and 2011, the total income in the valuation allowance was $271,920 and $314,876, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.  The NOL carryforwards expire in the years 2024 through 2032.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2009 through 2012.

NOTE R – SUBSEQUENT EVENTS

Effective August 15, 2012, the Company amended the 3% convertible note payable to Hope Capital with a face amount of $375,000. Under the amendment, the per share conversion price was adjusted to $0.20 and the maturity date extended to August 15, 2013. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. All other terms of the note are unchanged (See Note J).

Effective September 2, 2012, the Company amended the 3% convertible note payable to Hope Capital with a face amount of $250,000. Under the amendment, the per share conversion price was adjusted to $0.10 and the maturity date extended to September 2, 2013. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. All other terms of the note are unchanged (See Note J).

On October 4, 2012, the company entered into an agreement with Credit Card Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The Loan is guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2012, our CEO and CFO believe that:

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

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any valuation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on our assessment, management believes that, as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.  Other Information

None

PART III.

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The following table sets forth the officers and directors of Liberator, Inc. as of June 30, 2012.

Name	Age	Position
Louis S. Friedman	60	Chief Executive Officer, President, Director
Ronald P. Scott	57	Chief Financial Officer, Secretary, Director
Leslie Vogelman	60	Treasurer
Michael Kane	40	Executive Vice President
Sean Hougham	43	Vice President of Manufacturing

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

Background of Executive Officers and Directors

Louis S. Friedman, President, Chief Executive Officer and Director.   Mr. Friedman has served as President, Chief Executive Officer, and director since our merger with Old Liberator, Inc. in October 2009.  Prior to that, he served as Old Liberator’s Chief Executive Officer and a director since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Mr. Friedman founded OneUp in 2000. Before starting OneUp, Mr. Friedman was in business consulting, venture capital and private investing from 1990 to 2000.  Earlier in his career, Mr. Friedman was Executive Vice President of Chemtronics, Inc., until its sale to Morgan Crucible in 1990. As Chief Executive Officer, Mr. Friedman has relevant insight into our operations, our industry, and related risks as well as experience bringing consumer products to market.

Ronald Scott, Chief Financial Officer, Secretary and Director.   Mr. Scott joined the Company in October 2009 in connection with our merger with Old Liberator, Inc.  Prior to that, he served as Old Liberator’s Chief Financial Officer, Secretary, and a director since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Mr. Scott joined OneUp Innovations as a part-time consultant in July, 2006 and as a full-time consultant in October, 2007, serving as its Chief Financial Officer.  From 2004 to 2009, Mr. Scott was president of Impact Business Solutions, LLC, a consulting business that provides financial management services. Prior to Impact Business Solutions, and from 1990 to 2004, Mr. Scott was Executive Vice President - Finance and Administration and a member of the Board of Directors for Cyanotech Corporation, a NASDAQ-listed natural products company. Mr. Scott holds a B.S. degree in Finance and Management from San Jose State University and an M.B.A. degree with a concentration in Accounting from Santa Clara University. Mr. Scott has relevant operating experience with small, high growth companies and an in-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements.

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

Michael Kane, Executive Vice President. Mr. Kane joined the Company in October 2009 in connection with our merger with Old Liberator, Inc. Prior to that, he served as Old Liberator’s Chief Marketing Officer since July 2009, when Mr. Kane joined the Company. Prior to joining Liberator in 2009, Mr. Kane was President and Founder of The Sellutions Group, LLC, a sales consulting firm specializing in early stage technology companies. Before this, Mr. Kane developed sales and marketing strategy as VP of Sales at Pricing Dynamics, as well as Ormandy, Inc., a marketer of enterprise level software solutions to the communications industry.

Sean Hougham, Vice President of Manufacturing. Mr. Hougham joined the Company in June 2012. Prior to that, Mr. Hougham's previous work experience includes terms of service at Graham Packaging Company as Continuous Improvement Manager, Management Technologies, Inc. where he served as Senior Process Improvement Consultant, and ProMaint, Inc., as Director of Operations. Mr. Hougham holds a Bachelor of Science in Industrial Engineering from the University of Western Michigan.

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

Committees

As of June 30, 2012, we have not established an audit committee or any other committee of the board of directors and, therefore, the responsibilities of such committees have been conducted by our board of directors as a whole.

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

Audit Committee Financial Expert

In general, an “audit committee financial expert” is an individual who:

  understands generally accepted accounting principles and financial statements, is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the our financial statements, understands internal controls over financial reporting, and understands audit committee functions.

While we do not currently have an audit committee, our board of directors has determined that Ronald Scott, our Chief Financial Officer, is an “audit committee financial expert” within the meaning of the foregoing definition.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2012.

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

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2012 and 2011 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2012	149,999	—	—	—	—	—	149,999
President, Chief Executive	2011	149,994	—	—	—	—	—	149,994
Officer and Chairman of the Board
Ronald P. Scott	2012	131,928	—	—	8,193	—	—	140,121
Chief Financial Officer, Secretary	2011	125,008	—	—	—	—	—	125,008
and Director
William Seitz	2012	104,988	—	—	3,072	—	—	108,060
Chief Technology Architect	2011	104,998	—	—	4,315	—	—	109,313

(1)		The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures. Refer to Note P of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards. See Grants of Plan-Based Awards table below.

Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending June 30, 2012 to each of our NEOs:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards ($)
Louis S. Friedman	12/3/2011	-0-	$0.16	-
Ronald P. Scott	12/3/2011	200,000	$0.16	$8,193
William Seitz	12/3/2011	75,000	$0.16	$3,072

These awards were each granted from our 2009 Incentive Stock Option Plan, vest in four equal annual increments beginning December 3, 2012, and expire December 3, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2012, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers.

	Outstanding Equity Awards at June 30, 2012 Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	—	—	—	—		—	—
Ronald P. Scott	438,456	—	$.23	10/1/2012	(1)	—	—
	—	200,000	$.16	12/3/2016	(3)	—	—
William Seitz	18,750	56,250	$.15	12/15/15	(2)	—	—
	—	75,000	$.16	12/3/16	(3)	—	—

(1)	Options granted to the Named Executive Officers expire five years after the grant date. These options were not granted pursuant to a Section 16(b)(3) Plan.
(2)	The common stock option vests pro rata over a four-year period on each of December 15, 2011, December 15, 2012, December 15, 2013 and December 15, 2014.
(3)	The common stock option vests pro rata over a four-year period on each of December 3, 2012, December 3, 2013, December 3, 2014 and December 3, 2015.

Employment Agreement

The Company has entered into employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $150,000 and eligibility to receive a bonus, should the Company implement a bonus plan for executives.  Under the agreement, this executive employee may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to this executive for up to 9 months.

Directors’ Compensation

For the fiscal year ended June 30, 2012, our directors did not receive any compensation in their capacity as a director.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock by:

  all persons who are beneficial owners of five percent (5%) or more of any class of our voting securities;
  each of our directors;
  each of our Named Executive Officers; and
  all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 70,702,596 shares of common stock outstanding as of September 27, 2012.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 27, 2012, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Liberator, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	32,694,376	(2)	43.6%
Common	Ronald P. Scott	438,456	(1)	0.6%
Common	Leslie Vogelman	60,000	(6)	0.1%
Common	William Seitz	18,750	(7)	—%

Common	All directors and executive officers as a group (4 persons)	33,361,582		44.1%
5% Shareholders
Common	Hope Capital, Inc. (3)	7,228,001	(4)	9.9%

Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(5)	100.0%
Series A Convertible Preferred Stock	Ronald P. Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	William Seitz	0		0.0%

Series A Convertible Preferred Stock	All directors and executive officers as a group (4 persons)	4,300,000		100.0%

(1)	Consists of options to purchase 438,456 shares of common stock, exercisable at $.228 until October 1, 2012.

(2)	Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 70.2 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

(3)	This person’s address is 1 Linden Place, Suite 207, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.

(4)	Includes 1,500,000 shares of the 1,875,000 shares that are issuable upon conversion of the $375,000 convertible note payable held by Hope Capital, Inc. Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding. The reported amount does not include shares issuable upon exercise of a warrant to purchase 1,000,000 shares of common stock to Hope Capital. Such warrant is exercisable at the holder’s option until June 26, 2014 and allows the holder to purchase shares of the Company at $.75 per share. The warrant is only exercisable to the extent that Hope Capital’s total share ownership does not exceed 9.9% of the total shares issued and outstanding. The reported amount also includes 350,000 shares of the 2,500,000 shares that are issuable upon conversion of the $250,000 convertible note payable held by Hope Capital, Inc. Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.

(5)	Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 70.2 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

(6)	Consists of options to purchase 35,000 shares of common stock exercisable at $.25 until October 16, 2014 and options to purchase 25,000 shares of common stock exercisable at $.15 until December 15, 2015.

(7)	Consists of options to purchase 18,750 shares of common stock exercisable at $.15 until December 15, 2015.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note L – Line of Credit).  In addition, Liberator, Inc., has provided their corporate guarantees of the credit facility.  On June 30, 2012, the balance owed under this line of credit was $506,753.  On June 30, 2012, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

The loan from Credit Cash (see Note K – Credit Card Advance) was guaranteed by the Company (including OneUp, Foam Labs, and WMI) and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman, and the Company’s CFO, Ronald P. Scott.  The loan was repaid in full on March 20, 2012. See Note R - Subsequent Events in the Notes to the Consolidated Financial Statements.

On April 2, 2012, the Company issued an unsecured promissory note to Hope Capital for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536. Mr. Friedman personally guaranteed the repayment of the loan obligation. On June 30, 2012, the loan balance was $102,256.

On January 13, 2012, the Company issued an unsecured promissory note to Hope Capital for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 11, 2013. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013 with interest payable monthly an principle due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On March 17, 2011, the Company issued an unsecured promissory note to Hope Capital, Inc. for $130,000. Terms of the note called for bi-weekly principal and interest payments of $5,536. Mr. Friedman personally guaranteed the repayment of the loan obligation. The loan was repaid in full in March 2012.

On December 23, 2010, the Company issued an unsecured promissory note to Hope Capital, Inc. for $120,000. Terms of the note called for bi-weekly principal and interest payments of $5,110 with the note due in full on December 23, 2011. Mr. Friedman personally guaranteed the repayment of the loan obligation. The loan was paid in full in December 2011.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan accrues at the prevailing prime rate (which was 3.25% on June 30, 2012) until paid and totaled $1,948 as of June 30, 2012.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of September 2, 2012. However, such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.  As of June 30, 2012, the 3% Convertible Note Payable is carried net of the fair market value of the embedded conversion feature of $19,078.  This amount will be amortized over the life of the note as additional interest expense. See Note R- Subsequent Events – in the Consolidated Financial Statements.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and may be converted at any time prior to the maturity date of August 15, 2012. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.25 per share.  However, such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.  At June 30, 2012, the 3% convertible note payable is carried net of the fair market value of the embedded conversion feature of $29,750.  This amount will be amortized over the life of the note as additional interest. See Note R- Subsequent Events – in the Consolidated Financial Statements.

On June 30, 2008, the Company had a subordinated note payable to the majority shareholder and CEO in the amount of $310,000 and the majority shareholder’s wife in the amount of $395,000. During fiscal 2009, the majority shareholder loaned the Company an additional $91,000 and a director loaned the Company $29,948 (which was repaid as part of the litigation settlement – see Note N – Commitments and Contingencies).  In connection with the Company’s June 26, 2009 merger, the majority shareholder and his wife agreed to convert $700,000 of principal balance and $132,120 of accrued but unpaid interest to Series A Convertible Preferred Stock.  Interest on the notes during fiscal 2011 and 2012 was accrued by the Company at the prevailing prime rate (which is currently at 3.25%) and totaled $3,210 and $3,443, respectively.  The accrued interest balance on these notes, as of June 30, 2012 and 2011, was $7,581 and $7,954, respectively. These notes are subordinate to all other credit facilities currently in place.

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

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2012	2011
Audit Fees(1)	$42,500	$37,750
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. Except for $30,000 in fiscal 2012, all audit fees were paid to the predecessor auditor.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of Webb & Company, P.A. as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Webb & Company, P.A. were approved by the Board.

PART IV.

ITEM 15.      Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2012 and 2011 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Liberator, Inc., and the majority shareholder of Liberator, Inc., dated as of October 19, 2009 (2)
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009 (3)
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (3)
3.1	Articles of Incorporation for WES Consulting, Inc. (1)
3.2	Bylaws of WES Consulting, Inc. (1)
3.3	Articles of Amendment to the Articles of Incorporation of WES Consulting, Inc. (7)
3.4	Articles of Amendment to the Articles of Incorporation of WES Consulting, Inc., effective February 28, 2011 (6)
4.1	3% Convertible Note Due August 15, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on June 24, 2009 (3)
4.2	3% Convertible Note Due September 2, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on September 2, 2009 (3)
4.3	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc. (7)
4.4	Amendment to 3% Convertible Note originally due August 15, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on June 24, 2009 *
4.5	Amendment to 3% Convertible Note originally due September 2, 2012 issued by Liberator, Inc. to Hope Capital, Inc. *
10.1	Distribution Agreement between OneUp Innovations, Inc. and InJoy Innovations Pty Ltd., dated May 12, 2008 (3)
10.2	Distribution Agreement between OneUp Innovations, Inc. and Ong S.C. Ian, dated May 21, 2008 (3)
10.3	Distribution Agreement between OneUp Innovations, Inc. and UpOne Trading B.V., dated May 31, 2008 (3)
10.4	Distribution Agreement between OneUp Innovations, Inc. and Freedom Worldwide Limited, dated June 2, 2008 (3)
10.5	Distribution Agreement between OneUp Innovations, Inc. and Dahlab Pascal, dated October 20, 2008 (3)
10.6	Distribution Agreement between OneUp Innovations, Inc. and TRE PI SRL, dated January 12, 2009 (3)
10.7	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (3)
10.8	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (3)
10.9	Distributorship Agreement between OneUp Innovations, Inc. and TENGA Co. Ltd., date February 17, 2010 (5)
10.10	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011 (8)
10.11	Guarantee between Liberator, Inc. and Advance Financial Corporation, dated May 24, 2011 (8)

Exhibit No.	Description
10.12	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011 (8)
10.13	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011 (8)
10.14	Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated November 4, 2010 (9)
10.15	Advance Schedule No. 2 to Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated May 19, 2011 (8)
10.16	Distribution Agreement between OneUp Innovations, Inc. and Cupido Sensual International (HK) Ltd., effective September 15, 2012. *
10.17	Advance Schedule No. 3 to Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated October 4, 2012. *
16.1	Letter from former auditor (9)
16.2	Letter from former auditor (10)
21.1	Subsidiaries *
23.1	Consent of Webb & Company, P.A., independent registered public accounting firm *
23.2	Consent of Gruber & Company, LLC, independent registered public accounting firm *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *
101.1	The following financial information from the Company's annual report on Form 10-K for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of June 30, 2012, and 2011; (ii) Consolidated Statements of Operations for the Twelve Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Stockholders Equity for the Twelve Months Ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the Twelve Months Ended June 30 2012 and 2011; and (v) Notes to Consolidated Financial Statements. **

___________________

*	Filed herewith.
**	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(2)	Filed on October 22, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on March 24, 2010 as an exhibit to Amendment No. 1 to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on February 19, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on February 23, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on March 3, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on November 9, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on October 12, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(9)	Filed on June 15, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on June 26, 2012 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.

Date: October 10, 2012	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	October 10, 2012
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	October 10, 2012
Ronald P. Scott

EXHIBIT 21.1

List of Subsidiaries of Liberator, Inc.

Name	State of Organization

One Up Innovations, Inc.	Georgia

Foam Labs, Inc.	Georgia

21.1-1