Form 10-Q
period 2012-09-30
Liberator, Inc.
filed 2012-11-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes☐ No ☒

As of November 12, 2012 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

PART I

ITEM 1. Financial Statements

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2012	June 30, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$317,368	$494,420
Accounts receivable, net	691,334	755,303
Inventories, net	1,286,431	1,141,769
Prepaid expenses	100,962	67,042
Total current assets	2,396,095	2,458,534
Equipment and leasehold improvements, net	804,005	735,677
Other assets	4,479	9,082
Total assets	$3,204,579	$3,203,293
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,763,922	$1,643,405
Accrued compensation	306,514	255,105
Unsecured lines of credit	32,622	38,980
Accrued expenses and interest	175,112	173,063
Line of credit	437,761	506,753
Current portion of leases payable	29,919	31,538
Current portion of deferred rent payable	43,823	25,669
Short-term unsecured notes payable	750,527	843,040
Notes payable- related party	116,000	116,000
Total current liabilities	3,656,200	3,633,553
Long-term liabilities:
Leases payable	34,602	42,028
Deferred rent payable	193,517	224,505
Convertible notes payable - shareholder (net)	625,000	625,000
Total long-term liabilities	853,119	891,533
Total liabilities	4,509,319	4,525,086
Commitments and contingencies (See Note 16)
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value, none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of September 30, 2012 and June 30, 2012	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at September 30, 2012 and at June 30, 2012	707,026	707,026
Additional paid-in capital	5,740,525	5,729,951
Accumulated deficit	(7,752,721)	(7,759,200)
Total stockholders’ equity (deficit)	(1,304,740)	(1,321,793)
Total liabilities and stockholders’ equity (deficit)	$3,204,579	$3,203,293

See accompanying notes to unaudited interim condensed consolidated financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2012	2011

Net Sales	$3,210,175	$2,954,140
Cost of goods sold	2,201,399	2,087,663
Gross profit	1,008,776	866,477
Operating expenses
Advertising and promotion	101,628	64,132
Other selling and marketing	316,489	316,632
General and administrative	455,424	475,604
Depreciation and amortization	43,808	62,467
Total operating expenses	917,349	918,835
Operating income (loss) from continuing operations	91,427	(52,358)
Other Income (Expense):
Interest income	97	124
Interest (expense) and financing costs	(85,045)	(82,412)
Debt issuance costs	-	(12,257)
Total Other Income (Expense)	(84,948)	(94,545)
Net income (loss) from continuing operations before income taxes	6,479	(146,903)
Provision for income taxes	-	-
Net income (loss) from continuing operations	6,479	(146,903)
Loss from discontinued operations	-	(26,041)
Net income (loss)	$6,479	$(172,944)

Net income (loss) per share
Basic and diluted income (loss) per common share from continuing operations	$0.00	$(0.00)
Basic and diluted income (loss) per common share from discontinued operations	$-	$(0.00)
Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding-basic and diluted	70,702,596	91,947,047

 See accompanying notes to unaudited interim condensed consolidated financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
OPERATING ACTIVITIES:	2012	2011
Net income (loss)	$6,479	$(172,944)
Less: Loss from discontinued operations	-	(26,041)
Income (Loss) from continuing operations	6,479	(146,903)
Adjustments to reconcile net income ( loss) to net cash provided by operating activities:
Depreciation and amortization	43,808	62,467
Amortization of debt discount	-	12,257
Stock based compensation expense	10,574	5,413
Deferred rent payable	(12,834)	(10,174)
Provision for bad debt	2,490	(6,445)
Changes in operating assets and liabilities:
Accounts receivable	61,479	164,151
Inventories	(144,662)	26,675
Prepaid expenses and other assets	(29,317)	(16,657)
Accounts payable	120,517	41,269
Accrued compensation	51,409	63,359
Accrued expenses and interest	2,049	15,715
Cash provided by operating activities-continuing operations	111,992	211,127
Cash provided by operating activities-discontinued operations	-	2,572
Net cash provided by operating activities	111,992	213,699
INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(112,136)	(10,301)
Cash used in investing activities- continuing operations	(112,136)	(10,301)
Cash provided by investing activities- discontinued operations	-	168,000
Net cash provided by (used in) investing activities	(112,136)	157,699
FINANCING ACTIVITIES:
Net cash used in line of credit	(68,992)	(137,932)
Repayment of credit card cash advance	-	(134,815)
Repayment of unsecured line of credit	(6,358)	(7,507)
Proceeds from issuance of debt	-	100,000
Repayment of short-term debt	(92,513)	(86,886)
Principal payments on equipment note payable and capital leases	(9,045)	(10,282)
Net cash used in financing activities- continuing operations	(176,908)	(277,422)
Net (decrease) increase in cash and cash equivalents	(177,052)	93,976
Cash and cash equivalents at beginning of period	494,420	346,118
Cash and cash equivalents at end of period	$317,368	$440,094
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$74,719	$69,568
Income taxes	$-	$-

See accompanying notes to unaudited interim condensed consolidated financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements of Liberator, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company"”we” or "Liberator") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Going Concern - The accompanying financial statements have been prepared in accordance with GAAP accounting principles, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $7,752,721 and a working capital deficit of $1,260,105 as of September 30, 2012.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation for the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational plans we have identified will require approximately $800,000 of funding. We expect to invest approximately $400,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $800,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we will seek to obtain through equity and debt financings.

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

NOTE 2. DISCONTINUED OPERATIONS

Major Categories of Assets and Liabilities Sold

Effective October 1, 2011 the Company sold Web Merchants, Inc. to Web Merchants Atlanta, LLC.

The following table sets forth the components of discontinued operations:

For the Period July 1, 2011 to September 30, 2011
Net sales	$2,626,608
Cost of sales	1,739,277
Gross profit	887,331
Advertising expenses	315,551
Other sales and marketing expenses	376,693
General and administrative expenses	216,117
Depreciation and amortization expenses	5,011
Total operating expenses	913,372
Loss from Operations of Discontinued Operations	$(26,041)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc. For the period July 1, 2011 to October 1, 2011, Web Merchants, Inc. is classified as discontinued operations on the statement of operations. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP”) for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2012 filed on October 11, 2012.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.” (“SAB No. 104”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.

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

 Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. At September 30, 2012, accounts receivable totaled $691,334 net of $8,051 in the allowance for doubtful accounts and $16,982 in reserve for returns and discounts. At June 30, 2012, accounts receivable totaled $755,303 net of $9,503 in the allowance for doubtful accounts and $38,536 reserve for returns and discounts.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of September 30, 2012, substantially all of our cash and cash equivalents were held at a single financial institution.  As of September 30, 2012 none of our cash and cash equivalents exceeded the FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

Fair Value of Financial and Derivative Instruments

At September 30, 2012, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses on the Condensed Consolidated Balance Sheets) was $36,238 at September 30, 2012 and $17,340 at June 30, 2012. Advertising expense for the three months ended September 30, 2012 and 2011 was $101,628 and $64,132, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $25,727 for the three months ended September 30, 2012 and $33,006 for the three months ended September 30, 2011. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2012.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at September 30, 2012 was $237,340. The rent expense under this lease for the three months ended September 30, 2012 and 2011 was $80,931. The Company also leases certain equipment under operating leases, as more fully described in Note 16 - Commitments and Contingencies .

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. We measure the cost of each stock option at its fair value on the grant date. Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as expense in the financial statements over the respective vesting period. The expense recognized reflects an estimated forfeiture rate for unvested awards of 25%. All of the Company’s stock options are service-based awards, and because the Company’s stock options are plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Stockholders’ Equity and Compensation Expense accounts.

Results of Reporting Lines

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our three e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

The following is a summary of sales channels results for the Direct, Wholesale, and Other segments.

	(Unaudited)
	Three Months Ended
	September 30,
	2012	2011
NET SALES:
Direct	$1,182,877	$1,091,097
Wholesale	1,808,783	1,607,684
Other	218,515	255,359
Total Net Sales	$3,210,175	$2,954,140

GROSS MARGIN:
Direct	$602,199	$524,755
Wholesale	419,424	310,729
Other	(12,847)	30,993
Total Gross Margin	$1,008,776	$866,477

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

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and September 30, 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the three months ended September 30, 2012 and 2011, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

 Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance amending fair value measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP, and International Financial Reporting Standards. We adopted the new accounting guidance on January 1, 2012. As the new accounting guidance primarily amended the disclosure requirements related to fair value measurement, the adoption did not have any impact on our financial condition or results of operations.

In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income, which was subsequently revised in December 2011. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the new accounting guidance on July 1, 2012 which resulted in reporting the components of comprehensive loss in the Consolidated Statements of Operations, rather than in the Consolidated Statements of Stockholders' Equity, as previously reported. As these standards impact presentation requirements only, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In October 2012, the FASB issued accounting guidance containing technical corrections and improvements to the Accounting Standards Codification, which we refer to as the Codification. The technical corrections are relatively minor corrections and clarifications. These corrections, which affect various Codification topics and apply to all reporting entities within the scope of those topics, are divided into three main categories: (1) Source literature amendments which carry forward the original intent of certain pre-Codification authoritative literature that was inadvertently altered during the Codification process; (2) Guidance clarification and reference corrections which resulted in changes to wording and references to avoid misapplication or misinterpretation of guidance; and (3) Relocated guidance which moved guidance from one part of the Codification to another to correct instances in which the scope of pre-Codification guidance may have been unintentionally narrowed or broadened during the Codification process. The guidance also made conforming changes for the use of the term "fair value" in certain pre-Codification standards. The FASB did not provide transition guidance for Codification amendments that are not expected to change current practice. However, it did for those amendments that are more substantive and these will be effective for fiscal periods beginning after December 15, 2012. We are still evaluating the impact these technical corrections will have, if any, on our financial condition or results of operations.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

Net Income (Loss) Per Share

 Basic net income (loss) per common share was determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period.  Basic and diluted net loss per share is the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive.

The following potentially issuable common shares were not included in the computation of diluted net income (loss) per share because they would have an anti-dilutive effect due to net income (losses) for each period:

	September 30,
	2012	2011
Common stock options	3,023,956	1,965,956
Common stock warrants	2,462,393	2,712,393
Convertible notes	4,375,000	2,500,000
Total	9,861,349	7,178,349

NOTE 4. STOCK-BASED COMPENSATION

Options

At September 30, 2012, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2012, the number of shares available for issuance under the Plan was 2,414,500.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2012:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2012
Options outstanding as of June 30, 2012	3,506,956	3.4	$.18	$-
Granted	80,000	4.8	$.10	$-
Exercised	-	-	$-	$-
Forfeited or expired	(563,000)	-	$.16	$-
Options outstanding as of September 30, 2012	3,023,956	3.1	$.19	$-
Options exercisable as of September 30, 2012	872,581	1.2	$.22	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.07 for such day.

A summary of the Company’s non-vested options for the three months ended September 30, 2012 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2012	2,569,625	$.10
Granted	80,000	.09
Vested	-	-
Forfeited	(498,250)	.10
Non-vested at September 30, 2012	2,151,375	$.10

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2012:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.10	80,000	4.8	$.10	-
$.15 to .16	1,707,500	3.8	$.15	160,125	$.15
$.20 to $.25	1,236,456	2.4	$.23	712,456	.24
Total stock options	3,023,956	3.3	$.19	872,581	$.22

Stock-based compensation

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

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three month period ended September 30, 2012 and 2011 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended September 30,
	2012	2011
Cost of Goods Sold	$2,974	$2,781
Other Selling and Marketing	933	1,126
General and Administrative	6,667	1,506
Total	$10,574	$5,413

 As of September 30, 2012, the Company’s total unrecognized compensation cost was $176,976, which will be recognized over the vesting period of 2.8 years.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2012	June 30, 2012

Raw materials	$516,144	$442,254
Work in process	140,051	110,270
Finished goods	630,236	589,245
	$1,286,431	$1,141,769

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	September 30, 2012	June 30, 2012	Estimated Useful Life
Factory Equipment	$1,637,538	$1,620,463	2-10 years
Computer Equipment and Software	873,324	894,824	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Construction in progress	143,439	39,241
Leasehold Improvements	336,461	336,461	10 years
Subtotal	3,157,758	3,057,985
Accumulated Depreciation	(2,353,753)	(2,322,308)
Equipment and Leasehold Improvements, net	$804,005	$735,677

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2012.

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2012	June 30, 2012
Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing January 11, 2013. Secured by personal guarantee of principal stockholder.	$82,292	$140,784
Unsecured note payable for $130,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing April 2, 2013. Secured by personal guarantee of principal stockholder.	68,235	102,256
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2012. Subsequent to June 30, 2012, the due date on this note was extended to July 31, 2013. Secured by personal guarantee of principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2012; extended to January 3, 2013 with interest payable monthly and principal due on maturity. Secured by personal guarantee of principal stockholder.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2013. Beginning May 31, 2011, the interest rate was increased to 20%, with interest payable monthly, and the principal due in full on May 1, 2013. Secured by personal guarantee of principal stockholder.	200,000	200,000
Total unsecured notes payable	$750,527	$843,040
Less: current portion	(750,527)	(843,040)
Long-term unsecured notes payable	$-	$-

NOTE 8. SHORT TERM NOTES PAYABLE-RELATED PARTY

	September 30, 2012	June 30, 2012
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76,000	$76,000
Total unsecured notes payable	$116,000	$116,000
Less: current portion	116,000	116,000
Long-term unsecured notes payable	$-	$-

NOTE 9. LINE OF CREDIT

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of September 30, 2011 the lenders Index Rate was 4.75%.)  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, Louis Friedman has personally guaranteed the repayment of the facility.  In addition, Liberator, Inc., has provided its corporate guaranty of the credit facility.  On September 30, 2012, the balance owed under this line of credit was $437,761.  On September 30, 2012, we were in substantial compliance with all of the material financial and other covenants required under this credit facility.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 10. CREDIT CARD ADVANCE

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

NOTE 11. UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 7% to 12%. The aggregate amount owed on the two unsecured lines of credit was $32,622 at September 30, 2012 and $38,980 at June 30, 2012.

NOTE 12. CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

 On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.20 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of September 30, 2012, the principle balance was $375,000 and accrued interest was $36,647.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of Sept 30, 2012, the principle balance was $250,000 and the accrued interest was $23,096.

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

 Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating loss carryforwards at June 30, 2012; however, the Company has not performed a change of control study and, therefore, has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of September 30, 2012, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (FASB”) Interpretation No.48 (FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of September 30, 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for tax years before 2008.

NOTE 14. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at September 30, 2012 and June 30, 2012.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2012, the Company had reserved the following shares of common stock for issuance:

September 30,
(in shares)	2012
Non-qualified stock options	438,456
Shares of common stock subject to outstanding warrants	2,462,393
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	4,375,000
Total shares of common stock equivalents	16,575,849

Preferred Stock - On February 18, 2011, the Company filed an amendment to its Articles of Incorporation, effective February 9, 2011, authorizing “blank check” preferred stock and the Company now has 10,000,000 authorized shares of preferred stock, par value $.0001 per share, of which 4,300,000 shares have been designated and issued as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock and has a liquidation preference of $.2325 ($1,000,000 in the aggregate). Liquidation payments to the preferred holders have priority and are made in preference to any payments to the holders of common stock. In addition, each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company (the Common Shares”) issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Shares issued and outstanding at the time of such vote. At each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors, holders of Series A Convertible Preferred Shares shall vote together with the holders of Common Shares as a single class.

Stock Purchase Warrants

 As of September 30, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiration Date
292,479	$.50	June 26, 2014
1,292,479	$.75	June 26, 2014
877,435	$1.00	June 26, 2014
2,462,393

The following table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Price
Balance June 30, 2012	2,712,393	$.76
Expired	(250,000)	.25
Balance June 30, 2012	2,462,393	$.81

NOTE 15. RELATED PARTIES

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 9 – Line of Credit).  In addition, Liberator, Inc. has provided its corporate guarantees of the credit facility.  On September 30, 2012, the balance owed under this line of credit was $437,761.

The loan from Credit Cash (see Note 10 – Credit Card Advance) is guaranteed by the Company (including OneUp and Foam Labs) and personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On April 2, 2012, the Company issued an unsecured promissory note to Hope Capital for $130,000. Hope Capital is a shareholder of the Company. Terms of the note call for bi-weekly principal and interest payments of $5,536. Mr. Friedman personally guaranteed the repayment of the loan obligation. On September 30, 2012, the loan balance was $68,235.

On January 13, 2012, the Company issued an unsecured promissory note to Hope Capital for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 11, 2013. Mr. Friedman has personally guaranteed the repayment of the loan obligation. On September 30, 2012, the loan balance was $82,292.

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

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013 with interest payable monthly and principle due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the three months ended September 30, 2012 and 2011 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $328. Interest on the loan will accrue at the prevailing prime rate (which was 3.25% on September 30, 2012) until paid and totaled $2,556 as of September 30, 2012.

As of June 30, 2012, the Company had a subordinated notes payable to the majority shareholder’s wife in the amount of $76,000. Interest on the note during the three months ended September 30, 2012 and 2011 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $623. The accrued interest on the remaining note as of September 30, 2012 was $8,203. This note is subordinate to all other credit facilities currently in place.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.20 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of September 30, 2012, the principle balance was $375,000 and accrued interest was $36,647.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of September 30, 2012, the principle balance was $250,000 and the accrued interest was $23,096.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. Lease payments are on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at September 30, 2012 was $237,340 and $250,174 at June 30, 2012. The rent expense under this lease for the three months ended September 30, 2012 and 2011 was $80,931.

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

The Company leases certain material handling equipment under an operating lease.  The lease amount is $827 per month and expires December 2012.

The Company also leases certain postage equipment under an operating lease.  The lease amount is $104 per month and expires January 2013.

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

The following is an analysis of the minimum future lease payments subsequent to September 30, 2012:

Years ending June 30,
2013 (nine months)	$29,074
2014	21,300
2015	12,165
2016	11,069
Thereafter through 2017	7,379
Total minimum lease payments	80,987
Less amount representing interest	(16,466)
Present value of net minimum lease payments	64,521
Less current portion	(29,919)
Long-term obligations under leases payable	$34,602

Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 17. SUBSEQUENT EVENTS

On October 15, 2012, the Company issued 100,000 non-qualified stock options each to two individuals. Such options are to have a term of 5 years, are fully vested, and have an exercise price of $.06 per share, being the Fair Value of the common stock, based on the last transaction price of the common stock.

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

	Three Months Ended
	September 30,
	2012	2011
Net Sales	100.0%	100.0%
Cost Of Goods Sold	68.6%	70.7%
Gross Margin	31.4%	29.3%

Selling, General and Administrative Expenses	28.6%	31.1%

Income (Loss) From Operations	2.8%	(1.8)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net sales. Net sales for the three months ended September 30, 2012 increased from the comparable prior year period by $256,035, or 8.7%.  The increase in net sales was primarily due to an increase in sales through the Wholesale category. Sales through this category increased by 12.5%, or $201,099 during the three months ended September 30, 2012, from the comparable year earlier period. The Wholesale category includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Sales through our Direct category also increased, but to a lesser extent than sales to our Wholesale customers. During the first quarter, sales through the Direct category increased approximately 8.4% from the prior year to $1,182,877.  Our Direct category includes product sales through our two e-commerce sites and our single retail store. Sales of Tenga products accounted for approximately 22% in each of the three month periods ended September 30, 2012 and 2011 and approximately 14% of the gross profit in those same periods. The current exclusive distributorship agreement with TENGA Co., Ltd ("TENGA") expires on February 17, 2013. TENGA has verbally indicated that they plan to extend their agreement with us on a semi-exclusive basis for at least an additional one (1) year term. Although the Company expects to continue to purchase and sell Tenga products on a semi-exclusive basis after February 17, 2013, there can be no assurance in that regard nor is there any assurance that the current sales level of Tenga products will be maintained.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross margin as a percentage of sales increased to 31% for the three months ended September 30, 2012 from 29% in the comparable prior year period and primarily resulted from an increase in margin in the Wholesale sales channel and, to a lesser extent, and improvement in the Direct sales channel margin. The gross margin from the Other sales channel decreased to a negative margin during the quarter, as we offered more “free freight” promotions during the period. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.

Operating expenses. Total operating expenses for the three months ended September 30, 2012 were 28.6% of net sales, or $917,349, compared to 31% of net sales, or $918,835, for the same period in the prior year.  The decrease in operating expenses (as a percentage of net sales) was primarily the result of reduced general and administrative expense and reduced depreciation expense due to assets becoming fully depreciated. Advertising and promotion expense increased from $64,132 to $101,628, as the Company placed additional magazine advertising during the quarter. General and administrative expense decreased by $20,180, primarily as a result of lower legal expense and investor relations expense. Total legal expense during the three months ended September 30, 2012 was $9,686 compared to $41,609 in the prior year period.

Other income (expense). Other income (expense) during the first quarter decreased from expense of ($94,545) in fiscal 2011 to expense of ($84,948) in fiscal 2012.  Interest expense and financing costs in the prior year quarter included $12,257 from the amortization of the debt discount on the convertible notes. Interest expense increased from $82,412 in the prior year first quarter to $85,045 in the current year quarter, due to higher borrowing balances and higher interest rates on those higher debt balances.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, seasonality, costs associated with new product introductions, and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)
Cash flow data from continuing operations:
Cash provided by operating activities	$111,992	$211,127
Cash used in investing activities	(112,136)	(10,301)
Cash used in financing activities	(176,908)	(277,422)

 As of September 30, 2012, our cash and cash equivalents totaled $317,368, compared to $440,094 in cash and cash equivalents as of September 30, 2011.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $111,992 in the three months ended September 30, 2012 compared to cash provided by operating activities of $211,127 in the three months ended September 30, 2011. The primary reason for this reduction in cash was due to the increase in inventory levels ($144,662) offset by an increase in accounts payable of $120,517.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2012 and 2011 of $112,136 and $10,301, respectively, was primarily attributable to the purchase of production equipment, computer equipment and capitalized software development costs.

Financing Activities

Cash used in financing activities during the three months ended September 30, 2012 of $176,908 was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit.

Cash used in financing activities in the three months ended September 30, 2011 of $277,422 was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit and the issuance of a short-term note.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We reported a net loss of $782,417 for the year ended June 30, 2012. As of September 30, 2012, we have an accumulated deficit of $7,752,721 and a working capital deficit of $1,260,105.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation for the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational plans we have identified will require approximately $800,000 of funding. We expect to invest approximately $400,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $800,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we will seek to obtain through equity and debt financings.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2013 to be under $75,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform and our computer network infrastructure.

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

At September 30, 2012, we had $437,761 outstanding on our line of credit, compared to an outstanding balance of $506,753 at June 30, 2012.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements. Those statements include, but may not be limited to, all statements regarding management’s intent, belief, and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as believe,” anticipate,” expect,” will,” may,” should,” intend,” plan,” estimate,” predict,” potential,” continue,” likely” and similar expressions are intended to identify forward-looking statements.

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

Non-GAAP Financial Measures

Reconciliation of net income (loss) to Adjusted EBITDA loss for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011
Net income (loss)	$6,479	$(172,944)

Less interest income	(97)	(124)

Plus interest expense	85,045	82,412

Plus depreciation and amortization expense	43,808	62,467

Plus stock-based compensation	10,574	5,413

Plus amortization of debt issuance costs	-	12,257

Adjusted EBITDA income (loss)	$145,809	$(10,519)

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs and stock-based compensation expense. We have excluded the non-operating item, amortization of debt issuance costs, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income (loss) of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for amortization of debt issuance costs and stock-based compensation expense.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

This item is not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6.           Exhibits

The following exhibits are furnished with this report:

Exh. No.	Description

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

November 14, 2012	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2012	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)