Form 10-Q
period 2012-12-31
Liberator, Inc.
filed 2013-02-13
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 13, 2013 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At December 31, 2012 (unaudited) and June 30, 2012	3

	Condensed Consolidated Statements of Operations –
	For the Quarters and Six Months Ended
	December 31, 2012 and December 31, 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	For the Six Months Ended
	December 31, 2012 and December 31, 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4.	Controls and Procedures	26

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 4.	Mine Safety Disclosures	27

ITEM 6.	Exhibits	27

SIGNATURES		28

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

PART I FINANCIAL INFORMATION

ITEM 1.                        Financial Statements

	December 31, 2012 (unaudited)	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$629,670	$494,420
Accounts receivable, net	869,936	755,303
Inventories, net	1,358,935	1,141,769
Prepaid expenses	62,426	67,042
Total current assets	2,920,967	2,458,534

Equipment and leasehold improvements, net	864,246	735,677
Other assets	4,479	9,082
Total assets	$3,789,692	$3,203,293
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,853,567	$1,643,405
Accrued compensation	247,074	255,105
Accrued expenses and interest	158,739	173,063
Line of credit	465,896	506,753
Current portion of leases payable	30,292	31,538
Current portion of deferred rent payable	30,989	25,669
Merchant cash advance (net of $33,600 in discount)	296,677	-
Convertible notes payable- shareholder	625,000	625,000
Short-term unsecured notes payable	889,427	843,040
Notes payable- related party	116,000	116,000
Total current liabilities	4,713,661	4,219,573
Long-term liabilities:
Leases payable	48,404	42,028
Deferred rent payable	193,516	224,505
Unsecured lines of credit	26,111	38,980
Total long-term liabilities	268,031	305,513
Total liabilities	4,981,692	4,525,086

Commitments and contingencies (note 16)	-	-
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of December 31, 2012 and June 30, 2012	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at December 31, 2012 and at June 30, 2012	707,026	707,026
Additional paid-in capital	5,749,560	5,729,951
Accumulated deficit	(7,649,016)	(7,759,200)
Total stockholders’ equity (deficit)	(1,192,000)	(1,321,793)
Total liabilities and stockholders’ equity (deficit)	$3,789,692	$3,203,293

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net Sales	$3,980,856	$4,293,482	$7,191,031	$7,247,622
Cost of goods sold	2,800,113	3,038,566	5,001,513	5,126,229
Gross profit	1,180,743	1,254,916	2,189,518	2,121,393
Operating expenses
Advertising and promotion	162,736	146,018	264,364	210,150
Other selling and marketing	381,342	300,364	697,831	616,997
General and administrative	400,932	533,792	856,356	1,009,396
Depreciation and amortization	45,156	41,030	88,963	103,497
Total operating expenses	990,166	1,021,204	1,907,514	1,940,040
Income from continuing operations	190,577	233,712	282,004	181,353

Other Income (Expense):
Interest income	215	197	312	321
Interest (expense) and financing costs	(84,284)	(80,261)	(169,331)	(162,673)
Gain(loss) on disposal of assets	(2,801)	-	(2,801)	-
Debt issuance costs	-	(12,257)	-	(24,514)
Total Other Income (Expense)	(86,870)	(92,321)	(171,820)	(186,866)
Income (loss) from continuing operations before income taxes	103,707	141,391	110,184	(5,513)
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	103,707	141,391	110,184	(5,513)
Loss from discontinued operations, including loss on disposal of $101,432	-	(101,432)	-	(127,473)
Net income (loss)	$103,707	$39,959	$110,184	$(132,986)
Net income (loss) per share
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)

Shares used in computing net income (loss) per share
Basic	70,702,596	92,072,047	70,702,596	92,009,547
Diluted	70,702,596	92,072,047	70,702,596	92,009,547

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$110,184	$(132,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88,963	103,497
Amortization of debt discount	14,400	24,514
Stock based compensation expense	19,609	36,469
Loss on disposal of fixed asset	2,801	-
Provision for bad debt	9,240	(389)
Deferred rent payable	(25,669)	(20,349)
Changes in operating assets and liabilities:
Accounts receivable	(123,873)	(691,336)
Inventories	(217,166)	(26,769)
Prepaid expenses and other assets	9,220	(7,274)
Accounts payable	210,161	297,337
Accrued compensation	(8,031)	(936)
Accrued expenses and interest	(14,324)	65,790
Cash provided by (used in) operating activities - continuing operations	75,515	(352,432)
Cash provided by operating activities - discontinued operations	-	28,613
Net cash provided by (used in) operating activities	75,515	(323,819)
INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(196,483)	(17,482)
Cash used in investing activities - continuing operations	(196,483)	(17,482)
Cash provided by investing activities - discontinued operations	-	642,593
Net cash provided by (used in) investing activities	(196,483)	625,117

FINANCING ACTIVITIES:
Net cash provided by (used in) line of credit	(40,857)	293,348
Net proceeds (repayment) of credit card cash advance	282,277	(267,556)
Repayment of unsecured line of credit	(12,869)	(15,224)
Proceeds from issuance of debt	250,000	100,000
Repayment of short-term debt	(203,613)	(159,622)
Principal payments on equipment note payable and capital leases	(18,720)	(20,498)
Cash provided by (used in) financing activities - continuing operations	256,218	(69,552)
Net cash provided by (used in) financing activities	256,218	(69,552)

Net increase in cash and cash equivalents	135,250	231,746
Cash and cash equivalents at beginning of period	494,420	514,048
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$629,670	$745,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Additions to capital leases	$23,850	$-
Cash paid during the period for:
Interest	$196,114	$120,936
Income taxes	$-	$-

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

 The accompanying unaudited condensed interim consolidated financial statements of Liberator, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" ”we” or "Liberator") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire year. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Going Concern - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of December 31, 2012, the Company has an accumulated deficit of $7,649,016 and a working capital deficit of $1,792,694.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation for the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational growth plans we have identified will require approximately $600,000 of funding. We expect to invest approximately $400,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $600,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we will seek to obtain through equity and debt financings.

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

NOTE 2. DISCONTINUED OPERATIONS

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”.)  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. At December 31, 2012, accounts receivable totaled $903,110 net of $13,934 in the allowance for doubtful accounts and $19,240 in reserve for returns and discounts. At June 30, 2012, accounts receivable totaled $803,342 net of $9,503 in the allowance for doubtful accounts and $38,536 reserve for returns and discounts.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of December 31, 2012, substantially all of our cash and cash equivalents were held at a single financial institution. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

Fair Value of Financial and Derivative Instruments

At December 31, 2012, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $35,440 at December 31, 2012 and $17,340 at June 30, 2012. Advertising expense for the three months ended December 31, 2012 and 2011 was $162,736 and $146,018, respectively. Advertising expense for the six months ended December 31, 2012 and 2011 was $264,364 and 210,150, respectively.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $27,471 and $24,635 for the three months ended December 31, 2012 and 2011, respectively. Expenses for new product development totaled $53,197 and $57,641 for the six months ended December 31, 2012 and 2011, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2012.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at December 31, 2012 was $224,505. The rent expense under this lease for the three months ended December 31, 2012 and 2011 was $80,931. The Company also leases certain equipment under operating leases, as more fully described in Note 16 - Commitments and Contingencies.

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

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our two e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net Sales:
Direct	$1,419,607	$1,564,690	$2,602,484	$2,655,787
Wholesale	2,269,280	2,360,266	4,078,063	3,967,950
Other	291,969	368,526	510,484	623,885
Total Net Sales	$3,980,856	$4,293,482	$7,191,031	$7,247,622

Gross Margin:
Direct	$702,395	$778,336	$1,304,594	$1,303,091
Wholesale	497,694	413,300	917,118	724,029
Other	(19,346)	63,280	(32,194)	94,273
Total Gross Margin	$1,180,743	$1,254,916	$2,189,518	$2,121,393

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

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and December 31, 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the six months ended December 31, 2012 and 2011, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

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

The following potentially issuable common shares were not included in the computation of diluted net income (loss) per share because they would have an anti-dilutive effect due to net income (losses) for each period:

	December 31,
	2012	2011
Common stock options	4,234,500	3,445,956
Common stock warrants	2,462,393	2,712,393
Convertible preferred stock	4,300,000	4,300,000
Convertible notes	4,375,000	2,500,000
Total	15,371,893	12,958,349

NOTE 4. STOCK-BASED COMPENSATION

Options

At December 31, 2012, the Company had the 2009 Stock Option Plan (the Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2012, the number of shares available for issuance under the Plan was 765,500.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2012:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2012	3,506,956	3.4	$.20	$-
Granted	2,444,000	4.8	$.06	$-
Exercised	-	-	$-	$-
Forfeited or expired	(1,716,456)	2.9	$.17	$-
Options outstanding as of December 31, 2012	4,234,500	3.1	$.12	$-
Options exercisable as of December 31, 2012	899,500	2.7	$.20	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.06 for such day.

There were 2,444,000 stock options granted during the three and six months ended December 31, 2012. There were 1,488,000 stock options granted during the three and six months ended December 31, 2011. The value assumptions related to options granted during the six months ended December 31, 2012 were as follows:

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

Six Months Ended December 31,2012
Exercise Price:	$.06 - $.10
Volatility:	40% - 47%
Risk Free Rate:	0.43% - .60%
Vesting Period:	4 years
Forfeiture Rate:	25%
Expected Life	4.5 years
Dividend Rate	0%

A summary of the Company’s non-vested options for the six months ended December 31, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at June 30, 2012	2,569,625	$.10
Granted	2,444,000	$.02
Vested	(512,125)	$.09
Forfeited	(1,166,500)	$.08
Non-vested options at December 31, 2012	3,335,000	$.05

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2012:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.06 to .10	2,216,000	4.8	$.06	-
$.15 to .16	1,500,500	3.6	$.16	511,000	$.15
$.20 to $.25	518,000	1.8	$.25	388,500	$.25
Total stock options	4,234,500	4.0	$.12	899,500	$.20

Stock-based compensation

We account for stock-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. We measure the cost of each stock option and at its fair value on the grant date. Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as expense in the financial statements over the respective vesting period.

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the six month period ended December 31, 2012 and 2011 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cost of Goods Sold	$3,168	$2,916	$6,142	$5,697
Other Selling and Marketing	893	1,413	1,827	2,539
General and Administrative	4,973	1,727	11,640	3,233
Total Stock-based Compensation Expense	$9,034	$6,056	$19,609	$11,469

 As of December 31, 2012, the Company’s total unrecognized compensation cost was $130,338, which will be recognized over the weighted average vesting period of 3 years.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2012	June 30, 2012
Raw materials	$616,657	$442,254
Work in process	106,108	110,270
Finished goods	636,170	589,245
Inventories, net	$1,358,935	$1,141,769

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	December 31, 2012	June 30, 2012	Estimated Useful Life
Factory Equipment	$1,680,103	$1,620,463	2-10 years
Computer Equipment and Software	873,324	894,824	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Construction in progress	194,241	39,241
Leasehold Improvements	343,120	336,461	10 years
Subtotal	3,257,784	3,057,985
Accumulated Depreciation	(2,393,538)	(2,322,308)
Total equipment and leasehold improvements, net	$864,246	$735,677

As of December 31, 2012, construction in progress included $11,648 of capitalized interest at a rate of 20%.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2012.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2012	June 30, 2012
Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing January 11, 2013. Secured by personal guarantee of principal stockholder. The note was repaid on January 11, 2013.	$10,565	$140,784
Unsecured note payable for $130,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing April 2, 2013. Secured by personal guarantee of principal stockholder.	37,585	102,256
Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 6, 2013. Secured by personal guarantee of principal stockholder.	241,277	-
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2012. Subsequent to June 30, 2012, the due date on this note was extended to July 31, 2013. Secured by personal guarantee of principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2012; extended to January 3, 2013, then extended to January 3, 2014, with interest payable monthly and principal due on maturity. Secured by personal guarantee of principal stockholder.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2013. Beginning May 31, 2011, the interest rate was increased to 20%, with interest payable monthly, and the principal due in full on May 1, 2013. Secured by personal guarantee of principal stockholder.	200,000	200,000
Total unsecured notes payable	889,427	843,040
Less: current portion	(889,427)	(843,040)
Long-term unsecured notes payable	$-	$-

NOTE 8. SHORT TERM NOTES PAYABLE-RELATED PARTY

	December 31, 2012	June 30, 2012
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76,000	76,000
Total unsecured notes payable	116,000	116,000
Less: current portion	116,000	116,000
Long-term unsecured notes payable	$-	$-

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

NOTE 9. LINE OF CREDIT

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of December 31, 2012 the lenders Index Rate was 4.75%).  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, has personally guaranteed the repayment of the facility.  In addition, Liberator, Inc., has provided its corporate guaranty of the credit facility.  On December 31, 2012, the balance owed under this line of credit was $465,896.  On December 31, 2012, we were current and in compliance with all terms and conditions of the line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 10. CREDIT CARD ADVANCE

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten month after the funding date. The one-time finance charge will be amortized to interest expense during the ten month term of the loan. Repayment will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman. As of December 31, 2012, the principle amount is $330,277 net of a discount of $33,600.

NOTE 11. UNSECURED LINES OF CREDIT

The Company has drawn cash advances on three unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 12% to 18%. The aggregate amount owed on the three unsecured lines of credit was $26,111 at December 31, 2012 and $38,980 at June 30, 2012.

NOTE 12. CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations, Inc.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.20 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of December 31, 2012, the principle balance was $375,000 and accrued interest was $39,483.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of December 31, 2012, the principle balance was $250,000 and the accrued interest was $24,986.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

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

 Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating loss carryforwards at June 30, 2012; however, the Company has not performed a change of control study and, therefore, has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of December 31, 2012, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (FASB”) Interpretation No.48 (FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of December 31, 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for tax years before 2008.

NOTE 14. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at December 31, 2012 and June 30, 2012.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2012, the Company had reserved the following shares of common stock for issuance:

December 31,
2012
Shares of common stock subject to outstanding warrants	2,462,393
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	4,375,000
Total shares of common stock equivalents	16,137,393

Preferred Stock - On February 18, 2011, the Company filed an amendment to its Articles of Incorporation, effective February 9, 2011, authorizing the issuance of preferred stock and the Company now has 10,000,000 authorized shares of preferred stock, par value $.0001 per share, of which 4,300,000 shares have been designated and issued as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock and has a liquidation preference of $.2325 ($1,000,000 in the aggregate). Liquidation payments to the preferred holders have priority and are made in preference to any payments to the holders of common stock. In addition, each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company (the Common Shares”) issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Shares issued and outstanding at the time of such vote. At each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors, holders of Series A Convertible Preferred Shares shall vote together with the holders of Common Shares as a single class.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

Stock Purchase Warrants - As of December 31, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Prices	Expiration Dates
292,479	$.50	June 26, 2014
1,292,479	$.75	June 26, 2014
877,435	$1.00	June 26, 2014
2,462,393

The following table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Prices
Balance June 30, 2012	2,712,393	$.76
Expired	(250,000)	.25
Balance December 31, 2012	2,462,393	$.81

NOTE 15. RELATED PARTIES

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 9 – Line of Credit).  In addition, Liberator, Inc. has provided its corporate guarantees of the credit facility.  On December 31, 2012, the balance owed under this line of credit was $465,896.

The loan from Credit Cash (see Note 10 – Credit Card Advance) was guaranteed by the Company (including OneUp and Foam Labs) and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate (which was 3.25% on December 31, 2012) until paid and totaled $2,884 as of December 31, 2012. Interest expense for the six months ended December 31, 2012 was $655.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2014 with interest payable monthly and principle due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

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

On January 13, 2012, the Company issued an unsecured promissory note to Hope Capital for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 11, 2013. Mr. Friedman has personally guaranteed the repayment of the loan obligation. See NOTE 17. SUBSEQUENT EVENTS.

On April 2, 2012, the Company issued an unsecured promissory note to Hope Capital for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536. Mr. Friedman personally guaranteed the repayment of the loan obligation. On December 31, 2012, the loan balance was $37,585.

The Company has a subordinated notes payable to the majority shareholder’s wife in the amount of $76,000. Interest on the note during the six months ended December 31, 2012 and 2011 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $1,245. The accrued interest on the note as of December 31, 2012 was $8,025. This note is subordinate to all other credit facilities currently in place.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

On December 10, 2012, the Company issued an unsecured promissory note to Hope Capital and Jabro Funding Corp. for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on December 6, 2013. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.20 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of December 31, 2012, the principle balance was $375,000 and accrued interest was $39,483.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of December 31, 2012, the principle balance was $250,000 and the accrued interest was $24,986.

See Note 17 – SUBSEQUENT EVENTS.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. Lease payments are on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at December 31, 2012 was $224,505 and $250,174 at June 30, 2012. The rent expense under this lease for the three months ended December 31, 2012 and 2011 was $80,931.

The Company also leases certain postage equipment under an operating lease.  The lease amount is $104 per month and expires January 2013.

The Company entered into an operating lease for certain material handling equipment in September 2010. The lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at December 31, 2012 are as follows:

Years ending June 30,
2013 (six months)	$202,995
2014	411,974
2015	425,274
2016	210,569
Thereafter through 2017	1,038
Total minimum lease payments	$1,251,850

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

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

The following is an analysis of the minimum future lease payments subsequent to December 31, 2012:

Years ending June 30,
2013 (six months)	$22,157
2014	29,111
2015	19,975
2016	18,879
Thereafter through 2018	11,321
Total minimum lease payments	101,443
Less amount representing interest	(22,747)
Present value of net minimum lease payments	78,696
Less current portion	(30,292)
Long-term obligations under leases payable	$48,404

Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 17. SUBSEQUENT EVENTS

On January 11, 2013, the promissory note issued on January 11, 2012 to Hope Capital in the amount of $250,000 was paid in full.

On January 14, 2013, the Company issued an 20% unsecured promissory note to Hope Capital and Jabro Funding Corp. for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 10, 2014. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

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

	Three Months Ended
	December 31,
	2012	2011
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.3%	70.8%
Gross Margin	29.7%	29.2%

Selling, General and Administrative Expenses	24.8%	23.8%

Income From Continuing Operations	4.9%	5.4%

	Six Months Ended
	December 31,
	2012	2011
Net Sales	100.0%	100.0%
Cost Of Goods Sold	69.6%	70.7%
Gross Margin	30.4%	29.3%

Selling, General and Administrative Expenses	26.5%	26.8%

Income From Continuing Operations	3.9%	2.5%

The following table represents percentage of net sales by product type.

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net Sales:
Liberator	49.9%	37.5%	49.7%	40.7%
Jaxx	16.2%	18.8%	12.8%	14.5%
Resale	28.4%	36.6%	32.9%	30.2%
Other	5.5%	7.1%	4.6%	14.6%
Total Net Sales	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Net sales. Net sales for the three months ended December 31, 2012 decreased from the comparable prior year period by $312,626, or 7.2%.  The decrease in net sales was primarily due to lower sales in the Direct channel. Sales through the Direct channel (which includes product sales through our two e-commerce sites and our single retail store) decreased by 9.3%, or $145,353 during the three months ended December 31, 2012, from the comparable year earlier period. Sales to Wholesale customers during the second quarter decreased approximately 3.9% from the prior year.  The Wholesale channel includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale channel also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Sales of Tenga products accounted for approximately 18% in each of the three month periods ended December 31, 2012 and 2011 and approximately 13% of the gross profit in those same periods. The current exclusive distributorship agreement with TENGA Co., Ltd ("TENGA") expires on February 17, 2013. TENGA has extended the exclusive distributorship agreement for an additional 36 months and the new agreement expires on February 28, 2016.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit decreased to $1,180,743 for the three months ended December 31, 2012 from $1,254,916 in the comparable prior year period (a decrease of 5.9%) and primarily resulted from the decrease in margin from the Direct sales channel.

 Operating expenses. Total operating expenses for the three months ended December 31, 2012 were 24.8% of net sales, or $990,166, compared to 23.8% of net sales, or $1,021,204, for the same period in the prior year.  The decrease in operating expenses was primarily the result of reduced General and administrative expense. Advertising and promotion expense increased from $146,018 to $162,736 in the current year, as the Company purchased additional internet and print advertising during the current year quarter. Other selling and marketing expense increased by $80,978, primarily as a result of higher employee-related costs, including salaries and travel expenses. General and administrative expense decreased by $132,860 from the prior year quarter, primarily as a result of lower investor relation costs and legal-related expenses.

Other income (expense). Other income (expense) during the second quarter increased from expense of ($92,321) in fiscal 2012 to expense of ($86,870) in fiscal 2013. Interest expense increased from $80,261 in the prior year second quarter to $84,284 in the current year quarter.

Income taxes. Income taxes expense of $0 was recorded in the three months ended December 31, 2012 and 2011.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

Six Month Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Net sales. Net sales for the six months ended December 31, 2012 decreased slightly from the comparable prior year period by $56,591, or less than one percent.  The decrease in net sales was primarily due to lower sales in the Other channel, and to a lesser extent, lower sales through the Direct channel. The Direct channel (which includes product sales through our two e-commerce sites and our single retail store) decreased by 2.0%, or $53,303 during the six months ended December 31, 2012, from the comparable year earlier period. The Other channel (which consists principally of shipping and handling fees derived from our Direct category) decreased by 18% or $113,401 compared to the prior year.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the six months ended December 31, 2012 increased to $2,189,518 from $2,121,393 (an increase of 3%) in the comparable prior year period. Gross profit as a percentage of sales increased slightly to 30.4% for the six months ended December 31, 2012 from 29.2% in the comparable prior year period and primarily resulted from an increase in sales of Liberator branded products.

Operating expenses. Total operating expenses for the six months ended December 31, 2012 were 26.5% of net sales, or $1,907,514, compared to 26.8% of net sales, or $1,940,040, for the same period in the prior year and represents a decrease of 1.8%.  The decrease in operating expenses was primarily the result of lower legal and investor relations expense, partially offset by higher employee-related sales and marketing costs. Advertising and promotion expense increased from $210,150 to $264,364, or 26% as the Company purchased additional internet and print advertising to build awareness of the Liberator brand.

Other income (expense). Other income (expense) increased from an expense of ($186,866) in fiscal 2012 to an expense of ($171,820) in fiscal 2013.  Interest expense and financing costs in the prior year quarter included $12,257 from the amortization of the debt discount on the convertible notes. Interest expense increased from $162,673 in the six months of the prior fiscal year to $169,331 in the current comparable year period due to higher borrowing balances.

Income taxes. Income taxes expense of $0 was recorded in the six months ended December 31, 2012 and 2011.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, seasonality costs associated with new product introductions, and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
	2012	2011
	(Unaudited)
Cash flow data from continuing operations:
Cash provided by (used in) operating activities	$75,515	$(352,432)
Cash used in investing activities	(196,483)	(17,482)
Cash provided by (used in) financing activities	256,218	(69,552)

As of December 31, 2012, our cash and cash equivalents totaled $629,670, compared to $916,368 in cash and cash equivalents as of December 31, 2011.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net provided by operating activities was $75,515 in the six months ended December 31, 2012 compared to cash used in operating activities of $352,432 in the six months ended December 31, 2011. The primary reasons for the improvement in cash provided by operating activities is the net income of $110,184 and an increase in accounts payable of $210,161, which was offset in part by an increase in inventory ($217,166); both being related to the purchase of inventory in anticipation of increased sales for Valentine's Day and the introduction of our new compression packaging. Accounts receivable increased ($123,873), which resulted from the increased sales through our Wholesale channel during the six months ended December 31, 2012.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2012 and 2011 of $196,483 and $17,482, respectively, was primarily attributable to the costs associated with the new e-commerce platform. The new e-commerce platform became operational on February 1, 2013.

Financing Activities

Cash provided by financing activities during the six months ended December 31, 2012 of $256,218 was primarily attributable to the borrowings of debt obligations, partially offset by repayments under the line of credit and credit card advance.

Cash used in financing activities in the six months ended December 31, 2011 of $69,552 was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit and the issuance of a short-term note.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We had net income of $110,184 for the six months ended December 31, 2012 and a net loss of $782,417 for the year ended June 30, 2012. As of December 31, 2012, we have an accumulated deficit of $7,649,016 and a working capital deficit of $1,792,694.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational growth plans we have identified will require approximately $600,000 of funding, primarily for working capital. We expect to invest approximately $400,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet, and on cable television. We will also be exploring the opportunity to acquire other compatible and related businesses.

We plan to finance the required $600,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we are able to obtain through equity and debt financings.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2013 to be under $50,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform and our computer network infrastructure.

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

At December 31, 2012, we had $465,896 outstanding on our line of credit, compared to an outstanding balance of $506,753 at June 30, 2012. The line of credit is to provide an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.

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

Non-GAAP Financial Measures

Reconciliation of net income (loss) to Adjusted EBITDA income (loss) for the six months ended December 31, 2012 and 2011:

	Six months ended December 31,
	2012	2011
Net income (loss)	$110,184	$(132,986)
Less interest income	(312)	(321)
Plus interest expense	169,331	162,673
Plus depreciation and amortization expense	88,963	103,497
Plus stock-based compensation	19,609	36,469
Plus amortization of debt issuance costs	-	24,514
Adjusted EBITDA income	$387,775	$193,846

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

PART II                        OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is there any legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business

ITEM 1A.                    RISK FACTORS

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

LIBERATOR, INC.
(Registrant)

February 13, 2013	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 13, 2013	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)