Form 10-Q
period 2013-03-31
Liberator, Inc.
filed 2013-05-09
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At March 31, 2013 (unaudited) and June 30, 2012	3

	Condensed Consolidated Statements of Operations –
	For the Quarters and Nine Months Ended
	March 31, 2013 and March 31, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	For the Nine Months Ended
	March 31, 2013 and March 31, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	25

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 6.	Exhibits	26

SIGNATURE		27

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2013 (unaudited)	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$376,571	$494,420
Accounts receivable, net	571,945	755,303
Inventories, net	1,469,431	1,141,769
Prepaid expenses	139,842	67,042
Total current assets	2,557,789	2,458,534

Equipment and leasehold improvements, net	791,621	735,677
Other assets	4,479	9,082
Total assets	$3,353,889	$3,203,293
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,593,780	$1,643,405
Accrued compensation	301,202	255,105
Accrued expenses and interest	200,944	173,063
Line of credit	417,142	506,753
Current portion of leases payable	51,653	31,538
Current portion of deferred rent payable	15,949	25,669
Merchant cash advance (net of $19,200 in discount)	178,336	-
Convertible notes payable - shareholder	625,000	625,000
Short-term unsecured notes payable	784,021	843,040
Notes payable - related party	116,000	116,000
Total current liabilities	4,284,027	4,219,573
Long-term liabilities:
Leases payable	19,007	42,028
Deferred rent payable	193,062	224,505
Unsecured note payable	200,000	-
Unsecured lines of credit	19,447	38,980
Total long-term liabilities	431,516	305,513
Total liabilities	4,715,543	4,525,086

Commitments and contingencies (note 16)	-	-
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of March 31, 2013 and June 30, 2012	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at March 31, 2013 and at June 30, 2012	707,026	707,026
Additional paid-in capital	5,759,170	5,729,951
Accumulated deficit	(7,828,280)	(7,759,200)
Total stockholders’ equity (deficit)	(1,361,654)	(1,321,793)
Total liabilities and stockholders’ equity (deficit)	$3,353,889	$3,203,293

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net Sales	$3,568,115	$3,961,059	$10,759,146	$11,208,681
Cost of goods sold	2,568,743	2,709,453	7,570,255	7,835,682
Gross profit	999,372	1,251,606	3,188,891	3,372,999
Operating expenses
Advertising and promotion	118,633	130,507	382,996	340,657
Other selling and marketing	393,609	366,410	1,091,440	983,406
General and administrative	434,045	594,677	1,290,402	1,604,073
Depreciation and amortization	44,561	54,114	133,524	157,611
Total operating expenses	990,848	1,145,708	2,898,362	3,085,747
Income from continuing operations	8,524	105,898	290,529	287,252
Other Income (Expense):
Interest income	241	214	552	535
Interest (expense) and financing costs	(102,978)	(95,820)	(272,308)	(258,493)
Loss on disposal of assets	(85,052)	-	(87,853)
Debt issuance costs	-	(12,257)	-	(36,771)
Total Other Income (Expense)	(187,789)	(107,863)	(359,609)	(294,729)
Loss from continuing operations before income taxes	(179,265)	(1,965)	(69,080)	(7,477)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(179,265)	(1,965)	(69,080)	(7,477)
Loss from discontinued operations, including loss on disposal of $101,432	-	-	-	(127,473)
Net loss	$(179,265)	$(1,965)	$(69,080)	$(134,950)
Net loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in computing net loss per share
Basic	70,702,596	69,593,750	70,702,596	87,151,237
Diluted	70,702,596	69,632,805	70,702,596	87,185,121

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss from continuing operations	$(69,080)	$(7,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	133,524	157,611
Amortization of debt discount	28,800	36,771
Common stock issued for services	-	55,000
Stock based compensation expense	29,219	26,469
Loss on disposal of fixed asset	87,853	-
Provision for bad debt	20,759	(7,347)
Deferred rent payable	(41,163)	(33,183)
Changes in operating assets and liabilities:
Accounts receivable	162,599	(95,668)
Inventories	(327,662)	(208,772)
Prepaid expenses and other assets	(68,197)	(4,231)
Accounts payable	(49,624)	35,522
Accrued compensation	46,097	107,608
Accrued expenses and interest	27,881	(31,327)
Cash provided by (used in) operating activities - continuing operations	(18,994)	30,976
Cash used in operating activities - discontinued operations	-	(98,859)
Net cash used in operating activities	(18,994)	(67,883)
INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(253,471)	(50,712)
Cash used in investing activities - continuing operations	(253,471)	(50,712)
Cash provided by investing activities - discontinued operations	-	642,602
Net cash provided by (used in) investing activities	(253,471)	591,890

FINANCING ACTIVITIES:
Net cash used in line of credit	(89,611)	(31,645)
Net proceeds (repayment) of credit card cash advance	149,536	(389,926)
Repayment of related party loans	-	(29,948)
Repayment of unsecured line of credit	(19,534)	(23,127)
Proceeds from issuance of debt	-	100,000
Net proceeds of short-term debt	140,981	5,749
Principal payments on equipment note payable and capital leases	(26,756)	(27,153)
Cash provided by (used in) financing activities - continuing operations	154,616	(396,050)
Cash used in financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	154,616	(396,050)

Net increase (decrease) in cash and cash equivalents	(117,849)	127,957
Cash and cash equivalents at beginning of period	494,420	514,048
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$376,571	$642,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Additions to capital leases	$23,850	$-
Cash paid during the period for:
Interest	$262,366	$251,620
Income taxes	$-	$-

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

 The accompanying unaudited condensed interim consolidated financial statements of Liberator, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Liberator") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Going Concern - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of March 31, 2013, the Company has an accumulated deficit of $7,828,280 and a working capital deficit of $1,726,238.

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

The following is a summary of Accounts Receivable as of March 31, 2013 and June 30, 2012.

	March 31, 2013	June 30, 2012
Accounts receivable	$611,736	$803,342
Allowance for doubtful accounts	(19,658)	(9,503)
Allowance for discounts and returns	(20,133)	(38,536)
Total accounts receivable, net	$571,945	$755,303

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of March 31, 2013, substantially all of our cash and cash equivalents were held at a single financial institution. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

Fair Value of Financial and Derivative Instruments

At March 31, 2013, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

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

The valuation techniques that may be used to measure fair value are as follows:

A. Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B. Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

C. Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $71,926 at March 31, 2013 and $17,340 at June 30, 2012. Advertising expense for the three months ended March 31, 2013 and 2012 was $118,633 and $130,507, respectively. Advertising expense for the nine months ended March 31, 2013 and 2012 was $382,996 and $340,657, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $27,577 and $19,255 for the three months ended March 31, 2013 and 2012, respectively. Expenses for new product development totaled $80,775 and $76,896 for the nine months ended March 31, 2013 and 2012, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2013.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2013 was $209,011. The rent expense under this lease for the three months ended March 31, 2013 and 2012 was $80,931. The Company also leases certain equipment under operating leases, as more fully described in Note 16 - Commitments and Contingencies.

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net Sales:
Direct	$1,335,099	$1,308,859	$3,937,583	$3,964,646
Wholesale	2,017,092	2,353,379	6,095,155	6,321,329
Other	215,924	298,821	726,408	922,706
Total Net Sales	$3,568,115	$3,961,059	$10,759,146	$11,208,681

Gross Margin:
Direct	$661,267	$649,020	$1,965,861	$1,952,111
Wholesale	374,698	511,112	1,291,816	1,235,141
Other	(36,593)	91,474	(68,786)	185,747
Total Gross Margin	$999,372	$1,251,606	$3,188,891	$3,372,999

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

As a result of the implementation of accounting for uncertain tax positions effective July 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and March 31, 2013, there was no significant liability for income tax associated with unrecognized tax benefits.

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

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. As of the date of adoption and during the nine months ended March 31, 2013 and 2012, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
	2013	2012
Common stock options	3,991,500	3,221,831
Common stock warrants	2,462,393	2,712,393
Convertible preferred stock	4,300,000	4,300,000
Convertible notes	4,375,000	2,500,000
Total	15,128,893	12,734,224

NOTE 4. STOCK-BASED COMPENSATION

Options

At March 31, 2013, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2013, the number of shares available for issuance under the Plan was 1,008,500.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2013:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2012	3,506,956	3.4	$.20	$-
Granted	2,444,000	4.8	$.06	$-
Exercised	-	-	$-	$-
Forfeited or expired	(1,959,456)	2.9	$.17	$-
Options outstanding as of March 31, 2013	3,991,500	3.8	$.12	$-
Options exercisable as of March 31, 2013	840,500	2.5	$.20	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.07 for such day.

There were 2,444,000 stock options granted during the nine months ended March 31, 2013. There were 1,488,000 stock options granted during the nine months ended March 31, 2012. The value assumptions related to options granted during the nine months ended March 31, 2013 were as follows:

Nine Months Ended March 31,2013
Exercise Price:	$.06 - $.10
Volatility:	40% - 47%
Risk Free Rate:	0.43% - .60%
Vesting Period:	4 years
Forfeiture Rate:	25%
Expected Life	4.5 years
Dividend Rate	0%

A summary of the Company’s non-vested options for the nine months ended March 31, 2013 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested options at June 30, 2012	2,569,625	$.10
Granted	2,444,000	$.02
Vested	(511,625)	$.09
Forfeited	(1,351,000)	$.07
Non-vested options at March 31, 2013	3,151,000	$.05

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2013:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.06 to .10	2,088,000	4.8	$.06	-	-
$.15 to .16	1,434,500	3.6	$.16	488,750	$.16
$.20 to $.25	469,000	1.8	$.25	351,750	$.25
Total stock options	3,991,500	4.0	$.12	840,500	$.20

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the nine month period ended March 31, 2013 and 2012 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cost of Goods Sold	$2,369	$2,267	$8,511	$6,399
Other Selling and Marketing	5,872	4,218	7,699	11,571
General and Administrative	1,370	3,077	13,009	8,499
Total Stock-based Compensation Expense	$9,611	$9,562	$29,219	$26,469

 As of March 31, 2013, the Company’s total unrecognized compensation cost was $114,844, which will be recognized over the weighted average vesting period of 3 years.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2013	June 30, 2012
Raw materials	$484,628	$442,254
Work in process	118,568	110,270
Finished goods	866,235	589,245
Inventories, net	$1,469,431	$1,141,769

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	March 31, 2013	June 30, 2012	Estimated Useful Life
Factory Equipment	$1,692,620	$1,620,463	2-10 years
Computer Equipment and Software	860,259	894,824	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Construction in Progress	-	39,241
Leasehold Improvements	343,120	336,461	10 years
Subtotal	3,062,995	3,057,985
Accumulated Depreciation	(2,271,374)	(2,322,308)
Total equipment and leasehold improvements, net	$791,621	$735,677

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2013.

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2013	June 30, 2012
Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing January 11, 2013. Secured by personal guarantee of principal stockholder. The note was repaid on January 11, 2013.	$-	$140,784
Unsecured note payable for $130,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing April 2, 2013. Secured by personal guarantee of principal stockholder. The note was repaid on April 2, 2013.	-	102,256
Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 6, 2013. Secured by personal guarantee of principal stockholder.	178,311	-
Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing January 10, 2014. Secured by personal guarantee of principal stockholder.	205,710	-
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2012. Subsequent to June 30, 2012, the due date on this note was extended to July 31, 2013. Secured by personal guarantee of principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2012; extended to January 3, 2013, then extended to January 3, 2014, with interest payable monthly and principal due on maturity. Secured by personal guarantee of principal stockholder.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2013. Beginning May 31, 2011, the interest rate was increased to 20%, with interest payable monthly, and the principal due in full on May 1, 2013. Secured by personal guarantee of principal stockholder. (see Note 17- Subsequent Events)	200,000	200,000
Total unsecured notes payable	984,021	843,040
Less: current portion	(784,021)	(843,040)
Long-term unsecured notes payable	$200,000	$-

NOTE 8. SHORT TERM NOTES PAYABLE-RELATED PARTY

	March 31, 2013	June 30, 2012
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76,000	76,000
Total unsecured notes payable	116,000	116,000
Less: current portion	116,000	116,000
Long-term unsecured notes payable	$-	$-

NOTE 9. LINE OF CREDIT

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp Innovations, Inc. (“OneUp”), and OneUp’s wholly owned subsidiary, Foam Labs, Inc. (“Foam Labs”) entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of March 31, 2013 the lenders Index Rate was 4.75%).  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guaranty of the credit facility.  On March 31, 2013, the balance owed under this line of credit was $417,142.  On March 31, 2013, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 10. CREDIT CARD ADVANCE

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten month after the funding date. The one-time finance charge will be amortized to interest expense during the ten month term of the loan. Repayment will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman. As of March 31, 2013, the principle amount is $178,336 net of a discount of $19,200.

NOTE 11. UNSECURED LINES OF CREDIT

The Company has drawn cash advances on two unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 7% to 18%. The aggregate amount owed on the two unsecured lines of credit was $19,447 at March 31, 2013 and $38,980 at June 30, 2012.

NOTE 12. CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations, Inc.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.20 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of March 31, 2013, the principle balance was $375,000 and accrued interest was $42,257.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of March 31, 2013, the principle balance was $250,000 and the accrued interest was $26,836.

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

 Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control that could result in a substantial reduction to the previously reported net operating loss carryforwards at June 30, 2012; however, the Company has not performed a change of control study and, therefore, has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards.  As of March 31, 2013, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of March 31, 2013, there was no significant liability for income tax associated with unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for tax years before 2008.

NOTE 14. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at March 31, 2013 and June 30, 2012.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2013, the Company had reserved the following shares of common stock for issuance:

March 31,
2013
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

Stock Purchase Warrants - As of March 31, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Prices	Expiration Dates
292,479	$.50	June 26, 2014
1,292,479	$.75	June 26, 2014
877,435	$1.00	June 26, 2014
2,462,393

The following table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Prices
Balance June 30, 2012	2,712,393	$.76
Expired	(250,000)	.25
Balance March 31, 2013	2,462,393	$.81

NOTE 15. RELATED PARTIES

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 9 – Line of Credit).  In addition, Liberator, Inc. has provided its corporate guarantees of the credit facility.  On March 31, 2013, the balance owed under this line of credit was $417,142.

The loan from Credit Cash (see Note 10 – Credit Card Advance) was guaranteed by the Company (including OneUp and Foam Labs) and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan will accrue at the prevailing prime rate (which was 3.25% on March 31, 2013) until paid and totaled $3,205 as of March 31, 2013. Interest expense for the nine months ended March 31, 2013 was $976.

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

On April 2, 2012, the Company issued an unsecured promissory note to Hope Capital for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536. Mr. Friedman personally guaranteed the repayment of the loan obligation. This loan was repaid in full on March 29, 2013.

On January 14, 2013, the Company issued an unsecured promissory note to Hope Capital and Jabro Funding Corp. for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 10, 2014. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

The Company has a subordinated notes payable to the majority shareholder’s wife in the amount of $76,000. Interest on the note during the nine months ended March 31, 2013 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $1,854. The accrued interest on the note as of March 31, 2013 was $8,648. This note is subordinate to all other credit facilities currently in place.

On December 10, 2012, the Company issued an unsecured promissory note to Hope Capital and Jabro Funding Corp. for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on December 6, 2013. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.20 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of March 31, 2013, the principle balance was $375,000 and accrued interest was $42,257.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of March 31, 2013, the principle balance was $250,000 and the accrued interest was $26,836.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. Lease payments are on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2013 was $209,011 and $250,174 at June 30, 2012. The rent expense under this lease for the three months ended March 31, 2013 and 2012 was $80,931.

The Company also leases certain postage equipment under an operating lease.  The lease amount is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010. The lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at March 31, 2013 are as follows:

Years ending June 30,
2013 (three months)	$101,497
2014	411,974
2015	425,274
2016	210,569
Thereafter through 2017	1,038
Total minimum lease payments	$1,150,352

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

The following is an analysis of the minimum future lease payments subsequent to March 31, 2013:

Years ending June 30,
2013 (three months)	$11,078
2014	29,111
2015	19,975
2016	18,879
Thereafter through 2018	11,321
Total minimum lease payments	90,364
Less amount representing interest	(19,704)
Present value of net minimum lease payments	70,660
Less current portion	(51,653)
Long-term obligations under leases payable	$19,007

Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 17. SUBSEQUENT EVENTS

On April 5, 2013, the Company issued a 20% unsecured promissory note to Hope Capital and Jabro Funding Corp. for $130,000. Terms call for a bi-weekly principal and interest payments of $5,536 with the note due in full on April 4, 2014. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

On April 30, 2013, the 20% unsecured note payable in the principal amount of $200,000, originally due May 1, 2013 was extended until May 1, 2015 under the same terms.

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

	Three Months Ended
	March 31,
	2013	2012
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.0%	68.4%
Gross Margin	28.0%	31.6%

Selling, General and Administrative Expenses	27.8%	28.9%

Income From Continuing Operations	0.2%	2.7%

	Nine Months Ended
	March,
	2013	2012
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.4%	69.9%
Gross Margin	29.6%	30.1%

Selling, General and Administrative Expenses	26.9%	27.5%

Income From Continuing Operations	2.7%	2.6%

The following table represents percentage of net sales by product type:

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net Sales:
Liberator	52%	43%	48%	39%
Jaxx	10%	9%	13%	14%
Resale	34%	37%	32%	36%
Other	4%	11%	7%	11%
Total Net Sales	100%	100%	100%	100%

Liberator- Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to distributors and retailers as well as directly through our e-commerce site and single retail store. Net sales of Liberator products increased 10% during the three and 18% during the nine month periods ending in March 31, 2013, from the comparable year earlier periods. This increase is primarily related to the launching of our new compression packaging, increased sales internationally and improved sales conversion from our new Liberator.com e-commerce platform, which was launched on February 1, 2013.

Jaxx- Jaxx products are casual and contemporary furniture products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales decreased slightly during the three and nine month periods ending March 31, 2013, compared to the prior year periods. This decrease is primarily due to a shift in our sales staff focus to Liberator products and resale products.

Resale- Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Net sales of resale products decreased 18% during the three month period ending March 31, 2013, from the comparable prior year period due to lower sales of non-Tenga products to certain customers. Sales of Tenga products accounted for approximately 23% and 21% in each of the three month periods ended March 31, 2013 and 2012, respectively, and approximately 24% and 15% of the gross profit in those same periods, respectively. Net sales of resale products decreased 16% during the nine month period ending March 31, 2013, from the comparable prior year period. This decrease is due to significantly lower sales of non-Tenga resale products and, to a lesser extent, lower sales of Tenga products.

Other- Other products include sales from contract manufacturing and fulfillment services. Net sales during the three and nine month periods ending March 31, 2013 have decreased compared to the three and nine month periods in the prior year. This decline is due to a decrease in the number of contract manufacturing projects and fulfillment contracts during fiscal year 2013 from the prior fiscal year.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales. Net sales for the three months ended March 31, 2013 decreased from the comparable prior year period by $392,944, or 9.9%.  The decrease in net sales was primarily due to lower sales in the Wholesale channel. Sales through the Wholesale channel decreased by 14.3%, or $336,287 during the three months ended March 31, 2013, from the comparable year earlier period. The Wholesale channel includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale channel also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit decreased to $999,372 for the three months ended March 31, 2013 from $1,251,606 in the comparable prior year period (a decrease of 20%) and primarily resulted from the decrease in margin from the Wholesale sales channel.

Operating expenses. Total operating expenses for the three months ended March 31, 2013 were 27.8% of net sales, or $990,848, compared to 28.9% of net sales, or $1,145,708, for the same period in the prior year.  The decrease in operating expenses was primarily the result of reduced General and administrative expense. Advertising and promotion expense decreased from $130,507 to $118,633 in the current year, as the Company purchased fewer internet and print advertising during the current year quarter. Other selling and marketing expense increased by $27,199, primarily as a result of higher employee-related costs, including salaries and travel expenses. General and administrative expense decreased by $160,632 from the prior year quarter, primarily as a result of lower investor relation costs and legal-related expenses.

Other income (expense). Other income (expense) during the third quarter increased from expense of ($107,863) in fiscal 2012 to expense of ($187,789) in fiscal 2013. Interest expense increased from $95,820 in the prior year second quarter to $102,978 in the current year quarter. During the three months ending March 31, 2013 a loss on disposal of assets of $85,052 was recognized. This was the remaining net book value of the former e-commerce platform.

Income taxes. Income taxes expense of $0 was recorded in the three months ended March 31, 2013 and 2012.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Net sales. Net sales for the nine months ended March 31, 2013 decreased from the comparable prior year period by $449,535, or 4%.  The decrease in net sales was primarily due to lower sales in the Other channel, and to a lesser extent, lower sales through the Wholesale channel. The Wholesale channel (which includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers) decreased by 7.9%, or $526,174 during the nine months ended March 31, 2013, from the comparable year earlier period. The Other channel (which consists principally of shipping and handling fees derived from our Direct category) decreased by 21.3% or $196,298 compared to the prior year.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the nine months ended March 31, 2013 decreased to $3,188,891 from $3,372,999 (a decrease of 5.5%) in the comparable prior year period. Gross profit as a percentage of sales decreased slightly to 29.6% for the nine months ended March 31, 2013 from 30.1% in the comparable prior year period and primarily resulted from a decrease in sales in the Other channel.

 Operating expenses. Total operating expenses for the six months ended March 31, 2013 were 26.9% of net sales, or $2,898,362, compared to 27.5% of net sales, or $3,085,747, for the same period in the prior year and represents a decrease of 6.1%.  The decrease in operating expenses was primarily the result of lower legal and investor relations expense, partially offset by higher employee-related sales and marketing costs. Advertising and promotion expense increased from $340,567 to $382,996 or 12.4% as the Company purchased additional internet and print advertising to build awareness of the Liberator brand.

Other income (expense). Other income (expense) increased from an expense of ($294,729) in fiscal 2012 to an expense of ($359,609) in fiscal 2013.  Interest expense and financing costs in the prior year included $36,771 from the amortization of the debt discount on the convertible notes. Interest expense increased from $258,493 in the nine months of the prior fiscal year to $272,308 in the current comparable year period due to higher borrowing balances. A loss on disposal of assets of $87,853 was recognized during fiscal 2013. Of this amount $85,052 was the remaining net book value of the former e-commerce system.

Income taxes. Income taxes expense of $0 was recorded in the nine months ended March 31, 2013 and 2012.  We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
	2013	2012
	(Unaudited)
Cash flow data from continuing operations:
Cash provided by (used in) operating activities	$(18,994)	$30,976
Cash used in investing activities	(253,471)	(50,712)
Cash provided by (used in) financing activities	154,616	(396,050)

As of March 31, 2013, our cash and cash equivalents totaled $376,571, compared to $642,005 in cash and cash equivalents as of March 31, 2012.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash used in operating activities was $18,994 in the nine months ended March 31, 2013 compared to cash provided by operating activities of $30,976 in the nine months ended March 31, 2012.  The primary reasons for the decrease in cash provided by (used in) operating activities is an increase in inventory ($327,662), which was offset in part by a decrease in accounts receivable, $162,599 and the loss on disposal of assets of $87,853.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2013 and 2012 of $253,471 and $50,712, respectively, was primarily attributable to the costs associated with the new e-commerce platform. The new e-commerce platform became operational on February 1, 2013.

Financing Activities

Cash provided by financing activities during the nine months ended March 31, 2013 of $154,616 was primarily attributable to the borrowings of debt obligations, partially offset by repayments under the line of credit and credit card advance.

Cash used in financing activities in the nine months ended March 31, 2012 of $396,050 was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit and the issuance of a short-term note.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We had a net loss of $69,080 for the nine months ended March 31, 2013 and a net loss of $782,417 for the year ended June 30, 2012. As of March 31, 2013, we have an accumulated deficit of $7,828,280 and a working capital deficit of $1,726,238.

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

At March 31, 2013, we had $417,142 outstanding on our line of credit, compared to an outstanding balance of $506,753 at June 30, 2012. The line of credit is to provide an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income for the nine months ended March 31, 2013 and 2012:

	Nine months ended March 31,
	2013	2012
Net loss	$(69,080)	$(134,950)
Less interest income	(552)	(535)
Plus interest expense	272,308	258,493
Plus depreciation and amortization expense	133,524	157,611
Plus stock-based compensation	29,219	26,469
Plus amortization of debt issuance costs	-	36,771
Adjusted EBITDA income	$365,419	$343,859

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

LIBERATOR, INC.
(Registrant)

May 9, 2013	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2013	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)