Form 10-K
period 2013-06-30
Liberator, Inc.
filed 2013-09-30
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES     ☒  NO

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on December 30, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter, was $2,215,813.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on

September 25, 2013 was 70,702,596.

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

  security breaches may cause harm to our systems;

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

PART I.

ITEM 1.        Business

Our Business

Liberator, Inc. is the manufacturer and marketer of Liberator Bedroom Adventure Gear®, one of the world’s most widely-recognized brand categories in the sexual well-being space, now emerging into mainstream retail.

Liberator’s mission is to enhance couples’ intimacy by inspiring creativity and romantic imagination. Liberator Bedroom Adventure Gear® creates surfaces and elevations that facilitate and expand sexual performance and repertoire. We believe our products make the act of love more exciting and rewarding for people of all shapes and sizes, regardless of age or physical limitations.

For more than 11 years, Liberator’s reputation and distinctive image has been consistently developed across an expanding number of sales channels including: Liberator.com, a direct-to consumer website; adult and couple-friendly adult retailers; Internet retailers in drug, mass, catalog and specialty areas selling products under the sexual wellness or well-being category; and Liberator’s retail flagship store.

The entire Liberator line, including more than a dozen trademarked products, is produced by a team of over 110 dedicated employees in a 140,000 square-foot factory in Atlanta, Georgia.

Liberator Bedroom Adventure Gear combines functional design with sensuous textures that transform ordinary bedrooms into supportive landscapes for intimacy. Liberator presents angles, elevations, curves and motion that help people of all sizes including those with back injuries and other medical conditions find comfortable ways to connect while increasing their stamina and performance.

According to many of our customers, we have created “one of the greatest products for enhancing intimacy” that helps couples experience the best life has to offer. We are humbled by the reaction Liberator has gotten from our customers and proud of our achievements. But the truth is, we are inspired to do even more. We are just getting started, pushing into new markets and spreading intimacy and sexual fulfillment to customers around the world.

We are a vertically integrated manufacturer that designs, develops and markets products and accessories that enhance intimacy. Liberator is also a nationally recognized brand trademark, brand category and a patented line of products commonly referred to as sexual positioning shapes and sex furniture. We are an integrated multi-channel, multi-brand direct-to-consumer retailer, distributor and wholesaler that also operates the Liberator brand websites. We conduct our manufacturing, distribution and all administrative functions from a single facility in Atlanta, Georgia. All business activity of the Company is done through our wholly-owned subsidiary, OneUp Innovations, Inc. (“OneUp”). OneUp was organized in 2000.

We believe our Liberator customer base consists primarily of affluent, college educated couples that buy Liberator to enhance bedroom play and/or to improve sexual performance.

In the sexual wellness market, the Company conducts direct to consumer business through its owned and managed websites, www.liberator.com and www.theliberator.co.uk, and the Liberator exhibition and concept store within our factory.

We conduct our wholesale business for Liberator products through five primary channels: (1) adult and female friendly retailers, flash sites and specialty boutiques, (2) e-tailers who sell our products through adult, mass market, drug and other sites offering sexual wellness products, (3) adult “toy” home party businesses, (4) mail order catalogers, and (5) distributors of adult / sexual wellness products. These wholesale accounts have approximately 950 retail locations and/or websites in the United States and Canada. We have a growing number of retailers who are also adding a dedicated Liberator exhibition concept to their merchandising space. We also sell internationally through a UK-based sales staff and third-party fulfillment service, and through a distributor in Australia.

Under OneUp, we also function as an exclusive resale distributor of the Tenga brand sold through the same wholesale and direct-to-consumer channels as branded Liberator products. For the year ended June 30, 2013, Tenga products represented approximately twenty-one percent of our consolidated net sales.

 In addition, the Company sells a line of contemporary casual seating under the Jaxx brand. Jaxx is an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx product line and accessory products are sold through the following four wholesale channels: (1) beanbag e-tailers, (2) mass markets, (3) mail order catalogers, and (4) retail furniture stores. The Company also owns and manages a website under the URL www.JaxxLiving.com for direct to consumer sales. For the year ended June 30, 2013, this product line represented approximately thirteen percent of our consolidated net sales.

Unless the context requires otherwise, all references in this report to the “Company,” “Liberator,” “we,” “our,” and “us” refers to Liberator, Inc. and its subsidiaries.

Our executive offices are located at 2745 Bankers Industrial Dr., Atlanta, GA 30360; our telephone number is +1-770-246-6400.

Corporate History

The Company was incorporated in the State of Florida on February 25, 1999, under the name of WES Consulting, Inc. to provide consulting and commercial property management services. On October 19, 2009, the Company entered into a Merger and Recapitalization Agreement (the “Merger Agreement”) with Liberator, Inc. (f/k/a Remark Enterprises Inc.), a Nevada corporation (“Old Liberator”).  Pursuant to the Merger Agreement, Old Liberator merged with and into the Company, with the Company surviving as the sole remaining entity (the “Merger”).

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

On January 27, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Web Merchants, Inc., a Delaware corporation (“WMI”) and Fyodor Petrenko and Dmitrii Spetetchii, the holders of 100% of WMI’s capital stock (the “WMI Shareholders”), to acquire 100% of WMI’s issued and outstanding equity ownership in exchange for 28,394,400 shares of our common stock to the WMI Shareholders.  Dmitrii Spetetchii also received $100,000 in cash, which represented $79,000 for the repayment of a loan he made to WMI and $21,000 in consideration for him signing a non-compete agreement with the Company.  Pursuant to the Purchase Agreement, WMI operated as a wholly owned subsidiary of the Company until October 1, 2011 when it was sold to Web Merchants Atlanta, LLC (“WMA”), an entity controlled by the President and former majority shareholder of WMI, Fyodor Petrenko. Under the WMI Sale Agreement, the Company received the 25.4 million shares of Liberator common stock owned by Mr. Petrenko (which were returned to our treasury and retired) and a cash payment of $700,000 in exchange for the issued and outstanding stock of WMI owned by the Company.

On February 28, 2011, the Company name was changed from WES Consulting, Inc. to Liberator, Inc.

Industry Background

The Company participates in the rapidly growing worldwide market of sexual wellness. What was once called Family Planning has evolved over the last decade into a new category called Sexual Wellness, a growing worldwide movement toward sexual health. Many of the major health and wellness retailers, pharmacies and on-line retailers have started embracing this movement, especially over the last two to three years. A Google search of the term “Sexual Wellness” returns over 3 million entries, with the first two entries in organic search being Amazon.com and Walgreens.com.

Major consumer brands are rapidly entering the Sexual Wellness market, with either new products or repackaged existing products. Such brands include:

  K-Y ®: the personal lubricant first introduced in 1917, now offers 10 products including products marketed as climax enhancers, for massage and foreplay, lubricants with sensation and vaginal moisturizers. The K-Y brand is owned by Johnson & Johnson, a Fortune 500 company.

  Trojan Condoms ®, the leading condom in North America, now offers a line of nine vibrators and vibrating products. A recent quote from the Trojan Condom website - “vibrators are increasingly becoming as common in Americans’ bedrooms as coffee makers are in their kitchens.” The Trojan Condoms brand is owned by Church & Dwight Co. Inc, a Fortune 1000 company.

  Durex Condoms ® (a division of $15 billion UK-based Reckitt Benckiser) now offers a selection of vibrating products in addition to condoms.

We believe that the category of Sexual Wellness is in the early stages of consumer awareness and that it will continue to grow and gain consumer acceptance to become a major trend in retailing.

Business Strategy

As we believe Liberator is one of the few recognized brands and brand categories in the sexual wellness market, our goals are to achieve long-term growth and profitability and diversify our sales base. We plan to achieve these goals using the following strategies:

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

  Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expand our offering to distributors, retailers and e-tailers across every channel of adult, mass market, drug and specialty accounts. For wholesalers thinking about adding sexual wellness products to their retail or online store, Liberator is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for sexual wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers particular demographic. For e-tailers, we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, typically the same day the order is received.

  Product Development. In fiscal 2011, we strategically expanded our Liberator offering by introducing several product line extensions, including Liberator Décor Series (shapes that coordinate with bedding), and Liberator Sex Toy Mounts. We also introduced the Liberator “Jaz series,” an offering of smaller-sized shapes designed for easier retail display at lower price points.  We are designing products for both form and function, crafting them with quality materials that define a new class of products that we call “Erotic Luxury.” In fiscal 2013, we developed the Eco-Packaging (described below) which makes our products more convenient for the consumer and reduces our outbound shipping costs. Future products are expected to be an extension of the Liberator brand name and would include vibrators, pleasure objects and consumables, like massage oils and lubricants. Our ability to grow the Liberator brand and develop new growth opportunities depends in part on our ability to appropriately identify and execute our strategies and initiatives. Implementation of these plans may be delayed or may not be successful for a variety of reasons.

  Liberator Concept Store. Our 2,500 square foot Liberator exhibition store is the retail extension of our Liberator.com website. Located at our Atlanta factory, it is a gallery-like setting for sensual and erotic discovery, offering a presentation of products that celebrate intimacy and romantic imagination.  In our opinion, Liberator and luxury pleasure objects are meant to go together. Our concept store is a destination where customers can learn about, touch and purchase the Liberator products they have only been able to see online. In addition to Liberator branded shapes, furniture and accessories, the store features a range of better brands from around the globe including: designer sex toys, lounge-wear and lingerie collections, masks, cuffs and intimate accessories, erotic décor homewares, and bath and body essentials. Also included are limited addition hand-made items in glass, leather, latex and a collection of romantic gifts. We are dedicated to bringing our customers a compelling in-store experience through knowledgeable associates, interactive media displays and a high level of service, quality and innovation. The store also serves as a laboratory to listen and observe consumer reaction to new products and evaluate price points and merchandising techniques. Our concept store has demonstrated the strength of the Liberator brand as customers, both singles and couples, want to feel and experience our products and, although we are located in an industrial park, they are willing to travel to the store, return repeatedly and refer friends. We believe that a Liberator branded retail concept is ready to be expanded beyond our single location to large metropolitan areas, providing an upscale experience in-sync with the overall mainstreaming of sexual wellness.

  Jaxx Products. The Jaxx product line was originally started in 2007 with the idea that we could create higher value from using our polyurethane foam trim as beanbag fill versus recycling this material as carpet pad regrind. Since then, the Jaxx product line has developed into a wide variety of styles, sizes and fabric choices including those designed for children. Our wholesale and mass market distribution channels are established mostly as drop-ship accounts and are seasonally busy during November and December. Further growth is expected to come from Jaxx as we expand sales into retail stores. We also expect to develop higher priced modern design seating and private labeled products, and offer contract production services around our core competency in manufacturing. The contemporary seating business is highly competitive. We believe we can compete effectively on the basis of product quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as distribution through the multiple sale channels where consumers prefer to purchase. However, our plans to expand this product offering and sales channels may not be successful and implementation may hamper our operational and managerial resources.

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

Advertising and Branding

The Liberator.com website is the primary branding and advertising vehicle for the Liberator brand. We believe our website reinforces the Liberator mission and brand image while driving sales to all of our wholesale channels. We also believe we have distinguished ourselves from other web e-tailers in the adult and sexual wellness space by using sophisticated photography, instructional videos and exceptional art direction combined with an entertainment bent. Liberator attracts customers to its website and other retailers and e-tailers through internally developed print ads, and radio and television advertising during holiday periods. These provocative advertising campaigns communicate a distinctive image that differentiates us and creates a connection and following with our customers. Since inception, over $9.3 million has been spent building brand awareness. We have also aligned the brand with the entertainment industry appearing in Meet the Fockers, Burn after Reading, The Real Housewives of Atlanta and numerous other TV and media events.

Diverse Mainstream Appeal

The Liberator brand is marketed and distributed through diverse wholesale mass market channels, specialty retailers and web stores. We estimate that approximately 50% of our purchases are made jointly by couples, varying in ages from 30 to 55 years old, who view sexual expression and experimentation as essential to a well-lived life. Liberator, as a company, also understands and supports sexuality as a potentially positive force in everyone’s life, and celebrates sexual diversity, differing desires, relationship structures, and individual choices based on consent. We offer our customers a broad range of Liberator styles and designs. By offering such a broad range of products, including higher priced luxury items, we believe it elevates the perception of the brand while providing more accessible price points for every customer and budget.

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

American Manufacturing and Sourcing

Liberator has been crafting Bedroom Adventure Gear in Atlanta headquarters for more than 11 years. It is our pride and heritage to manufacture in America, and to use other domestic sources of raw materials in our manufacturing process. We devote as much effort into providing jobs for our community as we do focusing on bettering the love lives of thousands. Our goal is to see that the jobs we create are more than just a paycheck, but rather are examples of good and lasting employment that support families and communities.

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

Liberator Eco-Packaging

When we set about redesigning our packaging at the beginning of fiscal 2013, we were concerned about two things: how to make it more convenient at the point of purchase and how it would affect the world around us.

Before we could envision how our products could be more easily carried out of a store, we had to consider what path they must travel to get there. Our Liberator Shapes are large, high density foam pieces leaving us with a difficult product to reduce in size. In order to cut down the dimensions, we developed a proprietary vacuum compression process that removes approximately 90% of the air from the Liberator Shapes without compromising the integrity of the product. This allows our Liberator Shapes to leave our Atlanta manufacturing facility in a box that is approximately 60% smaller than our previous packaging.

As our boxes shrink, so does our carbon footprint. With less space necessary for shipping, we use less fuel for deliveries and fewer paper products for packaging, reducing our impact on the environment. For our customers, this means they get an easy-to-carry retail package, or a small, discreet plain brown box when ordering online.

Just like we have redefined the bedroom, we are redefining the way we impact the world around us.

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

During fiscal 2013, we implemented a comprehensive new enterprise level e-commerce platform in the United States and the United Kingdom. This new e-commerce platform provides our domestic and European customers with a better user experience and, as a result, has increased our Direct to consumer sales.

Products and Services

Liberator Products

We developed a product category which we call “Liberator Bedroom Adventure Gear”. They are positioning props that elevate, rock and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting.

Liberator Shapes are manufactured in a variety of heights and widths to accommodate variations in the human body. They consist of differently shaped cushions and props that are available in an assortment of fabric colors and prints to add to the visual excitement. Each of the product profiles of the Liberator Shapes is unique, designed to introduce positions to the sexual experience that were previously difficult to achieve or impossible to achieve with standard pillows or cushions. Liberator Shapes are manufactured from structured polyurethane foam, cut at various angles, platforms and profiles. The foam base is encased in a tight, fluid resistant polyester shell, helping the cushions to maintain their shape.  The original offering of the Liberator Wedge and Ramp, sold as a set, continue to be our best-selling items. All of the Liberator Shapes are also available in our Black Label Series which includes blindfolds and snap-on Velcro cuffs.

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

All products sold under the Liberator brand provided 49% and 40% of our revenues for our fiscal years ended June 30, 2013 and 2012, respectively.

Jaxx Products

In addition to the Liberator product line, we also produce a line of casual foam-based furniture sold under the “Jaxx” brand. These products are primarily offered directly to consumers through our JaxxLiving.com web site and to e-Merchants under drop-ship arrangements where we ship directly to customers and to other resellers.  Our Jaxx products provided 13% of our revenues in our fiscal year ended June 30, 2013 and 11% in our fiscal year ended June 30, 2012.

Resale Products

Beginning in 2006, we began importing high-quality pleasure objects from around the world. These resale products (including Tenga products) provided 32% and 37% of our revenues for our fiscal years ended June 30, 2013 and 2012, respectively.

Sales of Tenga products accounted for approximately 21% of net sales in each of the years ended June 30, 2013 and 2012 and approximately 19% and 16% of the total gross profit in those same years, respectively. The average profit margin on Tenga products for the two years ended June 30, 2013 was 24%. As a result of a price increase from Tenga in May, 2013, the average profit margin on sales of Tenga will decline during the remainder of fiscal 2014.

 Intellectual Property

The Liberator trademark is registered with the United States Patent and Trademark office and with the registries of many foreign countries. In addition we were issued approximately 20 other product name trademarks and trade names including: “Bedroom Adventure Gear”, “Explore More”, Ramp, Wedge, Stage, Esse, Zeppelin, Hipster, Wing, Equus, Jaxx and Bonbon. In August 2005, we were issued utility patent number US 6,925,669 “Support Cushion and System of Cushions.” We believe our trademarks and patent have significant value and we intend to continue to vigorously protect them against infringement.

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

Our ten largest customers (excluding our own e-commerce sites and retail store) accounted for approximately 24% of net sales for the year ended June 30, 2013 and 19% of net sales for the year ended June 30, 2012. No single customer accounted for more than 10% of our net sales during that period. However, the loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Technology and Operations

Our websites are supported by a technology infrastructure that is designed to provide a superior customer experience, including speed, ease of use and security. Our technology infrastructure uses highly scalable, fully fault tolerant enterprise-class technology and provides a high-availability system that we believe rivals those of larger companies. We maintain strategic partnerships with vendors to ensure that we can rapidly deploy new products and information technology solutions that we believe are key to our success.

We follow rigorous industry standards to protect our internal operations and the personal information we collect from our customers. We do not sell or disclose the personal information of our customers. We continue to maintain and upgrade our technology framework that can support high levels of security while meeting the compliance requirements of Payment Card Industry security standards. We are considered a “sender” under the CAN-SPAM Act and comply with the applicable aspects thereof.

International Sales

In fiscal 2013, the Company adopted a new international sales strategy. In the European Union, the Company has shifted from a licensee model to a direct sales model with the assistance of an outsourced sales organization based in the United Kingdom. This sales organization will be responsible for wholesale sales and marketing operations and customer service in the European Union. This change is expected to give the Company better control over the brand image in the United Kingdom and the European Union with a resulting increase in product sales.

In fiscal 2013, the Company also launched a new e-commerce site that services consumers in the European Union. Orders placed on the website, www.theliberator.co.uk , are shipped from a third-party fulfillment center located in England directly to consumers. Our new compression packaging significantly reduces the freight cost to send the products to England and to send the products from the fulfillment center to the end consumer, creating a better value for our customers.

In Australia and New Zealand, the Company has formed a relationship with the largest distributor of adult products in that region. Headquartered in Melbourne, Australia, this distributor is an adult products wholesale supplier servicing Australian, New Zealand and South East Asian retailers.

During fiscal 2013, we terminated all of our existing international distribution agreements, including the agreements with partners in China (which includes Hong Kong and Macau), Brazil, Singapore, France, Italy and the Netherlands. Our new Eco-Packaging eliminated the need for in-country manufacturing and the existing distributors were not achieving the contractual minimum purchase levels.

Sales Channels

We conduct our business through two primary sales channels: Direct (consisting of our Internet websites) and Wholesale (consisting of our stocking reseller, drop-ship, contract manufacturing and distributor accounts). The following is a summary of our revenues:

(Dollars in thousands)	Fiscal 2013	Fiscal 2012
Direct	$5,214	$5,020
Wholesale	7,758	8,394
Other	874	1,061
Total Net Sales	$13,846	$14,475

Net sales in the Other channel consists of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2013	Fiscal 2012
Direct sales channel net sales	$5,214	$5,020
Direct net sales as a percentage of total revenues	37.7%	34.7%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2013	Fiscal 2012
Wholesale sales channel net sales	$7,758	$8,394
Wholesale net sales as a percentage of total revenues	56.0%	58.0%

As of June 30, 2013, the Company has approximately 800 active wholesale accounts, most of which are located in the United States.

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

Our www.JaxxLiving.com website offers contemporary seating to the young adult and student market.

Unless specifically set forth to the contrary, the information that appears on our websites is not part of this annual report.

Government Regulation

We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations that regulate the promotion and sale of merchandise and the operation of warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Seasonality

Our business is seasonal and, as a result, revenues will vary from quarter to quarter. During the past three years, we have realized an average of approximately 29% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 27% of our revenues in the third quarter, which includes Valentine’s Day.

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

Employees and Labor Relations

As of September 19, 2013, we had 114 employees (81 in production and warehouse operations, and 33 in sales, marketing and administrative operations).  Additional staffing is typically required for peak holiday periods through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

ITEM 1A. Risk Factors

Not applicable to a smaller reporting company.

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

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets Group on the OTCQB tier (“OTCQB”) under the symbol “LUVU.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCQB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.  The last sale price of our common stock as reporting on the OTCQB on September 23, 2013 was $0.05 per share.

Fiscal Year
2013	High Bid	Low Bid
Fourth Quarter: 4/1/13 to 6/30/13	$0.11	$0.05
Third Quarter: 1/1/13 to 3/31/13	0.12	0.06
Second Quarter: 10/1/12 to 12/31/12	0.15	0.02
First Quarter: 7/1/12 to 9/30/12	$0.13	$0.06

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter: 4/1/12 to 6/30/12	$0.44	$0.11
Third Quarter: 1/1/12 to 3/31/12	0.23	0.14
Second Quarter: 10/1/11 to 12/31/11	0.17	0.10
First Quarter: 7/1/11 to 9/30/11	$0.20	$0.12

Holders

As of September 20, 2013, we had approximately 85 stockholders of record of our common stock and approximately 550 beneficial holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2013.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining, available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,383,500	$.107	1,616,500 (2)
Equity compensation plans not approved by security holders (3)	200,000	.06	-0-

Total	3,583,500	$.104	1,616,500

(1) Includes option awards outstanding under our 2009 Stock Option Plan.

(2) Includes shares remaining available for future issuance under our 2009 Stock Option Plan.

(3) Non-qualified stock options issued to two unsecured lenders.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.            Selected Financial Data.

Not applicable to smaller reporting company.

ITEM 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2013 and 2012 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2013	Year Ended June 30, 2012
Net sales	100%	100%
Cost of goods sold	71%	71.2%
Gross profit	29%	28.8%
Selling, General and Administrative Expenses	26.3%	28.9%
Income (loss) from continuing operations	1.4%	(2.4)%

The following table represents the percentage of net sales by product type:

	Year Ended June 30, 2013	Year Ended June 30, 2012
Net sales:
Liberator	49%	40%
Jaxx	13%	11%
Resale	32%	37%
Other	6%	12%
Total Net Sales	100%	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to distributors and retailers as well as directly through our e-commerce site and single retail store. Net sales of Liberator products increased 13% during the year ended June 30, 2013, from the comparable year earlier period. This increase is primarily related to the launching of our new compression packaging, increased international sales and improved sales conversion from our new Liberator.com e-commerce platform, which was launched on February 1, 2013.

Jaxx - Jaxx products are casual and contemporary furniture products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products decreased 10% during the year ended June 30, 2013, compared to the prior year. This decrease is primarily due to a shift in the focus of our sales staff to selling Liberator branded products and resale products.

Resale - Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Sales of Tenga products accounted for approximately 21% of net sales in each of the years ended June 30, 2013 and 2012 and approximately 19% and 16% of the total gross profit in those same years, respectively. As a result of a price increase from Tenga in May, 2013, the average profit margin on sales of Tenga will decline during the remainder of fiscal 2014.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2013 decreased compared to the prior year. This decline is due to a decrease in the number of contract manufacturing projects and fulfillment contracts during fiscal year 2013 from the prior fiscal year.

Fiscal Year ended June 30, 2013 Compared to the Fiscal Year Ended June 30, 2012

Net sales. Net sales for the twelve months ended June 30, 2013 decreased from $14,474,761 for the comparable prior year period by approximately $629,000, or 4%, to $13,845,509.  The decrease in total net sales was substantially due to lower sales of resale products through the Wholesale channel and lower shipping and handling fees derived from our Direct business, and was partially offset by higher sales of manufactured Liberator products through the Direct channel.  The Direct sales channel, which consists of consumer sales through our two websites and, to a lesser extent, our single retail store, increased from approximately $5.0 million in the twelve months ended June 30, 2012 to approximately $5.2 million in the twelve months ended June 30, 2013, an increase of approximately 4%.  During fiscal 2012, we began work on a comprehensive new enterprise level e-commerce platform which we launched in February, 2013. We expect this new e-commerce platform to provide our on-line customers with a better user experience and, as a result, increase our Direct to consumer sales. Despite our ongoing focus on our Wholesale business, sales to wholesale customers decreased approximately 8% from the prior year to approximately $7.8 million. The Wholesale sales channel includes Liberator products sold to distributors and retailers, products sold under exclusive (like the Tenga product line) and non-exclusive distribution agreements, and retailers, and private label items sold to other resellers. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel decreased 18% to $.9 million in the twelve months ended June 30, 2013, primarily as a result of lower shipping and handling charges on sales through the Direct channel.  We expect Other revenue to continue to decline in future periods as “free” or reduced-cost shipping and handling becomes a growing trend in the e-commerce industry.

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2013 was 29%, the same as in the prior year.  Although gross profit as a percentage of sales through all sales channels remained unchanged during the year ended June 30, 2013 from the prior fiscal year, the total amount of gross profit decreased 4% due to the 4% decrease in net sales.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2013 were 26% of net sales, or $3,646,597, compared to 29% of net sales, or $4,183,349, for the year ended June 30, 2012.  Other selling and marketing expense (which excludes advertising and promotion expense) increased by 6% to $1,437,471, due to higher personnel related costs including salaries, commission expense and travel expense and e-commerce related costs.  General and administrative expense decreased by 27%, or $628,503, due primarily to lower investor relations expense of $420,241 and lower legal expense of $76,175. We believe our personnel related costs will decrease during fiscal 2014, as Michael Kane, the former Executive Vice President for the Company, James Blanchard, the former Senior Vice President for the Company, and Sean Hougham, the former Vice President of Manufacturing for the Company, all terminated their employment with the Company during fiscal 2013 and their positions currently remain unfilled in order to reduce operating expenses.

Other income (expense). Other income (expense) increased from ($403,188) in fiscal 2012 to ($476,530) in fiscal 2013, primarily as a result of higher interest expense and a loss on disposal of assets of $87,853. The loss on disposal of assets was primarily due to the write-down of the former e-commerce platform.

Income taxes. No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2013 and 2012. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss from continuing operations of ($288,485), or ($0.00) per diluted share, for the twelve months ended June 30, 2013 compared with a net loss from continuing operations of ($756,376), or ($0.01) per diluted share, for the twelve months ended June 30, 2012.

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

 Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2013	2012
Cash flow data from continuing operations:
Cash used in operating activities	$(103,765)	$(412,442)
Cash provided by (used in) investing activities	(262,261)	429,812
Cash provided by (used in) financing activities	$269,466	$(51,314)

As of June 30, 2013, our cash and cash equivalents totaled $397,860, compared to $494,420 in cash and cash equivalents as of June 30, 2012.

Operating Activities

Net cash used in operating activities primarily consists of the net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, loss on disposal of fixed assets, and the effect of changes in operating assets and liabilities. Net cash used in operating activities from continuing operations was $103,765 and $412,442 in the years ended June 30, 2013 and 2012, respectively. The primary reasons for the decrease in cash used in operating activities is the reduced net loss and a reduction in accounts receivable $214,632, which was offset in part by an increase in inventory $267,934.

Investing Activities

Cash used in investing activities from continuing operations in the year ended June 30, 2013 of $262,261 was primarily attributable to the costs associated with the new e-commerce platform. The new e-commerce platform became operational on February 1, 2013.

Cash provided by investing activities from continuing operations in the year ended June 30, 2012 of $429,812 was primarily attributable to the sale of WMI, and expenditures of $99,616 for the purchase of production equipment, leasehold improvements and computer equipment.

Financing Activities

Cash provided by financing activities in the year ended June 30, 2013 of $269,466 was primarily attributable to the proceeds from the credit card advance, borrowings from unsecured notes payable, partially offset by the repayment of the line of credit and other obligations, including the unsecured notes payable and principal payments on capital leases.

Cash used in financing activities in the year ended June 30, 2012 of $51,314 was primarily attributable to borrowings from unsecured notes payable, the net proceeds from the sale of common stock and net borrowings under our line of credit, offset by the repayment of notes and leases payable and the credit card advance that was borrowed in the prior year.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss from continuing operations of $288,485 for the year ended June 30, 2013 and a net loss from continuing operations of $756,376 for the year ended June 30, 2012. As of June 30, 2013, we have an accumulated deficit of $8,047,685 and a working capital deficit of $1,233,352. This raises substantial doubt about our own ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales and gross profits through a greater focus on higher margin Direct to consumer sales and branded Liberator products, and through improved production controls and reporting. To that end, on February 1, 2013 we launched a new enterprise level e-commerce platform. We believe this new e-commerce platform provides our customers with a better user experience and, as a result, should increase our Direct to consumer sales. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. Furthermore, our plan of operation during the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic Direct sales. We estimate that the operational and strategic growth plans we have identified will require approximately $600,000 of funding, of which we estimate that $300,000 will be provided by debt financing and the balance will be provided by a combination of cash flow from operations as well as cash on hand and cash raised through additional equity and debt financings.

Capital Resources

We expect total capital expenditures for fiscal 2014 to be under $150,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures in support of our normal operations.

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

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of June 30, 2012 and June 30, 2013 the lenders Index Rate was 4.75%.)  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month. The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation. In addition, the loan has a corporate guarantee from the parent, Liberator, Inc.  At June 30, 2013, we had utilized $366,196 from our line of credit, compared to a utilization of $506,753 at June 30, 2012.  On June 30, 2013, we were current and in compliance with all terms and conditions of this line of credit.

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% and the Monthly Service Fee was changed to .5% per month.

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. On May 14, 2013, the loan was renewed for $400,000 and the remaining balance of $126,518 on the prior loan was repaid from the net proceeds of the renewal. At the time of the renewal, the Company had a balance of $14,400 in unamortized discount which was charged to interest expense during the fourth quarter. Terms of the renewal loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after May 14, 2013. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman. As of June 30, 2013, the principle amount is $349,952, net of a discount of $38,400.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2013 are detailed in section entitled “Contractual Obligations.”

Inflation

During fiscal 2013, we experienced increases in various raw material costs and increases in costs impacted by increases in fuel prices, such as freight and transportation costs. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2014, although there is no assurance this will occur. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Effect of Recently Issued Accounting Standards and Estimates

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows.

Application of Critical Accounting Policies and Estimates

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

Inventories

We value inventory at the lower of cost or market on an item-by-item basis and establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve amount in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on-hand, the estimated time required to sell such inventory, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.   Finished goods and goods in process include a provision for manufacturing overhead, including depreciation.

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2013, we carried a valuation allowance of $2.4 million against our net deferred tax assets.

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

In fiscal year 2013, we did not generate positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net loss from continuing operations to Adjusted EBITDA income from continuing operations for the years ended June 30, 2013 and 2012:

	Year ended June 30,
	2013	2012
Net loss from continuing operations	$(288,485)	$(756,376)

Less interest income	(648)	(652)

Plus interest expense	389,325	351,599

Plus income tax expense	—	—

Plus depreciation and amortization expense	176,946	342,855

Plus common stock issued for services	—	65,000

Plus stock-based compensation	34,380	71,946

Plus loss on disposal of assets	87,853	—

Plus amortization of debt issuance costs	—	52,241

Adjusted EBITDA income from continuing operations	$399,371	$126,613

As used herein, Adjusted EBITDA represents income from continuing operations before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs, loss on disposal of assets, stock-based compensation expense and common stock issued for services. We have excluded the non-operating item, amortization of debt issuance costs, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation and common stock issued for services, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss from continuing operations of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss from continuing operations as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for amortization of debt issuance costs, stock-based compensation expense and common stock issued for services.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

 Not applicable for a smaller reporting company.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Liberator, Inc.

We have audited the accompanying consolidated balance sheets of Liberator, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Liberator, Inc. and Subsidiaries as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a net loss of $288,485, a working capital deficiency of $1,233,352, an accumulated deficit of $8,047,685 and a negative cash flow from continuing operations of $103,765. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

September 30, 2013

Liberator, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
Assets:
Current assets:
Cash and cash equivalents	$397,860	$494,420
Accounts receivable, net of allowance for doubtful accounts of $4,986 in 2013 and $9,503 in 2012	522,900	755,303
Inventories	1,409,703	1,141,769
Prepaid expenses	76,932	67,042
Total current assets	2,407,395	2,458,534

Equipment and leasehold improvements, net	756,990	735,677
Other assets	4,479	9,082
Total assets	$3,168,864	$3,203,293
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$1,607,765	$1,643,405
Accrued compensation	214,110	255,105
Unsecured lines of credit	—	38,980
Accrued expenses and interest	232,714	173,063
Line of credit	366,196	506,753
Short-term unsecured notes payable	664,625	843,040
Current portion of lease payable	21,422	31,538
Current portion of deferred rent payable	67,963	25,669
Merchant cash advance (net $38,400 in discount)	349,952	—
Notes payable-related party	116,000	116,000
Total current liabilities	3,640,747	3,633,553
Long-term liabilities:
Leases payable	40,927	42,028
Unsecured note payable	300,000	—
Unsecured lines of credit	12,535	—
Convertible notes payable – shareholder	625,000	625,000
Deferred rent payable	125,553	224,505
Total long-term liabilities	1,104,015	891,533
Total Liabilities	4,744,762	4,525,086
Commitments and contingencies (See Note N)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of June 30, 2013 and 2012	430	430
Common stock, $0.01 par value, 175,000,000 shares authorized, and 70,702,596 shares issued and outstanding in 2013 and 2012, respectively	707,026	707,026
Additional paid-in capital	5,764,331	5,729,951
Accumulated deficit	(8,047,685)	(7,759,200)
Total stockholders’ deficit	(1,575,898)	(1,321,793)
Total liabilities and stockholders’ deficit	$3,168,864	$3,203,293

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2013 and 2012

	2013	2012

Net Sales	$13,845,509	$14,474,761
Cost of goods sold	9,833,921	10,301,745
Gross profit	4,011,588	4,173,016
Operating expenses:
Advertising and promotion	468,639	452,133
Other selling and marketing	1,437,471	1,362,226
General and administrative	1,740,487	2,368,990
Depreciation	176,946	342,855
Total operating expenses	3,823,543	4,526,204
Operating income (loss) from continuing operations	188,045	(353,188)

Other income (expense):
Debt issuance costs	—	(52,241)
Loss on disposal of assets	(87,853)	—
Interest income	648	652
Interest expense and financing costs	(389,325)	(351,599)
Total other income (expense)	(476,530)	(403,188)
Loss from continuing operations before income taxes	(288,485)	(756,376)
Provision for income taxes	—	—
Loss from continuing operations	(288,485)	(756,376)
Loss from discontinued operations	—	(26,041)
Net loss	$(288,485)	$(782,417)

Net loss per share:
Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.01)
Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted-average common shares outstanding:
Basic and diluted weighted average common and common equivalents shares outstanding	70,702,596	82,784,225

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

From July 1, 2011 to June 30, 2013

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, July 1, 2011	4,300,000	$430	91,947,047	$919,470	$7,423,401	$(6,976,783)	$1,366,518

Common stock cancellation in connection with sale of Web Merchants, Inc.	—	—	(25,394,400)	(253,944)	(2,037,646)	—	(2,291,590)
Stock cancellation	—	—	(51)	—	—	—	—
Shares issued for services	—	—	650,000	6,500	58,500	—	65,000
Stock-based compensation expense	—	—	—	—	71,946	—	71,946
Issuance of common stock through private placement	—	—	3,500,000	35,000	213,750	—	248,750
Net loss	—	—	—	—	—	(782,417)	(782,417)
Ending balance, June 30, 2012	4,300,000	430	70,702,596	707,026	5,729,951	(7,759,200)	(1,321,793)

Stock-based compensation expense	—	—	—	—	34,380	—	34,380
Net loss	—	—	—	—	—	(288,485)	(288,485)
Ending balance, June 30, 2013	4,300,000	$430	70,702,596	$707,026	$5,764,331	$(8,047,685)	$(1,575,898)

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2013 and 2012

	2013	2012
OPERATING ACTIVITIES:
Net loss	$(288,485)	$(782,417)
Less: loss from discontinued operations	—	(26,041)
Loss from continuing operations	(288,485)	(756,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,946	342,855
Stock-based compensation expense	34,380	71,946
Loss on disposal of fixed assets	87,853	—
Common stock issued for services	—	65,000
Provision for bad debt	17,771	14,489
Amortization of debt issuance costs	—	52,241
Deferred rent payable	(56,658)	(46,018)
Change in operating assets and liabilities:
Accounts receivable	214,632	(59,012)
Inventory	(267,934)	(16,346)
Prepaid expenses	(5,287)	(15,087)
Accounts payable	(35,639)	(100,967)
Accrued expenses and interest	59,651	7,909
Accrued payroll and related	(40,995)	26,924
Cash used in operating activities- continuing operations	(103,765)	(412,442)
Cash used in operating activities- discontinued operations	—	(56,099)
Net cash used in operating activities	(103,765)	(468,541)
INVESTING ACTIVITIES:
Cash proceeds from sale of Web Merchants, Inc.	—	529,428
Investment in equipment and leasehold improvements	(262,261)	(99,616)
Cash (used in) provided by investing activities- continuing operations	(262,261)	429,812
Cash provided by investing activities- discontinued operations	—	238,345
Net cash (used in) provided by investing activities	(262,261)	668,157
FINANCING ACTIVITIES:
Net proceeds from sale of common stock	—	248,750
Net cash (used in) provided by line of credit	(140,557)	45,995
Repayment of related party loans	—	(29,948)
Repayment of unsecured line of credit	(26,446)	(32,413)
Proceeds from credit card advance	400,000	—
Repayment of credit card advance	(50,048)	(389,926)
Proceeds from short-term debt	630,000	480,000
Repayment of short-term debt	(508,415)	(336,921)
Principle payments on capital leases	(35,068)	(36,851)
Cash provided by (used in) financing activities- continuing operations	269,466	(51,314)
Cash used in financing activities- discontinued operations	—	—
Net cash provided by (used in) financing activities	269,466	(51,314)
Net (decrease) increase in cash and cash equivalents	(96,560)	148,302
Cash and cash equivalents at beginning of period	494,420	346,118
Cash and cash equivalents at end of period	$397,860	$494,420
Supplemental Disclosure of Cash Flow Information:
Non cash items:
Stock cancellation in the disposal of Web Merchants, Inc.	$—	(2,539,440)
Additions to capital leases	$23,851	$46,678
Cash paid during the year for:
Interest	$366,805	$333,109
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Liberator, Inc. (the “Company” or Liberator) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”.) The results of operations of Web Merchants, Inc. (“WMI”) are classified as discontinued operations in the Company’s accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss from continuing operations of $288,485 and $756,376 for the years ended June 30, 2013 and 2012, respectively and as of June 30, 2013 the Company has an accumulated deficit of $8,047,685 and a working capital deficit of $1,233,352. This raised substantial doubt about to its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales and gross profits through a greater focus on higher margin Direct to consumer sales and branded Liberator products, and through improved production controls and reporting. To that end, on February 1, 2013 we launched a new enterprise level e-commerce platform. We believe this new e-commerce platform provides our customers with a better user experience and, as a result, should increase our Direct to consumer sales. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. Furthermore, our plan of operation during the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic Direct sales. We estimate that the operational and strategic growth plans we have identified will require approximately $600,000 of funding, of which we estimate that $300,000 will be provided by debt financing and the balance will be provided by a combination of cash flow from operations as well as cash on hand and cash raised through additional equity and debt financings.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The following is a summary of Accounts Receivable as of June 30, 2013 and June 30, 2012.

	June 30, 2013	June 30, 2012
Accounts receivable	$555,628	$803,342
Allowance for doubtful accounts	(4,986)	(9,503)
Allowance for discounts and returns	(27,742)	(38,536)
Total accounts receivable, net	$522,900	$755,303

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2013 that exceeded the balance insured by the FDIC by $147,860. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2013, we purchased 30% and 18% of total inventory purchases from two vendors.

During 2012, we purchased 17% of our total inventory purchases from one vendor.

As of June 30, 2013 one of the Company’s customers represents 25% of the total accounts receivables.

Fair Value of Financial Instruments

At June 30, 2013, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $16,709 at June 30, 2013 and $17,340 at June 30, 2012. Advertising expense for the years ended June 30, 2013 and 2012 was $468,639 and $452,133, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $104,806 for the year ended June 30, 2013 and $104,895 for the year ended June 30, 2012.

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

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2013 is $193,516.  The rent expense under this lease for each of the years ended June 30, 2013 and 2012 was $323,722.

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2013	Year Ended June 30, 2012	% Change
Net Sales by Channel:
Direct	$5,213,506	$5,020,393	3.8%
Wholesale	$7,758,126	$8,394,022	(7.6)%
Other	$873,877	$1,060,346	(17.6)%
Total Net Sales	$13,845,509	$14,474,761	(4.3)%

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2013%		June 30, 2012%		Change
Gross Profit by Channel:
Direct	$2,595,875	50%	$2,462,282	49%	5.4%
Wholesale	$1,548,197	20%	$1,676,748	20%	(7.7)%
Other	$(132,484)	(15)%	$33,986	3%	—%
Total Gross Profit	$4,011,588	29%	$4,173,016	29%	(3.9)%

 Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2013 and 2012, which consist of options, warrants, and convertible notes, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The total potential anti-dilutive securities as of June 30, 2013 and 2012 are as follows:

	2013	2012
Warrants	2,462,393	2,712,393
Stock options	3,583,500	3,506,956
Convertible debt	4,375,000	2,500,000
Total	10,420,893	8,719,349

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2013, we carried a valuation allowance of $2.4 million against our net deferred tax assets.

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

NOTE D - DISCONTINUED OPERATIONS

Major Categories of Assets and Liabilities Sold

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

Effective October 1, 2011, the Company consummated the sale of its interest in its subsidiary WMI to Web Merchants Atlanta, LLC, an entity controlled by the President and former majority shareholder of WMI, Fyodor Petrenko. The sale took place pursuant to the terms of a definitive Stock Purchase Agreement (the “WMI Sale Agreement”).

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

At October 1, 2011, the major categories of assets and liabilities of WMI were comprised of the following:

October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$170,572
Accounts receivable, net	77,828
Inventories, net	868,275
Prepaid expenses	54,663
Total current assets	1,171,338
Equipment, net	49,446
Intangible assets, net	836,260
Goodwill	1,633,592

Total assets	$3,690,636

LIABILITIES
Current liabilities:
Accounts payable	$695,224
Accrued compensation	24,381
Accrued expenses and interest	38,797
Total liabilities	$758,402

The following table sets forth the components of discontinued operations:

For the Period July 1, 2011 to October 1, 2011
Net sales	$2,626,608
Cost of sales	1,739,277
Gross profit	887,331
Advertising expenses	315,551
Other sales and marketing expenses	376,693
General and administrative expenses	216,117
Depreciation and amortization expenses	5,011
Total operating expenses	913,372
Loss from Operations of Discontinued Operations	$(26,041)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2013 or 2012.

NOTE F – INVENTORIES

All inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.

The Company’s inventories consist of the following components at June 30, 2013 and 2012:

	2013	2012
Raw materials	$528,771	$442,254
Work in Process	138,240	110,270
Finished Goods	742,692	589,245
	$1,409,703	$1,141,769

 NOTE G – PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2013 and 2012 consisted of the following:

	2013	2012	Estimated Useful Life
Factory equipment	$1,693,993	$1,620,463	2-10 years
Computer equipment and software	867,677	894,824	5-7 years
Office equipment and furniture	166,996	166,996	5-7 years
Construction in progress	—	39,241
Leasehold improvements	343,120	336,461	10 years
Subtotal	3,071,786	3,057,985
Accumulated depreciation	(2,314,796)	(2,322,308)
	$756,990	$735,677

Depreciation expense was $176,946 and $342,855 for the years ended June 30, 2013 and 2012, respectively.

NOTE H– SHORT TERM UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2013 and 2012 consisted of the following:

	2013	2012
Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing January 11, 2013. Secured by personal guarantee of principal stockholder.	$-	$140,784

Unsecured note payable for $130,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing April 2, 2013. Secured by personal guarantee of principal stockholder.	-	102,256

Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 6, 2013. Secured by personal guarantee of principal stockholder.	121,584	-

Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing January 10, 2014. Secured by personal guarantee of principal stockholder.	140,784	-

Unsecured note payable for $130,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing April 4, 2014. Secured by personal guarantee of principal stockholder.	102,256	-

Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Secured by personal guarantee of principal stockholder.	100,000	100,000

Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 3, 2014 with interest payable monthly and principal due on maturity. Secured by personal guarantee of principal stockholder.	300,000	300,000

Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Secured by personal guarantee of principal stockholder.	200,000	200,000

Total unsecured notes payable	$964,624	$843,040
Less: current portion	(664,624)	(843,040)
Long-term unsecured notes payable	$300,000	$-

NOTE I- SHORT TERM NOTES PAYABLE- RELATED PARTY

	2013	2012
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000

Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76,000	$76,000
Total unsecured notes payable	$116,000	$116,000
Less: current portion	116,000	116,000
Long-term unsecured notes payable	$-	$-

NOTE J – CONVERTIBLE NOTES PAYABLE – SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Effective August 15, 2013, the note was amended again to reduce the per share conversion price to $0.125 and extend the maturity date to August 15, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of June 30, 2013, the principle balance was $375,000 and accrued interest was $45,062.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.055 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of June 30, 2013, the principle balance was $250,000 and the accrued interest was $28,706.

The principal payments required at maturity under the Company’s outstanding short term notes, short term related party notes and convertible notes payable at June 30, 2013 are as follows:

2014	$625,000
2015	0
2016	0
2017	0
Total	$625,000

NOTE K – CREDIT CARD ADVANCE

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. On May 14, 2013, the loan was renewed for $400,000 and the remaining balance of $126,518 on the prior loan was repaid from the net proceeds of the renewal. At the time of the renewal, the Company had a balance of $14,400 in unamortized discount which was charged to interest expense during the fourth quarter. Terms of the renewal loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after May 14, 2013. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman. As of June 30, 2013, the principle amount is $349,952 (net $38,400 in discount).

NOTE L– LINE OF CREDIT

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate (as of June 30, 2013 the lenders Index Rate was 4.75%.)  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month.

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator has provided its corporate guarantee of the credit facility.  On June 30, 2013, the balance owed under this line of credit was $366,196 (see Note O).

NOTE M – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on two unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 7% to 18%. The aggregate amount owed on the two unsecured lines of credit was $12,535 at June 30, 2013 and $38,980 at June 30, 2012.

NOTE N – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2013 and 2012 is $193,516 and $250,174. The rent expense under this lease for the years ended June 30, 2013 and 2012 was $323,722.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at June 30, 2013 are as follows:

Year ending June 30,
2014	$411,974
2015	425,274
2016	210,569
Thereafter through 2017	1,038
Total minimum lease payments	$1,048,855

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

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2013:

Year ending June 30,
2014	$29,112
2015	19,975
2016	18,879
2017	10,881
2018	440
Future Minimum Lease Payments	$79,287
Less Amount Representing Interest	(16,938)
Present Value of Minimum Lease Payments	62,349
Less Current Portion	(21,422)
Long-Term Obligations under Leases Payable	$40,927

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

NOTE O – RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the majority shareholder’s wife in the amount of $76,000. Interest on the note during the year ended June 30, 2013 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $2,470. The accrued interest on the note as of June 30, 2013 was $10,051. This note is subordinate to all other credit facilities currently in place.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. On August 15, 2013, the note was further amended to reduce the per share conversion price to $.125 and extend the maturity date to August 15, 2014. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of June 30, 2013, the principle balance was $375,000 and accrued interest was $45,062.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of June 30, 2013, the principle balance was $250,000 and the accrued interest was $28,705.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan during the year ended June 30, 2013 was accrued by the Company at the prevailing prime rate (which was 3.25% on June 30, 2013) and totaled $1,360.  The accrued interest on the note as of June 30, 2013 was $3,248. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2014 with interest payable monthly and principle due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note L – Line of Credit).  In addition, Liberator has provided its corporate guarantees of the credit facility.  On June 30, 2013, the balance owed under this line of credit was $366,196.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

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

The loan from Credit Cash (see Note K – Credit Card Advance) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

NOTE P – STOCKHOLDERS’ EQUITY

Options

As of June 30, 2013, the Company had one shareholder approved plan, the 2009 Stock Option Plan (the “Plan”), under which shares were available for equity based awards. Under the Plan, 5,000,000 shares of common stock are reserved for issuance until the Plan terminates on October 19, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock.  The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2013, there were 1,416,500 options available for grant under the Plan.

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

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	Twelve Months Ended June 30,
	2013	2012

Cost of Goods Sold	$10,275	$15,978
Other Selling and Marketing	8,186	33,819
General and Administrative	15,919	22,149
Total	$34,380	$71,946

Stock-based compensation expense recognized in the consolidated statements of operations for each of the twelve month period ended June 30, 2013 and 2012 is based on awards ultimately expected to vest.

A summary of option activity under the Company’s stock plan for the year ended June 30, 2013 and 2012 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 30, 2013
Outstanding at June 30, 2011	2,125,956	$.20	3.4 years	$—
Granted	1,738,000	$.17		$—
Exercised	—	$—		$—
Forfeited or Expired	(357,000)	$.20		$—
Outstanding at June 30, 2012	3,506,956	$.18	3.4 years	$—
Granted	2,894,000	$.06		$—
Exercised	—	$—		$—
Forfeited or Expired	(2,817,456)	$.16		$—
Outstanding at June 30, 2013	3,583,500	$.10	3.8 years	$115,605
Exercisable at June 30, 2013	522,750	$.19	2.4 years	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.13 for such day.  The total intrinsic value of stock options exercised during fiscal years 2013 and 2012 was $0.

A summary of the Company’s non-vested options for the year ended June 30, 2013 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2012	2,569,625	$.04
Granted	2,894,000	.06
Vested	(317,625)	.09
Forfeited	(2,285,250)	.05
Non-vested at June 30, 2013	2,860,750	$.04

The weighted average grant-date fair value of stock options granted during fiscal years 2013 and 2012 were $217,600 and $73,758, respectively.  The total grant-date fair values of stock options that vested during fiscal years 2013 and 2012 were $20,147 and $44,524, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2013:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.06 to $.10	2,313,000	4.3	$.07	—	$—
$.15 to $.16	1,016,500	3.1	$.16	332,250	$.16
$.25	254,000	1.3	$.25	190,500	$.25
Total stock options	3,583,500	3.8	$.10	522,750	$.19

The range of fair value assumptions related to options granted during the years ended June 30, 2013 and 2012 were as follows:

	2013	2012
Exercise Price:	$0.06 - 0.10	$0.16 - 0.20
Volatility:	29% to 147%	56% to 109%
Risk Free Rate:	0.43% to 0.65%	0.56% to 0.66%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.4 years	4.5 years
Dividend Rate	0%	0%

As of June 30, 2013, total unrecognized stock-based compensation expense related to all unvested stock options was $114,844, which is expected to be expensed over a weighted average period of 2.8 years.

Share Purchase Warrants

As of June 30, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiration Date
292,479	$.50	June 26, 2014
1,292,479	$.75	June 26, 2014
877,435	$1.00	June 26, 2014

2,462,393

The following table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Price
Balance June 30, 2012	2,712,393	$.76
Issued	—	—
Expired	(250,000)	.25
Balance June 30, 2013	2,462,393	$.81

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

 NOTE Q – INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2013 and 2012, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2013 and 2012 are approximately as follows:

Deferred tax assets:	2013	2012
Net operating loss carry-forwards	$2,360,009	$2,250,500
Valuation allowance	(2,360,009)	(2,250,500)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 38% to pretax loss from continuing operations for the years ended June 30, 2013 and 2012 due to the following:

	2013	2012
Book loss from operations	$109,509	$271,920
Valuation (allowance)	(109,509)	(271,920)
Net tax benefit	$—	$—

At June 30, 2013, the Company had net operating loss (NOL) carryforwards of approximately $2.4 million that may be offset against future taxable income. During 2013 and 2012, the total increase in the valuation allowance was $109,509 and $271,920, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.  The NOL carryforwards expire in the years 2024 through 2033.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2009 through 2013.

NOTE R – SUBSEQUENT EVENTS

On July 19, 2013 the unsecured promissory note to an individual for $100,000 was extended to July 31, 2015 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% and the Monthly Service Fee was changed to .5% per month.

On September 2, 2009, the Company issued a $250,000, 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2013, our CEO and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on our assessment, management believes that, as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the SEC that permits the Company to provide only management’s report in the Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013, has not been audited by our auditors or any other independent registered accounting firm.

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

ITEM 9B.  Other Information

None.

PART III.

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The following table sets forth the officers and directors of Liberator, Inc. as of June 30, 2013.

Name	Age	Position
Louis S. Friedman	61	Chief Executive Officer, President, Director
Ronald P. Scott	58	Chief Financial Officer, Secretary, Director
Leslie Vogelman	61	Treasurer

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

 Committees

As of June 30, 2013, we have not established an audit committee or any other committee of the board of directors and, therefore, the responsibilities of such committees have been conducted by our board of directors as a whole.

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

Audit Committee Financial Expert

In general, an “audit committee financial expert” is an individual who:

  understands generally accepted accounting principles and financial statements, is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of our financial statements, understands internal controls over financial reporting, and understands audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, except as otherwise disclosed below, there were no reports untimely filed during the fiscal year ended June 30, 2013.

  Ronald Scott, our chief financial officer, failed to timely file one Form 4 covering the acquisition of stock options under our 2009 stock option plan on October 12, 2012;
  Michael Kane, an officer during fiscal year 2013, failed to timely file one Form 4 covering the acquisition of stock options under our 2009 stock option plan on October 12, 2012; and
  Leslie Vogelman, our treasurer, failed to timely file one Form 4 covering the acquisition of stock options under our 2009 stock option plan on October 12, 2012.

All delinquent reports have subsequently been filed.

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

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2013 and 2012 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2013	149,999	—	—	—	—	—	149,999
President, Chief Executive	2012	149,999	—	—	—	—	—	149,999
Officer and Chairman of the Board
Ronald P. Scott	2013	144,999	—	—	8,034	—	—	153,033
Chief Financial Officer, Secretary	2012	131,928	—	—	8,193	—	—	140,121
and Director

(1)		The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures. Refer to Note P of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards. See Grants of Plan-Based Awards table below.

Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending June 30, 2013 to each of our NEOs:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards ($)
Louis S. Friedman	—	—	—	—
Ronald P. Scott	10/12/2012	400,000	$0.06	$8,034

These awards were each granted from our 2009 Incentive Stock Option Plan, vest in four equal annual increments beginning October 12, 2013, and expire October 12, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2013, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers.

	Outstanding Equity Awards at June 30, 2013 Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	—	—	—	—		—	—
Ronald P. Scott	50,000	150,000	$.16	12/3/2016	(1)	—	—
	—	400,000	$.06	10/12/2017	(2)	—	—

(1)	The common stock option vests pro rata over a four-year period on each of December 3, 2012, December 3, 2013, December 3, 2014 and December 3, 2015.
(2)	The common stock option vests pro rata over a four-year period on each of October 12, 2013, October 12, 2014, October 12, 2015 and October 12, 2016.

Employment Agreement

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

Directors’ Compensation

For the fiscal years ended June 30, 2013 and 2012, our directors did not receive any compensation in their capacity as a director.

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

Applicable percentage ownership in the following table is based on 70,702,596 shares of common stock outstanding as of September 26, 2013.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 26, 2013, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Liberator, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	32,694,376	(1)	43.6%
Common	Ronald P. Scott	50,000	(2)	0.1%
Common	Leslie Vogelman	145,000	(3)	0.2%
Common	All directors and executive officers as a group (3 persons)	32,889,376		43.7%
5% Shareholders
Common	Hope Capital, Inc. (4)	7,228,001	(5)	9.9%

Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(6)	100.0%
Series A Convertible Preferred Stock	Ronald P. Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000		100.0%

(1)

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

(2)	Includes options to purchase 50,000 shares of Common Stock.
(3)	Includes options to purchase 145,000 shares of Common Stock.

(4)	This person’s address is 1 Linden Place, Suite 207, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.

(5)	Includes 1,500,000 shares of the 3,000,000 shares that are issuable upon conversion of the $375,000 convertible note payable held by Hope Capital, Inc. Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding. The reported amount does not include shares issuable upon exercise of a warrant to purchase 1,000,000 shares of common stock to Hope Capital. Such warrant is exercisable at the holder’s option until June 26, 2014 and allows the holder to purchase shares of the Company at $.75 per share. The warrant is only exercisable to the extent that Hope Capital’s total share ownership does not exceed 9.9% of the total shares issued and outstanding. The reported amount also includes 350,000 shares of the 4,545,455 shares that are issuable upon conversion of the $250,000 convertible note payable held by Hope Capital, Inc. Such note is convertible only to the extent that Hope Capital’s total ownership does not exceed 9.9% of the total shares issued and outstanding.

(6)	Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 70.2 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note L – Line of Credit).  In addition, Liberator, Inc. has provided its corporate guarantees of the credit facility.  On June 30, 2013, the balance owed under this line of credit was $366,196.

The loan from Credit Cash (see Note K – Credit Card Advance) was guaranteed by the Company (including OneUp and Foam Labs) and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

The Company has a subordinated notes payable to Leslie Vogelman, our treasurer and the wife of our CEO and majority shareholder in the amount of $76,000. Interest on the note during the year ended June 30, 2013 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $2,470. The accrued interest on the note as of June 30, 2013 was $10,051. This note is subordinate to all other credit facilities currently in place.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Effective August 15, 2013, the note was further amended to reduce the per share conversion to $.125 and the maturity date to August 15, 2014. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of June 30, 2013, the principle balance was $375,000 and accrued interest was $45,062.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was further amended to reduce the per share conversion price to $.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of June 30, 2013, the principle balance was $250,000 and the accrued interest was $28,705.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan during the year ended June 30, 2013 was accrued by the Company at the prevailing prime rate (which was 3.25% on June 30, 2013) and totaled $1,360. The accrued interest on the note as of June 30, 2013 was $3,248. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2014 with interest payable monthly and principle due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. As of June 30, 2013 the note was extended to July 31, 2015 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

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

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2013	2012
Audit Fees (1)	$41,500	$42,500
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. Except for $30,000 in fiscal 2012, all audit fees were paid to the predecessor auditor.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of Liggett, Vogt & Webb P.A. as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Liggett, Vogt & Webb P.A. were approved by the Board.

PART IV.

ITEM 15.      Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2013 and 2012 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Liberator, Inc., and the majority shareholder of Liberator, Inc., dated as of October 19, 2009 (2)
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009 (3)
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to the Articles of Incorporation (4)
3.4	Articles of Amendment to the Articles of Incorporation, effective February 28, 2011 (5)
4.1	3% Convertible Note Due August 15, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on June 24, 2009 (3)
4.2	3% Convertible Note Due September 2, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on September 2, 2009 (3)
4.3	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc. (4)
4.4	Second Amendment to 3% Convertible Note originally due August 15, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on June 24, 2009 (10)
4.5	Second Amendment to 3% Convertible Note originally due September 2, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on September 2, 2009*
10.1	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (3)
10.2	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (3)
10.3	Exclusive Distribution Agreement between OneUp Innovations, Inc. and TENGA Co., Ltd., dated December 12, 2012 (9)
10.4	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011 (7)
10.5	Guarantee between Liberator, Inc. and Advance Financial Corporation, dated May 24, 2011 (7)
10.6	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011(7)
10.7	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011(7)
10.8	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013 *
10.9	Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated November 4, 2010 (6)
10.10	Advance Schedule No. 3 to Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated October 4, 2012 (8)
10.11	Advance Schedule No. 4 to Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated May 14, 2013 *
21.1	Subsidiaries *
23.1	Consent of Liggett, Vogt & Webb P.A., independent registered public accounting firm *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *
101.1	The following financial information from the Company's annual report on Form 10-K for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of June 30, 2013, and 2012; (ii) Consolidated Statements of Operations for the Twelve Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Stockholders Equity for the Twelve Months Ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Twelve Months Ended June 30 2013 and 2012; and (v) Notes to Consolidated Financial Statements. **

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

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2)	Filed on October 22, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on March 24, 2010 as an exhibit to Amendment No. 1 to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on February 23, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on March 3, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on November 9, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on October 12, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(8)	Filed on October 11, 2012 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(9)	Filed on February 8, 2013 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.
(10)	Filed on August 15, 2013 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.

Date: September 30, 2013	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	September 30, 2013
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	September 30, 2013
Ronald P. Scott