Form 10-Q
period 2013-09-30
Liberator, Inc.
filed 2013-11-12
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At September 30, 2013 (unaudited) and June 30, 2013	3

	Condensed Consolidated Statements of Operations –
	For the Three Months Ended September 30, 2013 and September 30, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	For the Three Months Ended September 30, 2013 and September 30, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

SIGNATURES		27

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2013 (unaudited)	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$293,346	$397,860
Accounts receivable, net	660,290	522,900
Inventories, net	1,337,537	1,409,703
Prepaid expenses	71,171	76,932
Total current assets	2,362,344	2,407,395
Equipment and leasehold improvements, net	736,558	756,990
Other assets	4,479	4,479
Total assets	$3,103,381	$3,168,864
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,613,782	$1,607,765
Accrued compensation	308,160	214,110
Accrued expenses and interest	185,855	232,714
Line of credit	531,161	366,196
Current portion of leases payable	23,950	21,422
Current portion of deferred rent payable	70,956	67,963
Merchant cash advance (net of discount)	225,388	349,952
Short-term unsecured notes payable	507,521	664,625
Notes payable - related party	116,000	116,000
Total current liabilities	3,582,773	3,640,747
Long-term liabilities:
Leases payable	59,149	40,927
Deferred rent payable	107,066	125,553
Unsecured note payable	300,000	300,000
Unsecured lines of credit	7,906	12,535
Convertible notes payable - shareholder	625,000	625,000
Total liabilities	4,681,894	4,744,762
Commitments and contingencies (note 14)	—	—
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of September 30, 2013 and June 30, 2013	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at September 30, 2013 and at June 30, 2013	707,026	707,026
Additional paid-in capital	5,788,658	5,764,331
Accumulated deficit	(8,074,627)	(8,047,685)
Total stockholders’ deficit	(1,578,513)	(1,575,898)
Total liabilities and stockholders’ deficit	$3,103,381	$3,168,864

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2013	2012
Net Sales	$3,343,717	$3,210,175
Cost of goods sold	2,289,650	2,201,399
Gross profit	1,054,067	1,008,776
Operating expenses
Advertising and promotion	85,827	101,628
Other selling and marketing	399,794	316,489
General and administrative	429,866	455,424
Depreciation and amortization	57,849	43,808
Total operating expenses	973,336	917,349
Income from operations	80,731	91,427
Other Income (Expense):
Interest income	62	97
Interest (expense) and financing costs	(107,735)	(85,045)
Total Other Income (Expense)	(107,673)	(84,948)
Net income (loss) before income taxes	(26,942)	6,479
Provision for income taxes	—	—
Net income (loss)	$(26,942)	$6,479
Net income (loss) per share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Shares used in computing net income (loss) per share
Basic	70,702,596	70,702,596
Diluted	70,702,596	70,702,596

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(26,942)	$6,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,849	43,808
Stock based compensation expense	24,327	10,574
Provision for bad debt	2,435	2,490
Deferred rent payable	(15,494)	(12,834)
Changes in operating assets and liabilities:
Accounts receivable	(139,825)	61,479
Inventories	72,166	(144,662)
Prepaid expenses and other assets	5,761	(29,317)
Accounts payable	6,017	120,517
Accrued compensation	94,050	51,409
Accrued expenses and interest	(46,859)	2,049
Net cash provided by operating activities	33,485	111,992
INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(6,438)	(112,136)
Net cash used in investing activities	(6,438)	(112,136)

FINANCING ACTIVITIES:
Net cash provided by (used in) line of credit	164,965	(68,992)
Net repayment of credit card cash advance	(124,564)	—
Repayment of unsecured line of credit	(4,629)	(6,358)
Net repayment of short-term debt	(157,104)	(92,513)
Principal payments on equipment note payable and capital leases	(10,229)	(9,045)
Net cash used in financing activities	(131,561)	(176,908)

Net decrease in cash and cash equivalents	(104,514)	(177,052)
Cash and cash equivalents at beginning of period	397,860	494,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293,346	$317,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Additions to capital leases	$30,979	$—
Cash paid during the period for:
Interest	$100,862	$74,719
Income taxes	$—	$—

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Liberator, Inc. (the “Company” or “Liberator”) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”.)

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company has also become an online retailer of products for the sexual wellness market.  The Company’s sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no particular concentration of credit risk in one economic sector.  For the three months ending September 30, 2013, sales to customer A accounted for 16% of our wholesale channel net sales. Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third quarters.

The accompanying unaudited condensed interim consolidated financial statements of Liberator, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Liberator") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Going Concern - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of September 30, 2013, the Company has an accumulated deficit of $8,074,627 and a working capital deficit of $1,220,429. This raises substantial doubt about to its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation for the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational growth plans we have identified will require approximately $300,000 of funding. We expect to invest approximately $150,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $300,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we will seek to obtain through equity and debt financings.

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

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

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2013 filed on September 30, 2013.

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of September 30, 2013 and June 30, 2013.

	September 30, 2013	June 30, 2013
Accounts receivable	$693,884	$555,628
Allowance for doubtful accounts	(4,015)	(4,986)
Allowance for discounts and returns	(29,579)	(27,742)
Total accounts receivable, net	$660,290	$522,900

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead.

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at September 30, 2013 that exceeded the balance insured by the FDIC by $58,635.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three month ended September 30, 2013, we purchased 22% and 21% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2013, we purchased 30% and 18% of total inventory purchases from two vendors.

As of September 30, 2013 one of the Company’s customers represents 20% of the total accounts receivables.

Fair Value of Financial and Derivative Instruments

At September 30, 2013, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $17,177 at September 30, 2013 and $16,709 at June 30, 2013. Advertising expense for the three months ended September 30, 2013 and 2012 was $85,827 and $101,628, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $23,754 and $25,727 for the three months ended September 30, 2013 and 2012, respectively. Research and development costs are included in general and administrative expense.

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2013.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at September 30, 2013 was $178,022. The rent expense under this lease for the three months ended September 30, 2013 and 2012 was $80,931. The Company also leases certain equipment under operating leases, as more fully described in Note 14 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our two e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months ending September 30, 2013, sales to Customer A accounted for 16% of our wholesale channel net sales.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)
	September 30, 2013	September 30, 2012

Net Sales:
Direct	$1,351,487	$1,182,877
Wholesale	1,857,908	1,808,783
Other	134,322	218,515
Total Net Sales	$3,343,717	$3,210,175

Gross Margin:
Direct	$664,005	$602,199
Wholesale	474,614	419,424
Other	(84,552)	(12,847)
Total Gross Margin	$1,054,067	$1,008,776

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

Recently Adopted Accounting Pronouncements

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

The following potentially issuable common shares were not included in the computation of diluted net income (loss) per share because they would have an anti-dilutive:

	September 30,
	2013	2012
Common stock options	4,966,500	3,023,956
Common stock warrants	2,462,393	2,462,393
Convertible preferred stock	4,300,000	4,300,000
Convertible notes	7,545,455	4,375,000
Total	19,274,348	14,161,349

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

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

NOTE 3. STOCK-BASED COMPENSATION

Options

At September 30, 2013, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2013, the number of shares available for issuance under the Plan was 433,500.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2013:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2013	3,583,500	3.8	$.10	$—
Granted	1,726,000	4.9	$.05	$—
Exercised	—	—	$—	$—
Forfeited or expired	(343,000)	3.8	$.11	$—
Options outstanding as of September 30, 2013	4,966,500	4.0	$.09	$—
Options exercisable as of September 30, 2013	907,750	3.1	$.13	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.045 for such day.

There were 1,726,000 stock options granted during the three months ended September 30, 2013 and 80,000 stock options granted during the three months ended September 30, 2012. The value assumptions related to options granted during the three months ended September 30, 2013 and 2012, respectively, were as follows:

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Exercise Price:	$.051	$.10
Volatility:	251%	40%
Risk Free Rate:	.99%	.43%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.5 years	4.5 years
Dividend Rate	0%	0%

The following table summarizes the weighted average characteristics of outstanding stock options as of

September 30, 2013:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.05 to .09	3,746,000	4.5	$.06	400,000	$.06
$.15 to .16	966,500	2.9	$.16	317,250	$.16
$.20 to .25	254,000	1.0	$.25	190,500	$.25
Total stock options	4,966,500	4.0	$.09	907,750	$.13

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month period ended September 30, 2013 and 2012 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended September 30,
	2013	2012
Cost of Goods Sold	$4,600	$2,974
Other Selling and Marketing	2,227	933
General and Administrative	17,500	6,667
Total Stock-based Compensation Expense	$24,327	$10,574

 As of September 30, 2013, the Company’s total unrecognized compensation cost was $115,444, which will be recognized over the weighted average vesting period of 3 years.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2013	June 30, 2013
Raw materials	$484,957	$528,771
Work in process	152,236	138,240
Finished goods	700,344	742,692
Inventories, net	$1,337,537	$1,409,703

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	September 30, 2013	June 30, 2013	Estimated Useful Life
Factory Equipment	$1,731,410	$1,693,993	2-10 years
Computer Equipment and Software	867,677	867,677	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	343,120	343,120	10 years
Subtotal	3,109,203	3,071,786
Accumulated Depreciation	(2,372,645)	(2,314,796)
Total equipment and leasehold improvements, net	$736,558	$756,990

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2013.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2013	June 30, 2013
Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing December 6, 2013. Secured by personal guarantee of majority stockholder.	52,022	121,584
Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing January 10, 2014. Secured by personal guarantee of majority stockholder.	82,292	140,784
Unsecured note payable for $130,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, maturing April 4, 2014. Secured by personal guarantee of majority stockholder.	73,207	102,256
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2012. Subsequent to June 30, 2012, the due date on this note was extended to July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended to July 31, 2015. Secured by personal guarantee of majority stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2012; extended to January 3, 2013, then extended to January 3, 2014, with interest payable monthly and principal due on maturity. Secured by personal guarantee of majority stockholder.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2013. Beginning May 31, 2011, the interest rate was increased to 20%, with interest payable monthly, and the principal due in full on May 1, 2013. Effective April 30, 2013, the due date on this note was extended to May 1, 2015. Secured by personal guarantee of majority stockholder.	200,000	200,000
Total unsecured notes payable	807,521	964,624
Less: current portion	(507,521)	(664,624)
Long-term unsecured notes payable	$300,000	$300,000

NOTE 7. SHORT TERM NOTES PAYABLE-RELATED PARTY

	September 30, 2013	June 30, 2013
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76,000	76,000
Total unsecured notes payable	$116,000	$116,000

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 8. LINE OF CREDIT

 On May 24, 2011, the Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement bear interest at a rate of 2.5% over the lenders Index Rate.  In addition there is a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month.

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of September 30, 2013, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator has provided its corporate guarantee of the credit facility.  On September 30, 2013, the balance owed under this line of credit was $531,161.  On September 30, 2013, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 9. CREDIT CARD ADVANCE

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. On May 14, 2013, the loan was renewed for $400,000 and the remaining balance of $126,518 on the prior loan was repaid from the net proceeds of the renewal. At the time of the renewal, the Company had a balance of $14,400 in unamortized discount which was charged to interest expense during the fourth quarter. Terms of the renewal loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after May 14, 2013. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. As of September 30, 2013, the principle amount is $249,388, net of a discount of $24,000.

NOTE 10. UNSECURED LINES OF CREDIT

The Company has drawn cash advances on two unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 7% to 18%. The aggregate amount owed on the two unsecured lines of credit was $7,906 at September 30, 2013 and $12,535 at June 30, 2013.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 11. CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Effective August 15, 2013, the note was amended again to reduce the per share conversion price to $0.125 and extend the maturity date to August 15, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of September 30, 2013, the principle balance was $375,000 and accrued interest was $47,897.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.055 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of September 30, 2013, the principle balance was $250,000 and the accrued interest was $30,596.

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at September 30, 2013 and June 30, 2013.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2013, the Company had reserved the following shares of common stock for issuance:

September 30,
2013
Shares of common stock subject to outstanding warrants	2,462,393
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Shares of common stock issuable upon conversion of Convertible Notes	7,545,455
Total shares of common stock equivalents	19,307,848

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

Stock Purchase Warrants - As of September 30, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Prices	Expiration Dates
292,479	$.50	June 26, 2014
1,292,479	$.75	June 26, 2014
877,435	$1.00	June 26, 2014
2,462,393

The following table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Prices
Balance June 30, 2013	2,462,393	$.81
Expired	—	—
Balance September 30, 2013	2,462,393	$.81

NOTE 13. RELATED PARTIES

The Company has a subordinated note payable to the majority shareholder’s wife in the amount of $76,000. Interest on the note during the three months ended September 30, 2013 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $623. The accrued interest on the note as of September 30, 2013 was $10,673. This note is subordinate to all other credit facilities currently in place.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. On August 15, 2013, the note was further amended to reduce the per share conversion price to $.125 and extend the maturity date to August 15, 2014. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of September 30, 2013, the principle balance was $375,000 and accrued interest was $47,897.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of September 30, 2013, the principle balance was $250,000 and the accrued interest was $30,596.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan during the three months ended September 30, 2013 was accrued by the Company at the prevailing prime rate (which was 3.25% on September 30, 2013) and totaled $328. The accrued interest on the note as of September 30, 2013 was $3,576. This note is subordinate to all other credit facilities currently in place.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2014 with interest payable monthly and principle due on maturity. Louis Friedman, the Company’s CEO, personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8 – Line of Credit).  In addition, Liberator has provided its corporate guarantees of the credit facility.  On September 30, 2013, the balance owed under this line of credit was $531,161.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

The loan from Credit Cash (see Note 9 – Credit Card Advance) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. Lease payments are on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at September 30, 2013 was $178,022 and $193,516 at June 30, 2013. The rent expense under this lease for the three months ended September 30, 2013 and 2012 was $80,931.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at September 30, 2013 are as follows:

Years ending June 30,
2014 (nine months)	374,760
2015	425,274
2016	210,569
Thereafter through 2017	1,038
Total minimum lease payments	$1,011,641

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $349,205. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to September 30, 2013:

Years ending June 30,
2014 (nine months)	$26,607
2015	31,407
2016	30,311
2017	18,885
Thereafter through 2018	440
Total minimum lease payments	107,650
Less amount representing interest	(24,551)
Present value of net minimum lease payments	83,099
Less current portion	(23,950)
Long-term obligations under leases payable	$59,149

 Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 15. SUBSEQUENT EVENTS

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

	Three Months Ended (unaudited)
	September 30, 2013	September 30, 2012
Net Sales	100.0%	100.0%
Cost Of Goods Sold	68.5%	68.6%
Gross Margin	31.5%	31.4%
Selling, General and Administrative Expenses	29.1%	28.6%
Income From Operations	2.4%	2.8%

  The following table represents percentage of net sales by product type:

	Three Months Ended (unaudited)
	September 30, 2013	September 30, 2012
Net Sales:
Liberator	44%	46%
Jaxx	12%	11%
Resale	33%	36%
Other	11%	7%
Total Net Sales	100%	100%

Liberator- Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to distributors and retailers as well as directly through our e-commerce sites and single retail store. Net sales of Liberator products decreased 2% during the three month period ended September 30, 2013 from the comparable year earlier period. This decrease is primarily related to lower sales of certain Liberator-branded role-play products.

Jaxx- Jaxx products are casual and contemporary furniture products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales increased 11% during the three month period ended September 30, 2013 compared to the prior year period and accounted for 12% of total net sales. This increase is primarily due to an increase in sales through our JaxxLiving website.

Resale- Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Net sales of resale products decreased 4% during the three month period ending September 30, 2013 from the comparable prior year period and accounted for 33% of total net sales due to lower sales of non-Tenga products to certain customers. Sales of Tenga products accounted for approximately 23% and 21% in each of the three month periods ended September 30, 2013 and 2012, respectively, and approximately 16% and 15% of the gross profit in those same periods, respectively.

Other- Other products include sales from contract manufacturing and fulfillment services. Net sales of these products and services during the three month period ended September 30, 2013 increased 72% compared to the three month periods in the prior year and accounted for 11% of total net sales. This increase is due to an increase in the number of contract manufacturing projects and fulfillment contracts during fiscal year 2014 from the prior fiscal year. Contract manufacturing projects are typically short-term in nature and there can be no assurance that such projects will either continue or increase in future periods.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net sales. The company achieved record net sales for the three months ended September 30, 2013 of $3,343,717, an increase from the comparable prior year period by $133,542, or 4%.  The increase in net sales was primarily due to higher sales in the Direct channel which was due to higher sales through Liberator.com and JaxxLiving.com. Sales through the Wholesale channel increased by 3% during the three months ended September 30, 2013 from the comparable year earlier period. The Wholesale channel includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale channel also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, during the three months ended September 30, 2013, accounted for approximately 6% of net sales. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel decreased 39% to $134,322 in the three months ended September 30, 2013, primarily as a result of lower shipping and handling charges on sales through the Direct channel.  We expect Other revenue to continue to decline in future periods as “free” or reduced-cost shipping and handling becomes a growing trend in the e-commerce industry.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit increased to $1,054,067 for the three months ended September 30, 2013 from $1,008,776 in the comparable prior year period (an increase of 4.4%) and primarily resulted from the increase in margin from both the Direct and Wholesale sales channels and was partially offset by an increase in negative gross profit from the Other channel.

Operating expenses. Total operating expenses for the three months ended September 30, 2013 were 29.1% of net sales, or $973,336, compared to 28.6% of net sales, or $917,349, for the same period in the prior year.  The slight increase in operating expenses was primarily the result of increased selling and marketing expense. Other selling and marketing expense increased by $83,305, primarily as a result of higher co-op marketing fees and personnel related costs, offset in part by lower website-related expenses. Advertising and promotion expense decreased from $101,628 to $85,827 in the current year, as the Company purchased fewer internet and print advertisements during the current year quarter. General and administrative expense decreased by $25,558 from the prior year quarter, primarily as a result of lower investor relation costs and legal-related expenses.

Other income (expense). Other income (expense) during the first quarter increased from expense of ($84,948) in fiscal 2013 to expense of ($107,673) in fiscal 2014. Interest expense increased from $85,045 in the prior year first quarter to $107,735 in the current year quarter as a result of the higher average debt balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
	2013	2012
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$33,485	$111,992
Cash used in investing activities	(6,438)	(112,136)
Cash used in financing activities	(131,561)	(176,908)

As of September 30, 2013, our cash and cash equivalents totaled $293,346, compared to $317,368 in cash and cash equivalents as of September 30, 2012.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $33,485 in the three months ended September 30, 2013 compared to $111,992 in the three months ended September 30, 2012.  The primary reasons for the decrease in cash provided by operating activities is an increase in accrued compensation of $94,050, which was offset in part by a decrease in accounts receivable of $139,825.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2013 was $6,438 and related to the purchase of incidental office and production equipment. Investing activities in the three months ended September 30, 2012 were $112,136 and was primarily attributable to the costs associated with the new e-commerce platform. The new e-commerce platform became operational on February 1, 2013.

Financing Activities

Cash used in financing activities during the three months ended September 30, 2013 of $131,561 was primarily attributable to the repayments of debt obligations, partially offset by borrowings under the line of credit.

Cash used in financing activities in the three months ended September 30, 2012 of $176,908 was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We had a net loss of $26,942 for the three months ended September 30, 2013 and a net loss of $288,485 for the year ended June 30, 2013. As of September 30, 2013, we have an accumulated deficit of $8,074,627 and a working capital deficit of $1,220,429.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational growth plans we have identified will require approximately $300,000 of funding, primarily for working capital. We expect to invest approximately $150,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet, and on cable television. We will also be exploring the opportunity to acquire other compatible and related businesses.

We plan to finance the required $300,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we are able to obtain through equity and debt financings.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2013 to be under $100,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform, our computer network infrastructure or our production capabilities and capacity.

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

At September 30, 2013, we had $531,161 outstanding on our accounts receivable and inventory line of credit, compared to an outstanding balance of $366,196 on our accounts receivable line of credit at June 30, 2013. On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of September 30, 2013, the interest rate was 6.25%) and the Monthly Service Fee was changed to 0.5% per month.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012
Net income (loss)	$(26,942)	$6,479
Less interest income	(62)	(97)
Plus interest expense	107,735	85,045
Plus depreciation and amortization expense	57,849	43,808
Plus stock-based compensation	24,327	10,574
Adjusted EBITDA income	$162,907	$145,809

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

No events occurred during the quarter covered by this report that would require a response to this item.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

November 12, 2013	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2013	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)