Form 10-Q
period 2013-12-31
Liberator, Inc.
filed 2014-02-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 14, 2014 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At December 31, 2013 (unaudited) and June 30, 2013	3

	Condensed Consolidated Statements of Operations –
	For the Three and Six Months Ended December 31, 2013 and December 31, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	For the Six Months Ended December 31, 2013 and December 31, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

SIGNATURES		27

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS Current assets:	December 31, 2013 (unaudited)	June 30, 2013
Cash and cash equivalents	$755,824	$397,860
Accounts receivable, net	861,822	522,900
Inventories, net	1,330,647	1,409,703
Prepaid expenses	86,222	76,932
Total current assets	3,034,515	2,407,395
Equipment and leasehold improvements, net	685,384	756,990
Other assets	4,479	4,479
Total assets	$3,724,378	$3,168,864
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,749,048	$1,607,765
Accrued compensation	252,669	214,110
Accrued expenses and interest	212,667	232,714
Line of credit	896,918	366,196
Current portion of leases payable	22,631	21,422
Current portion of deferred rent payable	73,948	67,963
Merchant cash advance (net of discount)	102,899	349,952
Short-term unsecured notes payable	698,149	664,625
Convertible notes payable - shareholder	625,000	—
Notes payable - related party	116,000	116,000
Total current liabilities	4,749,929	3,640,747
Long-term liabilities:
Leases payable	53,426	40,927
Deferred rent payable	88,579	125,553
Unsecured note payable	300,000	300,000
Unsecured lines of credit	4,459	12,535
Convertible notes payable - shareholder	—	625,000
Total long-term liabilities	446,464	1,104,015
Total liabilities	5,196,393	4,744,762
Commitments and contingencies (Note 14)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of December 31, 2013 and June 30, 2013	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at December 31, 2013 and at June 30, 2013	707,026	707,026
Additional paid-in capital	5,800,044	5,764,331
Accumulated deficit	(7,979,515)	(8,047,685)
Total stockholders’ deficit	(1,472,015)	(1,575,898)
Total liabilities and stockholders’ deficit	$3,724,378	$3,168,864

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Net Sales	$4,157,313	$3,980,856	$7,501,030	$7,191,031
Cost of goods sold	3,035,481	2,800,113	5,325,131	5,001,513
Gross profit	1,121,832	1,180,743	2,175,899	2,189,518
Operating expenses
Advertising and promotion	126,800	162,736	212,627	264,364
Other selling and marketing	263,888	381,342	663,682	697,831
General and administrative	487,491	400,932	917,357	856,356
Depreciation and amortization	57,121	45,156	114,970	88,963
Total operating expenses	935,300	990,166	1,908,636	1,907,514
Income from operations	186,532	190,577	267,263	282,004
Other Income (Expense):
Interest income	50	215	112	312
Interest (expense) and financing costs	(91,470)	(84,284)	(199,205)	(169,331)
Loss on disposal of assets	—	(2,801)	—	(2,801)
Total Other Expense	(91,420)	(86,870)	(199,093)	(171,820)
Income from before income taxes	95,112	103,707	68,170	110,184
Provision for income taxes	—	—	—	—
Net income	$95,112	$103,707	$68,170	$110,184
Net income per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Shares used in computing net income (loss) per share
Basic	70,702,596	70,702,596	70,702,596	70,702,596
Diluted	70,702,596	70,702,596	70,702,596	70,702,596

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$68,170	$110,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,970	88,963
Amortization of debt discount	—	14,400
Stock based compensation expense	35,713	19,609
Loss on disposal of fixed asset	—	2,801
Provision for bad debt	1,523	9,240
Deferred rent payable	(30,989)	(25,669)
Changes in operating assets and liabilities:
Accounts receivable	(340,445)	(123,873)
Inventories	79,056	(217,166)
Prepaid expenses and other assets	(9,290)	9,220
Accounts payable	141,283	210,161
Accrued compensation	38,559	(8,031)
Accrued expenses and interest	(20,047)	(14,324)
Net cash provided by operating activities	78,503	75,515
INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(12,385)	(196,483)
Net cash used in investing activities	(12,385)	(196,483)

FINANCING ACTIVITIES:
Net cash provided by (used in) line of credit	530,722	(40,857)
Net (repayment) borrowing of credit card cash advance	(247,053)	282,277
Repayment of unsecured line of credit	(8,076)	(12,869)
Proceeds from issuance of debt	—	250,000
Net proceeds (repayment) of short-term debt	33,524	(203,613)
Principal payments on equipment note payable and capital leases	(17,271)	(18,720)
Net cash provided by financing activities	291,846	256,218

Net increase in cash and cash equivalents	357,964	135,250
Cash and cash equivalents at beginning of period	397,860	494,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$755,824	$629,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Additions to capital leases	$30,979	$23,850
Cash paid during the period for:
Interest	$185,988	$196,114
Income taxes	$—	$—

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Liberator, Inc. (the “Company” or “Liberator”) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”).

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company has also become an online retailer of products for the sexual wellness market.  The Company’s sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no particular concentration of credit risk in one economic sector.  For the three months and six months ended December 31, 2013, sales to Customer A accounted for 12% and 13% of our total sales, respectively. Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third quarters.

The accompanying unaudited condensed consolidated interim financial statements of Liberator, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Liberator") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Going Concern - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of December 31, 2013, the Company has an accumulated deficit of $7,979,515 and a working capital deficit of $1,715,414. This raises substantial doubt about to its ability to continue as a going concern.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp Innovations, Inc. and Foam Labs, Inc. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2013 filed on September 30, 2013.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these condensed consolidated financial statements include estimates of: asset impairment; income taxes; tax valuation reserves; allowances for doubtful accounts; share-based compensation; and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of December 31, 2013 and June 30, 2013.

	December 31, 2013	June 30, 2013
Accounts receivable	$875,468	$555,628
Allowance for doubtful accounts	(2,248)	(4,986)
Allowance for discounts and returns	(11,398)	(27,742)
Total accounts receivable, net	$861,822	$522,900

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead.

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at December 31, 2013 that exceeded the balance insured by the FDIC by $591,248.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the six month ended December 31, 2013, we purchased 27% and 19% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2013, we purchased 30% and 18% of total inventory purchases from two vendors.

As of December 31, 2013 one of the Company’s customers represents 23% of the total accounts receivables.

Fair Value of Financial and Derivative Instruments

At December 31, 2013, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $35,746 at December 31, 2013 and $16,709 at June 30, 2013. Advertising expense for the three months ended December 31, 2013 and 2012 was $126,800 and $162,736, respectively. Advertising expense for the six months ended December 31, 2013 and 2012 was $212,627 and $264,364, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $26,958 and $27,471 for the three months ended December 31, 2013 and 2012, respectively. Expenses for new product development totaled $50,712 and $53,197 for the six months ended December 31, 2013 and 2012, respectively. Research and development costs are included in general and administrative expense.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2013.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability,and the balance in this account at December 31, 2013 was $162,527. The rent expense under this lease for the six months ended December 31, 2013 and 2012 was $80,931. The Company also leases certain equipment under operating leases, as more fully described in Note 14 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our three e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months and six months ended December 31, 2013, sales to Customer A accounted for 12% and 13% of our total sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net Sales:
Direct	$1,820,242	$1,419,607	$3,171,729	$2,602,484
Wholesale	2,185,584	2,269,280	4,043,492	4,078,063
Other	151,487	291,969	285,809	510,484
Total Net Sales	$4,157,313	$3,980,856	$7,501,030	$7,191,031

Gross Margin:
Direct	$900,914	$702,395	$1,564,919	$1,304,594
Wholesale	324,470	497,694	799,084	917,118
Other	(103,552)	(19,346)	(188,104)	(32,194)
Total Gross Margin	$1,121,832	$1,180,743	$2,175,899	$2,189,518

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

Recently Adopted Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

Net Income Per Share

Basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using The Treasury Stock Method.

	December 31,
	2013	2012
Common stock options	4,986,500	4,234,500
Common stock warrants	2,462,393	2,462,393
Convertible preferred stock	4,300,000	4,300,000
Convertible notes	7,545,455	4,375,000
Total	19,294,348	15,371,893

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

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. We measure the cost of each stock option at its fair value on the grant date. Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as expense in the financial statements over the respective vesting period. All of the Company’s stock options are service-based awards.

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

NOTE 3. STOCK-BASED COMPENSATION

Options

At December 31, 2013, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2013, the number of shares available for issuance under the Plan was 413,500.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2013:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2013	3,583,500	3.8	$.10	$—
Granted	2,026,000	4.6	$.05	$—
Exercised	—	—	$—	$—
Forfeited or expired	(623,000)	2.4	$.07	$—
Options outstanding as of December 31, 2013	4,986,500	4.0	$.09	$—
Options exercisable as of December 31, 2013	1,516,625	3.1	$.12	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.045 for such day.

There were 2,026,000 stock options granted during the six months ended December 31, 2013 and 2,444,000 stock options granted during the six months ended December 31, 2012. The value assumptions related to options granted during the six months ended December 31, 2013 and 2012, respectively, were as follows:

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012
Exercise Price:	$.045-$.051	$.06-$.10
Volatility:	231%-251%	40%-47%
Risk Free Rate:	.99%-1.04%	.43%-.60%
Vesting Period:	Immediate to 4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1-4.5 years	4.5 years
Dividend Rate	0%	0%

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

The following table summarizes the weighted average characteristics of outstanding stock options as of

December 31, 2013:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.05 to .09	3,785,000	4.2	$.07	778,000	$.06
$.15 to .16	947,500	2.6	$.16	548,125	$.16
$.20 to $.25	254,000	0.8	$.25	190,500	$.25
Total stock options	4,986,500	3.8	$.10	1,516,625	$.12

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the six month period ended December 31, 2013 and 2012 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cost of Goods Sold	$3,106	$3,168	$7,705	$6,142
Other Selling and Marketing	1,723	893	3,951	1,827
General and Administrative	6,557	4,973	24,057	11,640
Total Stock-based Compensation Expense	$11,386	$9,034	$35,713	$19,609

 As of December 31, 2013, the Company’s total unrecognized compensation cost was $136,680, which will be recognized over the weighted average vesting period of 3 years.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2013	June 30, 2013
Raw materials	$487,226	$528,771
Work in process	139,573	138,240
Finished goods	703,848	742,692
Inventories, net	$1,330,647	$1,409,703

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	December 31, 2013	June 30, 2013	Estimated Useful Life
Factory Equipment	$1,737,357	$1,693,993	2-10 years
Computer Equipment and Software	867,677	867,677	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	343,120	343,120	10 years
Subtotal	3,115,150	3,071,786
Accumulated Depreciation	(2,429,766)	(2,314,796)
Total equipment and leasehold improvements, net	$685,384	$756,990

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2013.

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2013	June 30, 2013
Unsecured note payable for $250,000 to an individual shareholder with interest at 20%, principal and interest paid bi-weekly, maturing December 6, 2013. Secured by personal guarantee of majority stockholder.	-	121,584
Unsecured note payable for $250,000 to an individual shareholder with interest at 20%, principal and interest paid bi-weekly, maturing January 10, 2014. Secured by personal guarantee of majority stockholder.	10,564	140,784
Unsecured note payable for $130,000 to an individual shareholder with interest at 20%, principal and interest paid bi-weekly, maturing April 4, 2014. Secured by personal guarantee of majority stockholder.	37,585	102,256
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on October 31, 2014. Secured by personal guarantee of majority stockholder.	100,000	-
Unsecured note payable for $250,000to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 19, 2014. Secured by personal guarantee of majority stockholder.	250,000	-
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2012. Subsequent to June 30, 2012, the due date on this note was extended to July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended to July 31, 2015. Secured by personal guarantee of majority stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2012; extended to January 3, 2013, then extended to January 3, 2014, with interest payable monthly and principal due on maturity. Secured by personal guarantee of majority stockholder.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2013. Beginning May 31, 2011, the interest rate was increased to 20%, with interest payable monthly, and the principal due in full on May 1, 2013. Effective April 30, 2013, the due date on this note was extended to May 1, 2015. Secured by personal guarantee of majority stockholder.	200,000	200,000
Total unsecured notes payable	998,149	964,624
Less: current portion	(698,149)	(664,624)
Long-term unsecured notes payable	$300,000	$300,000

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

NOTE 7. SHORT TERM NOTES PAYABLE-RELATED PARTY

	December 31, 2013	June 30, 2013
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76,000	76,000
Total unsecured notes payable	$116,000	$116,000

NOTE 8. LINE OF CREDIT

 On May 24, 2011, the Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  The term of the agreement was one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility was secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement were charged interest at a rate of 2.5% over the lenders Index Rate.  In addition there was a Monthly Service Fee (as defined in the agreement) of up to 1.25% per month.

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of December 31, 2013, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator has provided its corporate guarantee of the credit facility.  On December 31, 2013, the balance owed under this line of credit was $896,918.  On December 31, 2013, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 9. CREDIT CARD ADVANCE

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. On May 14, 2013, the loan was renewed for $400,000 and the remaining balance of $126,518 on the prior loan was repaid from the net proceeds of the renewal. At the time of the renewal, the Company had a balance of $14,400 in unamortized discount which was charged to interest expense during the fourth quarter. Terms of the renewal loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after May 14, 2013. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. As of December 31, 2013, the principle amount is $112,499, net of a discount of $9,600.

NOTE 10. UNSECURED LINES OF CREDIT

The Company has drawn cash advances on two unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 7% to 18%. The aggregate amount owed on the two unsecured lines of credit was $4,459 at December 31, 2013 and $12,535 at June 30, 2013.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

NOTE 11. CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Effective August 15, 2013, the note was amended again to reduce the per share conversion price to $0.125 and extend the maturity date to August 15, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of December 31, 2013, the principle balance was $375,000 and accrued interest was $50,733.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.055 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of December 31, 2013, the principle balance was $250,000 and the accrued interest was $32,486.

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at December 31, 2013 and June 30, 2013.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2013, the Company had reserved the following shares of common stock for issuance:

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

Stock Purchase Warrants - As of December 31, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Prices	Expiration Dates
292,479	$.50	June 26, 2014
1,292,479	$.75	June 26, 2014
877,435	$1.00	June 26, 2014
2,462,393

The following table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Prices
Balance June 30, 2013	2,462,393	$.81
Expired	—	—
Balance December 31, 2013	2,462,393	$.81

NOTE 13. RELATED PARTIES

The Company has a subordinated note payable to the majority shareholder’s wife in the amount of $76,000. Interest on the note during the six months ended December 31, 2013 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $1,245. The accrued interest on the note as of December 31, 2013 was $11,296. This note is subordinate to all other credit facilities currently in place.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. On August 15, 2013, the note was further amended to reduce the per share conversion price to $.125 and extend the maturity date to August 15, 2014. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of December 31, 2013, the principle balance was $375,000 and accrued interest was $50,733.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of December 31, 2013, the principle balance was $250,000 and the accrued interest was $32,486.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan during the six months ended December 31, 2013 was accrued by the Company at the prevailing prime rate (which was 3.25% on December 31, 2013) and totaled $655. The accrued interest on the note as of December 31, 2013 was $4,184. This note is subordinate to all other credit facilities currently in place.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 2, 2015 with interest payable monthly and principle due on maturity. Louis Friedman, the Company’s CEO, personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8 – Line of Credit).  In addition, Liberator has provided its corporate guarantees of the credit facility.  On December 31, 2013, the balance owed under this line of credit was $896,918.

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

On December 10, 2012, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on December 6, 2013. This note was paid in full on December 6, 2013.

On January 14, 2013, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 10, 2014. Mr. Friedman has personally guaranteed the repayment of the loan obligation. This note was paid in full on January 10, 2014.

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

On December 19, 2013, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on December 19, 2014. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

The loan from Credit Cash (see Note 9 – Credit Card Advance) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. Lease payments are on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at December 31, 2013 was $162,527 and $193,516 at June 30, 2013. The rent expense under this lease for the three months ended December 31, 2013 and 2012 was $80,931.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 (UNAUDITED)

Future minimum lease payments under non-cancelable operating leases at December 31, 2013 are as follows:

Years ending June 30,
2014 (six months)	$208,980
2015	425,274
2016	210,569
Thereafter through 2017	1,038
Total minimum lease payments	$845,861

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

The following is an analysis of the minimum future lease payments subsequent to December 31, 2013:

Years ending June 30,
2014 (six months)	$16,471
2015	31,407
2016	30,311
2017	18,885
Thereafter through 2018	440
Total minimum lease payments	97,514
Less amount representing interest	(21,457)
Present value of net minimum lease payments	76,057
Less current portion	(22,631)
Long-term obligations under leases payable	$53,426

 Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 15. SUBSEQUENT EVENT

On January 24, 2014, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 23, 2015. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

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

	Three Months Ended
	(unaudited)
	December 31, 2013	December 31, 2012
Net Sales	100.0%	100.0%
Cost Of Goods Sold	73.0%	70.3%
Gross Margin	27.0%	29.7%
Selling, General and Administrative Expenses	22.5%	24.8%
Income From Operations	4.5%	4.9%

	Six Months Ended
	(unaudited)
	December 31, 2013	December 31, 2012
Net Sales	100.0%	100.0%
Cost Of Goods Sold	71.0%	69.6%
Gross Margin	29.0%	30.4%
Selling, General and Administrative Expenses	25.3%	26.5%
Income From Operations	3.7%	3.9%

  The following table represents percentage of net sales by product type:

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net Sales:
Liberator	45.9%	47.2%	44.8%	46.7%
Jaxx	18.3%	15.6%	16.9%	12.4%
Resale	27.8%	26.9%	29.7%	30.8%
Other	8.0%	10.4%	8.6%	10.1%
Total Net Sales	100.0%	100.0%	100.0%	100.0%

Liberator- Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to distributors and retailers as well as directly through our e-commerce sites and single retail store. Total dollar sales of Liberator products increased 2% during the three month period ended December 31, 2013 from the comparable year earlier period and less than 1% for the six month period ended December 31, 2013 from the same period in the prior year. This increase is primarily related to higher sales of Liberator retail products, products in our Décor line and sales of our larger Liberator furniture products.

Jaxx- Jaxx products are casual and contemporary furniture products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net dollar sales of Jaxx products increased 23% during the three month period ended December 31, 2013 compared to the prior year period and accounted for 18% of total net sales. This increase is primarily due to an increase in sales to certain wholesale customers and, to a lessor extent, sales through our JaxxLiving website. Net sales increased 42% during the six month period ended December 31, 2013 compared to the prior year period and accounted for 17% of total net sales. This increase is primarily due to an increase in sales to certain wholesale customers.

Resale- Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Net sales of resale products increased 8% during the three month period ending December 31, 2013 from the comparable prior year period and accounted for 28% of total net sales due to higher sales of non-Tenga products to certain customers. Sales of Tenga products accounted for approximately 18% in each of the three month periods ended December 31, 2013 and 2012, respectively, and approximately 13% of the gross profit in each of those same periods. Net sales of resale products increased less than1% during the six month period ending December 31, 2013 from the comparable prior year period and accounted for 30% of total net sales due to lower sales of non-Tenga products to certain customers. Sales of Tenga products accounted for approximately 20% and 19% in each of the six month periods ended December 31, 2013 and 2012, respectively, and approximately 16% and 14% of the gross profit in those same periods, respectively.

Other- Other products include sales from contract manufacturing and fulfillment services. Net sales of these products and services during the three month period ended December 31, 2013 decreased 19% compared to the three month periods in the prior year and accounted for 8% of total net sales. This decrease is due to a decrease in the number of contract manufacturing projects and fulfillment contracts during fiscal year 2014 from the prior fiscal year. Contract manufacturing projects are typically short-term in nature and there can be no assurance that such projects will either continue or increase in future periods. Net sales of these products and services during the six month period ended December 31, 2013 decreased 11% compared to the three month periods in the prior year and accounted for 9% of total net sales. This decrease is due to a decrease in the number of contract manufacturing projects and fulfillment contracts during fiscal year 2014 from the prior fiscal year.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Net sales. The Company achieved record net sales for the three months ended December 31, 2013 of $4,157,313, an increase from the comparable prior year period by $176,457, or 4.4%.  The increase in net sales was primarily due to higher sales in the Direct channel which was due to higher sales through Liberator.com and JaxxLiving.com. Sales through the Direct channel, which included Liberator.com and JaxxLiving.com, increased 28% during the three months ended December 31, 2013 from the comparable prior year period. Sales through the Wholesale channel decreased by 4% during the three months ended December 31, 2013 from the comparable year earlier period. The Wholesale channel includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale channel also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, during the three months ended December 31, 2013, accounted for approximately 3.5% of net sales. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel decreased 48% to $151,487 in the three months ended December 31, 2013, primarily as a result of lower shipping and handling charges on sales through the Direct channel.  We expect Other revenue to continue to decline in future periods as “free” or reduced-cost shipping and handling continues to be the trend in the e-commerce industry.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit decreased to $1,121,832 for the three months ended December 31, 2013 from $1,180,743 in the comparable prior year period (a decrease of 5%) and primarily resulted from the decrease in margin from the Wholesale sale channel and was partially offset by an increase in gross profit from the Direct channel.

Operating expenses. Total operating expenses for the three months ended December 31, 2013 were 22.5% of net sales, or $935,300, compared to 24.8% of net sales, or $990,166, for the same period in the prior year.  The slight decrease in operating expenses was primarily the result of decreased selling and marketing expense. Selling and marketing expense decreased by $117,454 from the prior year quarter, primarily as a result of decreased travel and trade show expenses.

Other income (expense). Other income (expense) during the second quarter increased from expense of ($86,870) in fiscal 2013 to expense of ($91,420) in fiscal 2014. Interest expense increased from $84,284 in the prior year first quarter to $91,470 in the current year quarter as a result of the higher average debt balances.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Net sales. Net sales for the six months ended December 31, 2013 increased from the comparable prior year period by $309,999, or 4.3%.  The increase in net sales was primarily due to higher sales in the Direct channel, offset by lower sales through the Wholesale and Other channels. The Direct channel (which includes product sales through our three e-commerce sites and our single retail store) increased by 21.8%, or $569,245 during the six months ended December 31, 2013, from the comparable year earlier period. The Wholesale channel (which consists principally of distributors and retailers) decreased by less than 1%, or $34,571, compared to the prior year. The increases was partially offset by a decrease of $224,675, or 44%, in the Other channel which consists primarily of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the six months ended December 31, 2013 decreased to $2,175,899 from $2,189,518 (a decrease of less than 1%) in the comparable prior year period. Gross profit as a percentage of sales decreased to 29.0% for the six months ended December 31, 2013 from 30.4% in the comparable prior year period.

Operating expenses. Total operating expenses for the six months ended December 31, 2013 were 25.3% of net sales, or $1,908,636, compared to 26.5% of net sales, or $1,907,514, for the same period in the prior year and represents an increase of less than 1%.  The increase in operating expenses was primarily the result of higher general and administrative costs. General and administrative expense increased from $856,356 to $917,357, or 7% as the Company incurred higher personnel related expenses.

Other income (expense). Other income (expense) increased from an expense of ($171,820) in fiscal 2013 to an expense of ($199,093) in fiscal 2014.   Interest expense increased from $169,311 in the six months of the prior fiscal year to $199,205 in the current comparable year period due to higher borrowing balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
	2013	2012
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$78,503	$75,515
Cash used in investing activities	(12,385)	(196,483)
Cash provided by financing activities	291,846	256,218

As of December 31, 2013, our cash and cash equivalents totaled $755,824, compared to $629,670 in cash and cash equivalents as of December 31, 2012.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $78,503 in the six months ended December 31, 2013 compared to $75,515 in the six months ended December 31, 2012.  The primary reasons for the increase in cash provided by operating activities is an increase in accrued compensation of $38,559, as well as the decrease in inventory on hand of $79,056.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2013 was $12,385 and related to the purchase of incidental office and production equipment. Investing activities in the six months ended December 31, 2012 were $196,483 and was primarily attributable to the costs associated with the new e-commerce platform. The new e-commerce platform became operational on February 1, 2013.

Financing Activities

Cash provided by financing activities during the six months ended December 31, 2013 of $291,846 was primarily attributable to the borrowings under the line of credit offset by repayments of debt obligations.

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

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We had a net income of $68,170 for the six months ended December 31, 2013 and a net loss of $288,485 for the year ended June 30, 2013. As of December 31, 2013, we have an accumulated deficit of $7,979,515 and a working capital deficit of $1,715,414.

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

We plan to finance the required $300,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we are able to obtain through equity and debt financings. We cannot provide any assurances that required financing will be obtained or that terms of such required financings will be on reasonable terms to our company.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2014 to be under $100,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform, our computer network infrastructure or our production capabilities and capacity.

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

At December 31, 2013, we had $896,918 outstanding on our accounts receivable and inventory line of credit, compared to an outstanding balance of $366,196 on our accounts receivable line of credit at June 30, 2013. On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of December 31, 2013, the interest rate was 6.25%) and the Monthly Service Fee was changed to 0.5% per month.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA income for the six months ended December 31, 2013 and 2012:

	Six months ended December 31,
	2013	2012
Net income	$68,170	$110,184
Less interest income	(112)	(312)
Plus interest expense	199,205	169,331
Plus depreciation and amortization expense	114,970	88,963
Plus stock-based compensation	35,713	19,609
Adjusted EBITDA income	$417,946	$387,775

As used herein, Adjusted EBITDA represents net income before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs and stock-based compensation expense. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for stock-based compensation expense.

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

LIBERATOR, INC.
(Registrant)

February 14, 2014	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 14, 2014	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)