Form 10-Q
period 2014-03-31
Liberator, Inc.
filed 2014-05-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At March 31, 2014 (unaudited) and June 30, 2013	3

	Condensed Consolidated Statements of Operations –
	For the Three and Nine Months Ended March 31, 2014 and March 31, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	For the Nine Months Ended March 31, 2014 and March 31, 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4.	Controls and Procedures	26

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Mine Safety Disclosures	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	27

SIGNATURES		28

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS	March 31, 2014 (unaudited)	June 30, 2013
Current assets:
Cash and cash equivalents	$634,970	$397,860
Accounts receivable, net	682,874	522,900
Inventories, net	1,326,960	1,409,703
Prepaid expenses	72,175	76,932
Total current assets	2,716,979	2,407,395
Equipment and leasehold improvements, net	655,784	756,990
Other assets	4,479	4,479

Total assets	$3,377,242	$3,168,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,735,806	$1,607,765
Accrued compensation	306,672	214,110
Accrued expenses and interest	168,843	232,714
Line of credit	647,130	366,196
Current portion of leases payable	25,284	21,422
Current portion of deferred rent payable	77,606	67,963
Merchant cash advance (net of discount)	—	349,952
Short-term unsecured notes payable	807,712	664,625
Convertible notes payable - shareholder	625,000	—
Notes payable - related party	116,000	116,000
Total current liabilities	4,510,053	3,640,747
Long-term liabilities:
Leases payable	61,742	40,927
Deferred rent payable	66,434	125,553
Unsecured note payable	300,000	300,000
Unsecured lines of credit	3,250	12,535
Convertible notes payable - shareholder	—	625,000
Total long-term liabilities	431,426	1,104,015
Total liabilities	4,941,479	4,744,762

Commitments and contingencies (Note 14)	—	—

Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of March 31, 2014 and June 30, 2013	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at March 31, 2014 and at June 30, 2013	707,026	707,026
Additional paid-in capital	5,812,083	5,764,331
Accumulated deficit	(8,083,776)	(8,047,685)
Total stockholders’ deficit	(1,564,237)	(1,575,898)

Total liabilities and stockholders’ deficit	$3,377,242	$3,168,864

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net Sales	$3,949,639	$3,568,115	$11,450,669	$10,759,146
Cost of goods sold	3,003,596	2,568,743	8,328,727	7,570,255
Gross profit	946,043	999,372	3,121,942	3,188,891
Operating expenses
Advertising and promotion	100,885	118,633	313,512	382,996
Other selling and marketing	316,980	393,609	980,662	1,091,440
General and administrative	468,524	434,045	1,385,881	1,290,402
Depreciation and amortization	59,792	44,561	174,762	133,524
Total operating expenses	946,181	990,848	2,854,817	2,898,362
Income (loss) from operations	(138)	8,524	267,125	290,529
Other Income (Expense):
Interest income	270	241	382	552
Interest (expense) and financing costs	(104,393)	(102,978)	(303,598)	(272,308)
Loss on disposal of assets	—	(85,052)	—	(87,853)
Total Other Expense	(104,123)	(187,789)	(303,216)	(359,609)
Income from before income taxes	(104,261)	(179,265)	(36,091)	(69,080)
Provision for income taxes	—	—	—	—
Net loss	$(104,261)	$(179,265)	$(36,091)	$(69,080)
Net loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in computing net loss per share
Basic	70,702,596	70,702,596	70,702,596	70,702,596
Diluted	70,702,596	70,702,596	70,702,596	70,702,596

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(36,091)	$(69,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	174,762	133,524
Amortization of debt discount	—	28,800
Stock based compensation expense	47,752	29,219
Loss on disposal of fixed asset	—	87,853
Provision for bad debt	8,789	20,759
Deferred rent payable	(49,476)	(41,163)
Changes in operating assets and liabilities:
Accounts receivable	(168,762)	162,599
Inventories	82,742	(327,662)
Prepaid expenses and other assets	4,757	(68,197)
Accounts payable	128,041	(49,624)
Accrued compensation	92,562	46,097
Accrued expenses and interest	(63,871)	27,881
Net cash provided by (used in) operating activities	221,205	(18,994)
INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(26,125)	(253,471)

Net cash used in investing activities	(26,125)	(253,471)

FINANCING ACTIVITIES:
Net cash provided by (used in) line of credit	280,934	(89,611)
Net (repayment) borrowing of credit card cash advance	(349,952)	149,536
Repayment of unsecured line of credit	(9,285)	(19,534)
Net (repayment) borrowing of short-term unsecured notes payable	143,087	140,981
Principal payments on equipment note payable and capital leases	(22,754)	(26,756)
Net cash provided by financing activities	42,030	154,616

Net increase (decrease) in cash and cash equivalents	237,110	(117,849)
Cash and cash equivalents at beginning of period	397,860	494,420

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$634,970	$376,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Additions to capital leases	$47,431	$23,850
Cash paid during the period for:
Interest	$284,226	$262,366
Income taxes	$—	$—

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Liberator, Inc. (the “Company” or “Liberator”) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”).

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company has also become an online retailer of Liberator and Jaxx branded products.  The Company’s sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no particular concentration of credit risk in one economic sector.  For the three months and nine months ended March 31, 2014, sales to and through Amazon.com accounted for 17% and 14% of our total sales, respectively. Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third quarters.

The accompanying unaudited condensed consolidated interim financial statements of Liberator, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Liberator") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Going Concern - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of March 31, 2014, the Company has an accumulated deficit of $8,083,776 and a working capital deficit of $1,793,074. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation for the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational growth plans we have identified over the next twelve months will require approximately $200,000 of funding. We expect to invest approximately $150,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $200,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we will seek to obtain through equity and debt financings.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

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

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of March 31, 2014 and June 30, 2013.

	March 31, 2014	June 30, 2013
Accounts receivable	$689,669	$555,628
Allowance for doubtful accounts	(6,059)	(4,986)
Allowance for discounts and returns	(736)	(27,742)
Total accounts receivable, net	$682,874	$522,900

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead.

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at March 31, 2014 that exceeded the balance insured by the FDIC by $401,730.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the nine months ended March 31, 2014, we purchased 35% and 19% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2013, we purchased 30% and 18% of total inventory purchases from two vendors.

As of March 31, 2014 one of the Company’s customers represents 34% of the total accounts receivables.

Fair Value of Financial and Derivative Instruments

At March 31, 2014, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $32,103 at March 31, 2014 and $16,709 at June 30, 2013. Advertising expense for the three months ended March 31, 2014 and 2013 was $100,885 and $118,633, respectively. Advertising expense for the nine months ended March 31, 2014 and 2013 was $313,512 and $382,996, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $26,003 and $27,577 for the three months ended March 31, 2014 and 2013, respectively. Expenses for new product development totaled $76,715 and $80,755 for the nine months ended March 31, 2014 and 2013, respectively. Research and development costs are included in general and administrative expense.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2014.

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2014 was $144,040. The rent expense under this lease for the nine months ended March 31, 2014 and 2013 was $242,792. The Company also leases certain equipment under operating leases, as more fully described in Note 14 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our three e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to distributors and retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months and nine months ended March 31, 2014, sales to and through Amazon.com accounted for 17% and 14% of our total sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net Sales:
Direct	$1,609,324	$1,335,099	$4,781,053	$3,937,583
Wholesale	2,194,583	2,017,092	6,238,075	6,095,155
Other	145,732	215,924	431,541	726,408
Total Net Sales	$3,949,639	$3,568,115	$11,450,669	$10,759,146

Gross Profit:
Direct	$755,202	$661,267	$2,320,121	$1,965,861
Wholesale	304,950	374,698	1,104,034	1,291,816
Other	(114,109)	(36,593)	(302,213)	(68,786)
Total Gross Profit	$946,043	$999,372	$3,121,942	$3,188,891

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
	2014	2013
Common stock options	4,758,500	3,991,500
Common stock warrants	2,462,393	2,462,393
Convertible preferred stock	4,300,000	4,300,000
Convertible notes	7,545,455	4,375,000
Total	19,066,348	15,128,893

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

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

NOTE 3. STOCK-BASED COMPENSATION

Options

At March 31, 2014, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2014, the number of shares available for issuance under the Plan was 641,500.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2014:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2013	3,583,500	3.8	$.10	$—
Granted	2,026,000	4.6	$.05	$—
Exercised	—	—	$—	$—
Forfeited or expired	(851,000)	3.8	$.08	$—
Options outstanding as of March 31, 2014	4,758,500	3.5	$.10	$—
Options exercisable as of March 31, 2014	1,577,125	2.7	$.12	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.046 for such day.

There were 2,026,000 stock options granted during the nine months ended March 31, 2014 and 2,444,000 stock options granted during the nine months ended March 31, 2013. The value assumptions related to options granted during the nine months ended March 31, 2014 and 2013, respectively, were as follows:

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Exercise Price:	$.045-$.051	$.06-$.10
Volatility:	231%-251%	40%-47%
Risk Free Rate:	.99%-1.04%	.43%-.60%
Vesting Period:	Immediate to 4 years	4 years
Forfeiture Rate:	0%	25%
Expected Life	4.1-4.5 years	4.5 years
Dividend Rate	0%	0%

The following table summarizes the weighted average characteristics of outstanding stock options as of

March 31, 2014:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ .05 to .09	3,560,000	4.0	$.07	776,500	$.06
$ .15 to .16	944,500	2.4	$.16	546,625	$.16
$ .20 to .25	254,000	0.5	$.25	254,000	$.25
Total stock options	4,758,500	3.5	$.12	1,577,125	$.12

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the nine month period ended March 31, 2014 and 2013 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Cost of Goods Sold	$3,104	$2,369	$10,809	$8,511
Other Selling and Marketing	1,810	5,872	5,761	7,699
General and Administrative	7,125	1,370	31,182	13,009
Total Stock-based Compensation Expense	$12,039	$9,611	$47,752	$29,219

 As of March 31, 2014, the Company’s total unrecognized compensation cost was $126,001, which will be recognized over the weighted average vesting period of 2.5 years.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2014	June 30, 2013
Raw materials	$426,281	$528,771
Work in process	212,649	138,240
Finished goods	688,030	742,692
Inventories, net	$1,326,960	$1,409,703

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	March 31, 2014	June 30, 2013	Estimated Useful Life
Factory Equipment	$1,763,753	$1,693,993	2-10 years
Computer Equipment and Software	871,473	867,677	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	343,120	343,120	10 years
Subtotal	3,145,342	3,071,786
Accumulated Depreciation	(2,489,558)	(2,314,796)
Total equipment and leasehold improvements, net	$655,784	$756,990

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2014.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2014	June 30, 2013
Unsecured note payable for $250,000 to an individual shareholder with interest at 20%, principal and interest paid bi-weekly, maturing December 6, 2013. Secured by personal guarantee of majority stockholder.	-	121,584
Unsecured note payable for $250,000 to an individual shareholder with interest at 20%, principal and interest paid bi-weekly, maturing January 10, 2014. Secured by personal guarantee of majority stockholder.	-	140,784
Unsecured note payable for $130,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 4, 2014. Secured by personal guarantee of majority stockholder.	5,493	102,256
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on October 31, 2014. Secured by personal guarantee of majority stockholder.	100,000	-
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 19, 2014. Secured by personal guarantee of majority stockholder.	187,514	-
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing January 23, 2015. Secured by personal guarantee of majority stockholder	214,705	-
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2012. Subsequent to June 30, 2012, the due date on this note was extended to July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended to July 31, 2015. Secured by personal guarantee of majority stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual shareholder, with interest at 20%, principal and interest originally due in full on January 3, 2012; extended to January 3, 2013, then extended to January 3, 2015, with interest payable monthly and principal due on maturity. Secured by personal guarantee of majority stockholder.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest at 16%, principal and interest originally due on January 3, 2011, extended to May 1, 2013. Beginning May 31, 2011, the interest rate was increased to 20%, with interest payable monthly, and the principal due in full on May 1, 2013. Effective April 30, 2013, the due date on this note was extended to May 1, 2015. Secured by personal guarantee of majority stockholder.	200,000	200,000
Total unsecured notes payable	1,107,712	964,624
Less: current portion	(807,712)	(664,624)
Long-term unsecured notes payable	$300,000	$300,000

NOTE 7. SHORT TERM NOTES PAYABLE-RELATED PARTY

	March 31, 2014	June 30, 2013
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76,000	76,000
Total unsecured notes payable	$116,000	$116,000

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of March 31, 2014, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator has provided its corporate guarantee of the credit facility.  On March 31, 2014, the balance owed under this line of credit was $647,130.  On March 31, 2014, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 9. CREDIT CARD ADVANCE

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. On May 14, 2013, the loan was renewed for $400,000 and the remaining balance of $126,518 on the prior loan was repaid from the net proceeds of the renewal. At the time of the renewal, the Company had a balance of $14,400 in unamortized discount which was charged to interest expense during the fourth quarter. Terms of the renewal loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after May 14, 2013. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. As of March 31, 2014, the balance was paid in full.

NOTE 10. UNSECURED LINES OF CREDIT

The Company has drawn cash advances on two unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 7% to 18%. The aggregate amount owed on the two unsecured lines of credit was $3,250 at March 31, 2014 and $12,535 at June 30, 2013.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

NOTE 11. CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Effective August 15, 2013, the note was amended again to reduce the per share conversion price to $0.125 and extend the maturity date to August 15, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of March 31, 2014, the principle balance was $375,000 and accrued interest was $53,507.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.055 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of March 31, 2014, the principle balance was $250,000 and the accrued interest was $34,336.

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at March 31, 2014 and June 30, 2013.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2014, the Company had reserved the following shares of common stock for issuance:

March 31,
2014
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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

Stock Purchase Warrants - As of March 31, 2014, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Prices	Expiration Dates
292,479	$.50	June 26, 2014
1,292,479	$.75	June 26, 2014
877,435	$1.00	June 26, 2014
2,462,393

The following table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Prices
Balance June 30, 2013	2,462,393	$.81
Expired	—	—
Balance March 31, 2014	2,462,393	$.81

NOTE 13. RELATED PARTIES

The Company has a subordinated note payable to the majority shareholder’s wife in the amount of $76,000. Interest on the note during the nine months ended March 31, 2014 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $1,854. The accrued interest on the note as of March 31, 2014 was $11,905. This note is subordinate to all other credit facilities currently in place.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. On August 15, 2013, the note was further amended to reduce the per share conversion price to $.125 and extend the maturity date to August 15, 2014. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of March 31, 2014, the principle balance was $375,000 and accrued interest was $53,507.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of March 31, 2014, the principle balance was $250,000 and the accrued interest was $34,336.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan during the nine months ended March 31, 2014 was accrued by the Company at the prevailing prime rate (which was 3.25% on March 31, 2014) and totaled $886. On February 21, 2014, one interest installment payment was made to Mr. Friedman in the amount of $4,184. The accrued interest on the note as of March 31, 2014 was $321. This note is subordinate to all other credit facilities currently in place.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

On January 3, 2011, an individual shareholder loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 2, 2015 with interest payable monthly and principle due on maturity. Louis Friedman, the Company’s CEO, personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8 – Line of Credit).  In addition, Liberator has provided its corporate guarantees of the credit facility.  On March 31, 2014, the balance owed under this line of credit was $647,130.

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

On January 24, 2014, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 25, 2015. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

The loan from Credit Cash (see Note 9 – Credit Card Advance) was guaranteed by the Company (including OneUp and Foam Labs) and was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease that was signed in September 2005 and expires December 31, 2015. Lease payments are on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2014 was $144,040 and $193,516 at June 30, 2013. The rent expense under this lease for the three months ended March 31, 2014 and 2013 was $80,931.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at March 31, 2014 are as follows:

Years ending June 30,
2014 (three months)	104,490
2015	425,274
2016	210,569
Thereafter through 2017	1,038
Total minimum lease payments	$741,371

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $193,402. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to March 31, 2014:

Years ending June 30,
2014 (three months)	$9,266
2015	35,531
2016	34,435
2017	23,008
Thereafter through 2018	7,331
Total minimum lease payments	109,571
Less amount representing interest	(22,545)
Present value of net minimum lease payments	87,026
Less current portion	(25,284)
Long-term obligations under leases payable	$61,742

 Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 15. SUBSEQUENT EVENT

On April 4, 2014, the Company issued an unsecured promissory note to two individual shareholders for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536 with the note due in full on April 3, 2015. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

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

	Three Months Ended
	(unaudited)
	March 31, 2014	March 31, 2013
Net Sales	100.0%	100.0%
Cost Of Goods Sold	76.0%	72.0%
Gross Margin	24.0%	28.0%
Selling, General and Administrative Expenses	24.0%	27.8%
Income From Operations	0.0%	0.2%

	Nine Months Ended
	(unaudited)
	March 31, 2014	March 31, 2013
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.7%	70.4%
Gross Margin	27.3%	29.6%
Selling, General and Administrative Expenses	24.9%	26.9%
Income From Operations	2.4%	2.7%

  The following table represents percentage of net sales by product type:

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net Sales:
Liberator	52%	52%	48%	48%
Jaxx	13%	10%	15%	12%
Resale	32%	34%	30%	32%
Other	3%	4%	7%	8%
Total Net Sales	100%	100%	100%	100%

Liberator- Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to mass market internet retailers and retail stores as well as directly through our e-commerce sites and single retail store. Total dollar sales of Liberator products increased 11% during the three month period ended March 31, 2014 from the comparable year earlier period and 6% for the nine month period ended March 31, 2014 from the same period in the prior year. This increase is primarily related to higher sales of Liberator retail products, products in our Décor line and sales of our larger Liberator furniture products.

Jaxx- Jaxx products are casual and contemporary furniture products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net dollar sales of Jaxx products increased 38% during the three month period ended March 31, 2014 compared to the prior year period and accounted for 13% of total net sales. This increase is primarily due to an increase in sales to certain wholesale customers and, to a lessor extent, sales through our JaxxLiving website. Net sales of Jaxx products increased 42% during the nine month period ended March 31, 2014 compared to the prior year period and accounted for 15% of total net sales. This increase is primarily due to an increase in sales to certain wholesale customers.

Resale- Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Net sales of resale products increased 4% during the three month period ending March 31, 2014 from the comparable prior year period and accounted for 32% of total net sales due to higher sales of non-Tenga products to certain customers. Sales of Tenga products accounted for approximately 22% in each of the three month periods ended March 31, 2014 and 2013, respectively. Net sales of resale products increased almost 3% during the nine month period ending March 31, 2014 from the comparable prior year period and accounted for 30% of total net sales due to lower sales of non-Tenga products to certain customers. Sales of Tenga products accounted for approximately 20% in each of the nine month periods ended March 31, 2014 and 2013, respectively.

Other- Other products include sales from contract manufacturing and fulfillment services. Net sales of these products and services during the three month period ended March 31, 2014 decreased 11% compared to the three month periods in the prior year and accounted for 3% of total net sales. This decrease is due to a decrease in the number of contract manufacturing projects and fulfillment contracts during fiscal year 2014 from the prior fiscal year. Contract manufacturing projects are typically short-term in nature and there can be no assurance that such projects will either continue or increase in future periods. Net sales of these products and services during the nine month period ended March 31, 2014 decreased 11% compared to the three month periods in the prior year and accounted for 7% of total net sales. This decrease is due to a decrease in the number of contract manufacturing projects and fulfillment contracts during fiscal year 2014 from the prior fiscal year.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales. The Company recorded net sales for the three months ended March 31, 2014 of $3,949,639, an increase from the comparable prior year period by $381,524, or 10.7%.  The increase in net sales was primarily due to higher sales in the Direct channel which was due to higher sales through Liberator.com and JaxxLiving.com. Sales through the Direct channel, which included Liberator.com and JaxxLiving.com, increased 21% during the three months ended March 31, 2014 from the comparable prior year period. Sales through the Wholesale channel increased by 9% during the three months ended March 31, 2014 from the comparable year earlier period. The Wholesale channel includes Liberator branded products sold to distributors and retailers, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale channel also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, during the three months ended March 31, 2014, accounted for approximately 1% of net sales. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel decreased 32% to $145,732 in the three months ended March 31, 2014, primarily as a result of lower shipping and handling charges on sales through the Direct channel.  We expect Other revenue to continue to decline in future periods as “free” or reduced-cost shipping and handling continues to be the trend in the e-commerce industry.

Gross profit. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit decreased to $946,043 for the three months ended March 31, 2014 from $999,372 in the comparable prior year period (a decrease of 5%) and primarily resulted from increased production costs and increased raw material costs which were offset in part by higher average selling prices.

Operating expenses. Total operating expenses for the three months ended March 31, 2014 were 24% of net sales, or $946,181, compared to 27.8% of net sales, or $990,848, for the same period in the prior year.  The slight decrease in operating expenses was primarily the result of decreased selling and marketing expense. Selling and marketing expense decreased by $76,629 from the prior year quarter, primarily as a result of decreased sales personnel costs.

Other income (expense). Other income (expense) during the third quarter decreased from expense of ($187,789) in fiscal 2013 to expense of ($104,123) in fiscal 2014. The decrease was due to a loss on disposals of assets during the three months ended March 31, 2013 which did not occur during the current year period.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Net sales. Net sales for the nine months ended March 31, 2014 increased from the comparable prior year period by $691,523, or 6.4%.  The increase in net sales was primarily due to higher sales in the Direct and Wholesale channels, offset in part by lower sales through the Other channel. The Direct channel (which includes product sales through our three e-commerce sites and our single retail store) increased by 21.4%, or $843,470 during the nine months ended March 31, 2014, from the comparable year earlier period. The Wholesale channel (which consists principally of sales to distributors and retailers) increased by 2.3%, or $142,920, compared to the prior year. These increases was partially offset by a decrease of $294,867, or 40.5%, in the Other channel which consists primarily of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

Gross profit. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the nine months ended March 31, 2014 decreased to $3,121,942 from $3,188,891 (a decrease of 2%) in the comparable prior year period. Gross profit as a percentage of sales decreased to 27.3% for the nine months ended March 31, 2014 from 29.6% in the comparable prior year period. The decrease primarily resulted from increased production costs and increased raw material costs which were offset in part by higher average selling prices.

Operating expenses. Total operating expenses for the nine months ended March 31, 2014 were 24.9% of net sales, or $2,854,817, compared to 26.9% of net sales, or $2,898,362, for the same period in the prior year and represents a decrease of 2%.  The decrease in operating expenses was primarily the result of lower selling and marketing costs. Selling and marketing expense decreased from $1,091,440 to $980,662, or 10% as the Company incurred lower personnel related expenses.

Other income (expense). Other income (expense) decreased from an expense of ($359,609) in fiscal 2013 to an expense of ($303,216) in fiscal 2014.   Interest expense increased from $272,308 in the nine months of the prior fiscal year to $303,598 in the current comparable year period due to higher borrowing balances. The decrease was primarily due to a loss on disposals of assets during the three months ended March 31, 2013 which did not occur during the current year period.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
	2014	2013
	(Unaudited)
Cash flow data:
Cash provided by (used in) operating activities	$221,205	$(18,994)
Cash used in investing activities	(26,125)	(253,471)
Cash provided by financing activities	42,030	154,616

As of March 31, 2014, our cash and cash equivalents totaled $634,970, compared to $376,571 in cash and cash equivalents as of March 31, 2013.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $221,205 in the nine months ended March 31, 2014 compared cash used in operating activities of $18,994 in the nine months ended March 31, 2013.  The primary reasons for the increase in cash provided by operating activities is a decrease in inventory of $82,742, as well as the increase in accounts payable of $128,041 and accrued compensation of $92,562.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2014 was $26,125 and related to the purchase of incidental office and production equipment. Investing activities in the nine months ended March 31, 2013 were $253,471 and was primarily attributable to the costs associated with the new e-commerce platform.

Financing Activities

Cash provided by financing activities during the nine months ended March 31, 2014 of $42,030 was primarily attributable to the borrowings under the line of credit offset by repayments of debt obligations.

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

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We had a net loss of $36,091 for the nine months ended March 31, 2014 and a net loss of $288,485 for the year ended June 30, 2013. As of March 31, 2014, we have an accumulated deficit of $8,083,776 and a working capital deficit of $1,793,074.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational growth plans we have identified over the next twelve months will require approximately $200,000 of funding, primarily for working capital. We expect to invest approximately $150,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet, and on cable television. We will also be exploring the opportunity to acquire other compatible and related businesses.

We plan to finance the required $200,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we are able to obtain through equity and debt financings. We cannot provide any assurances that required financing will be obtained or that terms of such required financings will be on reasonable terms to our company.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2014 to be under $40,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform, our computer network infrastructure or our production capabilities and capacity.

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

At March 31, 2014, we had $647,130 outstanding on our accounts receivable and inventory line of credit, compared to an outstanding balance of $366,196 on our accounts receivable line of credit at June 30, 2013. On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of March 31, 2014, the interest rate was 6.25%) and the Monthly Service Fee was changed to 0.5% per month.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income for the nine months ended March 31, 2014 and 2013:

	Nine months ended March 31,
	2014	2013
Net loss	$(36,091)	$(69,080)
Less interest income	(382)	(552)
Plus interest expense	303,598	272,308
Plus depreciation and amortization expense	174,762	133,524
Plus stock-based compensation	47,752	29,219
Adjusted EBITDA income	$489,639	$365,419

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs and stock-based compensation expense. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss of the Company or net cash provided by (or used in) operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for stock-based compensation expense.

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

LIBERATOR, INC.
(Registrant)

May 13, 2014	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 13, 2014	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)