Form 10-K
period 2014-06-30
Liberator, Inc.
filed 2014-09-29
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES     ☒  NO

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on December 31, 2013, the last trading day of the registrant’s most recently completed second fiscal quarter, was $2,215,813.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on

September 25, 2014 was 70,702,596.

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

For more than 12 years, Liberator’s reputation and distinctive image has been consistently developed across an expanding number of sales channels including: Liberator.com, a direct-to consumer website; adult and couple-friendly adult retailers; Internet retailers in drug, mass, catalog and specialty areas selling products under the sexual wellness or well-being category; and Liberator’s retail flagship store.

The entire Liberator line, including more than a dozen trademarked products, is produced by a team of over 110 dedicated employees in a 140,000 square-foot factory in Atlanta, Georgia.

Liberator Bedroom Adventure Gear combines functional design with sensuous textures that transform ordinary bedrooms into supportive landscapes for intimacy. Liberator presents angles, elevations, curves and motion that help people of all sizes, including those with back injuries and other medical conditions find comfortable ways to connect intimately while assisting their stamina and performance.

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

We conduct our wholesale business for Liberator products through five primary channels: (1) adult and female friendly retailers, flash sites and specialty boutiques, (2) e-tailers who sell our products through adult, mass market, drug and other sites offering sexual wellness products, (3) adult “toy” home party businesses, (4) mail order catalogers, and (5) wholesale distributors of adult / sexual wellness products. These wholesale accounts have approximately 950 retail locations and/or websites in the United States and Canada. We have a growing number of retailers who are also adding a dedicated Liberator exhibition concept to their merchandising space. We also sell internationally through a UK-based third-party fulfillment service, and through a distributor in Australia.

Under OneUp, we also function as an exclusive resale distributor of the Tenga brand sold through the same wholesale and direct-to-consumer channels as branded Liberator products. For the year ended June 30, 2014, Tenga products represented approximately twenty-one percent of our consolidated net sales.

In addition, the Company sells a line of contemporary casual seating under the Jaxx brand. Jaxx is an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx product line and accessory products are sold through the following four wholesale channels: (1) beanbag e-tailers, (2) mass markets, (3) mail order catalogers, and (4) retail furniture stores. The Company also owns and manages a website under the URL www.JaxxLiving.com for direct to consumer sales. For the year ended June 30, 2014, this product line represented approximately twelve percent of our consolidated net sales.

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

As of the execution date of the Merger Agreement, Old Liberator shareholders owned 80.7% of the issued and outstanding shares of the Company’s common stock.  Upon the consummation of the Merger, the shares of Liberator Common Stock owned by Old Liberator prior to the Merger were cancelled.

On February 28, 2011, the Company name was changed from WES Consulting, Inc. to Liberator, Inc.

Industry Background

The Company participates in the rapidly growing worldwide market of sexual wellness. What was once called Family Planning has evolved over the last decade into a new category called Sexual Wellness, a growing worldwide movement toward sexual health. Many of the major health and wellness retailers, pharmacies and on-line retailers have started embracing this movement, especially over the last two to three years. A Google search of the term “Sexual Wellness” returns over 3 million entries, with the first two entries in organic search being Walgreens.com and Amazon.com.

Major consumer brands are rapidly entering the Sexual Wellness market, with either new products or repackaged existing products. Such brands include:

  K-Y ®: the personal lubricant first introduced in 1917, offers 5 products including products marketed as lubricants with sensation that provide heightened intimate sensations. The K-Y brand is owned by UK-based Reckitt Benckiser.

  Trojan Condoms ®, the leading condom in North America, now offers a line of nine vibrators and vibrating products. A recent quote from the Trojan Condom website - “vibrators are increasingly becoming as common in Americans’ bedrooms as coffee makers are in their kitchens.” The Trojan Condoms brand is owned by Church & Dwight Co. Inc, a Fortune 1000 company.

  Durex Condoms ® (a division of Reckitt Benckiser) now offers a selection of vibrating products in addition to condoms.

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

  Eco-Packaging. In fiscal 2013, we developed vacuum compressed packaging (described below) to reduce our carbon foot print, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs. During fiscal 2014, we expanded the number of products that used Eco-Packaging to include all shapes. Our ability to grow the Liberator brand and develop new growth opportunities depends in part on our ability to appropriately identify and execute our strategies and initiatives. Implementation of these plans may be delayed or may not be successful for a variety of reasons.

  Liberator Concept Store. Our 2,500 square foot Liberator exhibition store is the retail extension of our Liberator.com website. Located at our Atlanta factory, it is a gallery-like setting for sensual and erotic discovery, offering a presentation of products that celebrate intimacy and romantic imagination.  In our opinion, Liberator and luxury pleasure objects are meant to go together. Our concept store is a destination where customers can learn about, touch and purchase the Liberator products they have only been able to see online. In addition to Liberator branded shapes, furniture and accessories, the store features a range of better brands from around the globe including: designer sex toys, lounge-wear and lingerie collections, masks, cuffs and intimate accessories. Also included are limited addition hand-made items in glass and leather. We are dedicated to bringing our customers a compelling in-store experience through knowledgeable associates, interactive media displays and a high level of service, quality and innovation. The store also serves as a laboratory to listen and observe consumer reaction to new products and evaluate price points and merchandising techniques. Our concept store has demonstrated the strength of the Liberator brand as customers, both singles and couples, want to feel and experience our products and, although we are located in an industrial park, they are willing to travel to the store, return repeatedly and refer friends. We believe that a Liberator branded retail concept is ready to be expanded beyond our single location to large metropolitan areas, providing an upscale experience in-sync with the overall mainstreaming of sexual wellness.

  Jaxx Products. The Jaxx product line was originally started in 2007 with the idea that we could create higher value from using our polyurethane foam trim as beanbag fill versus recycling this material as carpet pad regrind. Since then, the Jaxx product line has developed into a wide variety of styles, sizes and fabric choices including those designed for children. Our wholesale and mass market distribution channels are established mostly as drop-ship accounts and are seasonally busy during November and December. Further growth is expected to come from Jaxx as we expand sales into retail stores. We have also developed higher priced modern design seating and private labeled products, and offer contract production services around our core competency in manufacturing. The contemporary seating business is highly competitive. We believe we can compete effectively on the basis of product quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as distribution through the multiple sales channels where consumers prefer to purchase. However, our plans to expand this product offering and sales channels may not be successful and implementation may hamper our operational and managerial resources.

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

Advertising and Branding

The Liberator.com website is the primary branding and advertising vehicle for the Liberator brand. We believe our website reinforces the Liberator mission and brand image while driving sales to all of our wholesale channels. We also believe we have distinguished ourselves from other web e-tailers in the adult and sexual wellness space by using sophisticated photography, instructional videos and exceptional art direction combined with an entertainment bent. Liberator attracts customers to its website and other retailers and e-tailers through internally developed print ads, and radio and television advertising during holiday periods. These provocative advertising campaigns communicate a distinctive image that differentiates us and creates a connection and following with our customers. Since inception, over $9.7 million has been spent building brand awareness. We have also aligned the brand with the entertainment industry appearing in Meet the Fockers, Burn after Reading, The Real Housewives of Atlanta and numerous other TV and media events.

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

American Manufacturing and Sourcing

Liberator has been crafting Bedroom Adventure Gear at its Atlanta headquarters for more than 12 years. It is our pride and heritage to manufacture in America, and to use other domestic sources of raw materials in our manufacturing process. We devote as much effort into providing jobs for our community as we do focusing on bettering the love lives of thousands. Our goal is to see that the jobs we create are more than just a paycheck, but rather are examples of good and lasting employment that support families and communities.

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

Before we could envision how our products could be more easily carried out of a store, we had to consider what path they must travel to get there. The majority of our Liberator products are large, high density foam pieces leaving us with a difficult product to reduce in size. In order to cut down the dimensions, we developed a proprietary vacuum compression process that removes approximately 90% of the air from the Liberator foam-based products without compromising the integrity of the product. This allows our Liberator foam-based products to leave our Atlanta manufacturing facility in a box that is approximately 60% smaller than our previous packaging.

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

Liberator foam-based products (called “Liberator Shapes”) are manufactured in a variety of heights and widths to accommodate variations in the human body. They consist of differently shaped cushions and props that are available in an assortment of fabric colors and prints to add to the visual excitement. Each of the product profiles of the Liberator Shapes is unique, designed to introduce positions to the sexual experience that were previously difficult to achieve or impossible to achieve with standard pillows or cushions. Liberator Shapes are manufactured from structured polyurethane foam, cut at various angles, platforms and profiles. The foam base is encased in a tight, fluid resistant polyester shell, helping the cushions to maintain their shape.  The original offering of the Liberator Wedge and Ramp, sold as a set, continue to be our best-selling items. All of the Liberator Shapes are also available in our Black Label Series which includes blindfolds and snap-on Velcro cuffs.

We have also developed larger profile designs that are commonly referred to as “sex furniture”. Three of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse®, Esse Stage, and the Equus®.  Other larger designs include products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold under our Zeppelin® product offering. The Liberator larger profile designs can also be used as seating when not being used for relaxed interaction and creative intimacy.

All products sold under the Liberator brand provided 48% and 49% of our revenues for our fiscal years ended June 30, 2014 and 2013, respectively.

Jaxx Products

In addition to the Liberator product line, we also produce a line of casual foam-based furniture sold under the “Jaxx” brand. These products are primarily offered directly to consumers through our JaxxLiving.com web site and to e-Merchants under drop-ship arrangements where we ship directly to customers and to other resellers.  Our Jaxx products provided 12% of our revenues in our fiscal year ended June 30, 2014 and 13% in our fiscal year ended June 30, 2013.

Resale Products

Beginning in 2006, we began importing high-quality pleasure objects from around the world. These resale products (including Tenga products) provided 32% of our revenues in each of our fiscal years ended June 30, 2014 and 2013.

Sales of Tenga products accounted for approximately 21% of net sales in each of the years ended June 30, 2014 and 2013 and approximately 17% and 19% of the total gross profit in those same years, respectively.

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

Our ten largest customers (excluding our own e-commerce sites and retail store) accounted for approximately 28% of net sales for the year ended June 30, 2014 and 24% of net sales for the year ended June 30, 2013. Sales to and through Amazon accounted for 16% of our net sales during the year ended June 30, 2014. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Marketing

Our marketing strategy is designed to increase brand awareness and drive highly targeted new and repeat customers to our websites, our e-merchants’ websites and our retail customers’ stores. We use a multi-channel approach which includes search engine marketing, print advertising, email campaigns, and other sales strategies to acquire and retain our customer base.

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

International Sales

In fiscal 2014, the Company adopted a new international sales strategy. In the European Union, the Company has shifted from a licensee model to a direct sales model with the addition of a US-based sales person. This salesperson is responsible for wholesale sales, marketing operations and customer service in the European Union and other international markets. Although total international sales represent less than 2% of total net sales, this change has resulted in increased product sales during the second half of fiscal 2014 from the same period in the prior year.

In fiscal 2013, the Company also launched a new e-commerce site that services consumers in the European Union. Orders placed on the website, www.theliberator.co.uk , are shipped from a third-party fulfillment center located in England directly to consumers. Our new eco-compression packaging significantly reduces the freight cost to send the products to England and to send the products from the fulfillment center to the end consumer, creating a better value for our customers.

Sales Channels

We conduct our business through two primary sales channels: Direct (consisting of our Internet websites  and Atlanta store) and Wholesale (consisting of our stocking reseller, drop-ship, contract manufacturing and distributor accounts). The following is a summary of our revenues:

(Dollars in thousands)	Fiscal 2014	Fiscal 2013
Direct	$6,016	$5,214
Wholesale	8,178	7,758
Other	526	874
Total Net Sales	$14,720	$13,846

Net sales in the Other channel consists of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2014	Fiscal 2013
Direct sales channel net sales	$6,016	$5,214
Direct net sales as a percentage of total revenues	40.9%	37.7%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2014	Fiscal 2013
Wholesale sales channel net sales	$8,178	$7,758
Wholesale net sales as a percentage of total revenues	55.6%	56.0%

As of June 30, 2014, the Company has over 1,000 active wholesale accounts, most of which are located in the United States.

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

Our www.AvanaComfort.com website blends rest, relaxation and intimacy products in an offering that appeals to a broad range of consumers.

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

Employees and Labor Relations

As of September 19, 2014, we had 118 employees (83 in production and warehouse operations, and 35 in sales, marketing and administrative operations).  Additional staffing is typically required for peak holiday periods through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

ITEM 1A. Risk Factors

Not applicable to a smaller reporting company.

ITEM 2. Properties

We are headquartered in Atlanta, Georgia. Our mailing address is 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, administrative offices and a 2,500 square foot factory concept store. Subsequent to June 30, 2014, the lease was extended until December 31, 2020 and the rent reduced to $29,415 beginning December 1, 2014. The lease extension is on an escalating schedule with the final year on the lease at $35,123 per month.

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

ITEM 4. Mine Safety Disclosures

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets Group on the OTCQB tier (“OTCQB”) under the symbol “LUVU.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCQB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions. The last sale price of our common stock as reporting on the OTCQB on September 23, 2014 was $0.02 per share.

Fiscal Year
2014	High Bid	Low Bid
Fourth Quarter: 4/1/14 to 6/30/14	$0.05	$0.02
Third Quarter: 1/1/14 to 3/31/14	0.09	0.04
Second Quarter: 10/1/13 to 12/31/13	0.07	0.04
First Quarter: 7/1/13 to 9/30/13	$0.07	$0.05

Fiscal Year
2013	High Bid	Low Bid
Fourth Quarter: 4/1/13 to 6/30/13	$0.11	$0.05
Third Quarter: 1/1/13 to 3/31/13	0.12	0.06
Second Quarter: 10/1/12 to 12/31/12	0.15	0.02
First Quarter: 7/1/12 to 9/30/12	$0.13	$0.06

Holders

As of September 23, 2014, we had approximately 82 stockholders of record of our common stock and approximately 450 beneficial holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2014.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining, available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,870,500	$.09	1,129,500 (2)
Equity compensation plans not approved by security holders (3)	400,000	.06	-0-

Total	4,270,500	$.09	1,129,500

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2014 and 2013 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2014	Year Ended June 30, 2013
Net sales	100%	100%
Cost of goods sold	74%	71%
Gross profit	26%	29%
Selling, General and Administrative Expenses	26%	26.3%
Income (loss) from continuing operations	(0) %	1.4%

The following table represents the percentage of net sales by product type:

	Year Ended June 30, 2013	Year Ended June 30, 2013
Net sales:
Liberator	48%	49%
Jaxx	13%	13%
Resale	32%	32%
Other	7%	6%
Total Net Sales	100%	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to retailers and distributors as well as directly through our two e-commerce sites and single retail store. Net sales of Liberator products increased 4% during the year ended June 30, 2014, from the comparable year earlier period. This increase is primarily related to the launching of our new eco-compression packaging and improved sales conversion from our Liberator.com e-commerce platform, which was launched on February 1, 2013.

Jaxx - Jaxx products are casual and contemporary furniture products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products increased 11% during the year ended June 30, 2014, compared to the prior year. This increase is primarily due to greater sales of Jaxx products through Amazon and other e-merchants.

Resale - Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Sales of resale products increased 5% during the year ended June 30, 2014 from the prior year.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2014 increased 15% compared to the prior year. This increase is due to an increase in the number of contract manufacturing projects during fiscal year 2014 from the prior fiscal year, offset in part by lower fulfillment revenue.

Fiscal Year ended June 30, 2014 Compared to the Fiscal Year Ended June 30, 2013

Net sales. Net sales for the twelve months ended June 30, 2014 increased from $13,845,509 for the comparable prior year period by approximately $874,132, or 6%, to $14,719,641.  The increase in total net sales was substantially due to higher sales through the Direct sales channel and, to a lesser extent, higher sales through the Wholesale channel. This was partially offset by lower shipping and handling fees derived from our Direct business (which is reported as the Other channel.).  The Direct sales channel, which consists of consumer sales through our three websites and, to a lesser extent, our single retail store, increased from approximately $5.2 million in the twelve months ended June 30, 2013 to approximately $6.0 million in the twelve months ended June 30, 2014, an increase of approximately 15%.  During fiscal 2013, we launched a new e-commerce platform to provide our on-line customers with a better user experience with a goal of increasing our Direct to consumer sales. In addition, sales to wholesale customers increased approximately 5% from the prior year to approximately $8.2 million. The increase in sales through the Wholesale channel was primarily due to higher sales to and through Amazon.com. The Wholesale sales channel includes Liberator products sold to distributors and retailers, products sold under exclusive (like the Tenga product line) and non-exclusive distribution agreements, and retailers, and private label items sold to other resellers. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel decreased 40% to $.5 million in the twelve months ended June 30, 2014, primarily as a result of lower shipping and handling charges on sales through the Direct channel.  We expect Other revenue to continue to decline in future periods as “free” or reduced-cost shipping and handling becomes a growing trend in the e-commerce industry.

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  As a result of a 10% increase in the cost of goods sold from the fiscal year ended June 30, 2013, total gross profit as a percentage of sales for the year ended June 30, 2014 decreased to 26% from 29% in the prior year. Despite the increased sales, gross profit dollars decreased to $3.8 million from $4 million in the prior year and represented a 5% decrease. Gross profit as a percentage of sales decreased primarily as a result of a price increase from Tenga in May, 2013 and higher production costs for raw materials and labor related to manufactured products.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2014 were 25% of net sales, or $3,592,102, compared to 26% of net sales, or $3,646,597, for the year ended June 30, 2013.  Other selling and marketing expense (which excludes advertising and promotion expense) decreased by 11% to $1,276,980, due to lower personnel related costs including salaries and travel expense, and e-commerce related costs.  General and administrative expense increased by 10%, or $170,347, due primarily to higher salaries expense of $135,660, higher insurance expense of $14,982 and higher facilities related costs of $45,282.

Other income (expense). Other income (expense) decreased from ($476,530) in fiscal 2013 to ($403,538) in fiscal 2014, primarily as a result of a loss on disposal of assets of $87,853 in fiscal 2013 and was offset by slightly higher interest expense in fiscal 2014. The loss on disposal of assets in fiscal 2013 was primarily due to the write-down of the former e-commerce platform.

Income taxes. No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2014 and 2013. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss from continuing operations of ($376,056), or ($0.01) per diluted share, for the twelve months ended June 30, 2014 compared with a net loss from continuing operations of ($288,485), or ($0.00) per diluted share, for the twelve months ended June 30, 2013.

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

 Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2014	2013
Cash flow data from continuing operations:
Cash used in operating activities	$(199,396)	$(103,765)
Cash provided used in investing activities	(35,417)	(262,261)
Cash provided by financing activities	$429,454	$269,466

As of June 30, 2014, our cash and cash equivalents totaled $592,501, compared to $397,860 in cash and cash equivalents as of June 30, 2013.

Operating Activities

Net cash used in operating activities primarily consists of the net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, loss on disposal of fixed assets, and the effect of changes in operating assets and liabilities. Net cash used in operating activities was $199,396 and $103,765 in the years ended June 30, 2014 and 2013, respectively. The primary reasons for the increase in cash used in operating activities is the increased net loss and an increase in accounts receivable of $105,946 to support the higher sales levels.

Investing Activities

Cash used in investing activities in the year ended June 30, 2014 of $35,417 was primarily for the purchase of production equipment, leasehold improvements and computer equipment.

Cash used in investing activities from continuing operations in the year ended June 30, 2013 of $262,261 was primarily attributable to the costs associated with the new e-commerce platform. The new e-commerce platform became operational on February 1, 2013.

Financing Activities

Cash provided by financing activities in the year ended June 30, 2014 of $429,454 was primarily attributable to borrowings from unsecured notes payable, net borrowings under our line of credit, and proceeds from the credit card advance, partially offset by repayment of the unsecured notes payable and the credit card advance.

Cash provided by financing activities in the year ended June 30, 2013 of $269,466 was primarily attributable to the proceeds from the credit card advance, borrowings from unsecured notes payable, partially offset by the repayment of the line of credit and other obligations, including the unsecured notes payable and principal payments on capital leases.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $376,056 for the year ended June 30, 2014 and a net loss of $288,485 for the year ended June 30, 2013. As of June 30, 2014, we have an accumulated deficit of $8,423,741 and a working capital deficit of $1,685,712. This raises substantial doubt about our own ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales and gross profits through a greater focus on higher margin Direct to consumer sales and branded Liberator products, and through improved production controls and reporting. To that end, on February 1, 2013 we launched a new enterprise level e-commerce platform. We believe this new e-commerce platform provides our customers with a better user experience and has increased our Direct to consumer sales. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. Furthermore, our plan of operation during the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic Direct sales. We estimate that the operational and strategic growth plans we have identified will require approximately $250,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

Capital Resources

We expect total capital expenditures for fiscal 2014 to be under $150,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2014 the prime rate was 3.25%) and the Monthly Service Fee was changed to .5% per month. The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation. In addition, the loan has a corporate guarantee from Liberator, Inc.  At June 30, 2014, we had utilized $698,258 from our line of credit, compared to a utilization of $366,196 at June 30, 2013.  On June 30, 2014, we were current and in compliance with all terms and conditions of this line of credit.

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. On May 14, 2013, the loan was renewed for $400,000 and the remaining balance of $126,518 on the prior loan was repaid from the net proceeds of the renewal. At the time of the renewal, the Company had a balance of $14,400 in unamortized discount which was charged to interest expense during the fourth quarter. Terms of the renewal loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after May 14, 2013. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. The loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman. As of June 30, 2013, the principle amount is $349,952, net of a discount of $38,400. This loan was repaid in full on March 14, 2014.

On May 23, 2014, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $460,000, which includes a one-time finance charge of $60,000, approximately ten months after the funding date. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,123 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman. As of June 30, 2014, the principle amount is $365,542, net of a discount of $48,000.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2014 are detailed in the section entitled “Commitments and Contingencies”  in the Notes to the Consolidated Financial Statements.

Inflation

During fiscal 2014, we experienced increases in various raw material costs and increases in costs impacted by increases in fuel prices, such as freight and transportation costs. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2015, although there is no assurance this will occur. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2014, we carried a valuation allowance of $2.5 million against our net deferred tax assets.

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

In fiscal year 2014, we did not generate positive cash flows from operations. If our long-term future plans do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net loss from continuing operations to Adjusted EBITDA income from continuing operations for the years ended June 30, 2014 and 2013:

	Year ended June 30,
	2014	2013
Net loss	$(376,056)	$(288,485)

Less interest income	(628)	(648)

Plus interest expense	404,166	389,325

Plus income tax expense	—	—

Plus depreciation and amortization expense	232,849	176,946

Plus common stock issued for services	—	—

Plus stock-based compensation	59,497	34,380

Plus loss on disposal of assets	—	87,853

Plus amortization of debt issuance costs	—	—

Adjusted EBITDA income from continuing operations	$319,828	$399,371

As used herein, Adjusted EBITDA represents income from continuing operations before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs, loss on disposal of assets, stock-based compensation expense and common stock issued for services. We have excluded the non-operating item, amortization of debt issuance costs, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation and common stock issued for services, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss from continuing operations of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss from continuing operations as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for amortization of debt issuance costs, stock-based compensation expense and common stock issued for services.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

 Not applicable for a smaller reporting company.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Liberator, Inc.

We have audited the accompanying consolidated balance sheets of Liberator, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Liberator, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a net loss of $376,056, a working capital deficiency of $1,685,712, an accumulated deficit of $8,423,741 and a negative cash flow from continuing operations of $199,396. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

September 29, 2014

Liberator, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2014	June 30, 2013
Assets:
Current assets:
Cash and cash equivalents	$592,501	$397,860
Accounts receivable, net of allowance for doubtful accounts of $9,076 in 2014 and $4,986 in 2013	615,744	522,900
Inventories	1,371,832	1,409,703
Prepaid expenses	97,558	76,932
Total current assets	2,677,635	2,407,395

Equipment and leasehold improvements, net	630,217	756,990
Other assets	2,996	4,479
Total assets	$3,310,848	$3,168,864
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$1,651,152	$1,607,765
Accrued compensation	213,444	214,110
Unsecured lines of credit	1,002	—
Accrued expenses and interest	216,386	232,714
Line of credit	698,258	366,196
Short-term unsecured notes payable	988,464	664,625
Current portion of leases payable	31,836	21,422
Current portion of deferred rent payable	81,263	67,963
Merchant cash advance (net of discount; $48,000 in 2014 and $38,400 in 2013)	365,542	349,952
Notes payable-related party	116,000	116,000
Total current liabilities	4,363,347	3,640,747
Long-term liabilities:
Leases payable	70,668	40,927
Unsecured note payable	100,000	300,000
Unsecured lines of credit	—	12,535
Convertible notes payable – shareholder	625,000	625,000
Deferred rent payable	44,290	125,553
Total long-term liabilities	839,958	1,104,015
Total liabilities	5,203,305	4,744,762
Commitments and contingencies (See Note M)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of June 30, 2014 and 2013	430	430
Common stock, $0.01 par value, 175,000,000 shares authorized, and 70,702,596 shares issued and outstanding in 2014 and 2013, respectively	707,026	707,026
Additional paid-in capital	5,823,828	5,764,331
Accumulated deficit	(8,423,741)	(8,047,685)
Total stockholders’ deficit	(1,892,457)	(1,575,898)
Total liabilities and stockholders’ deficit	$3,310,848	$3,168,864

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2014 and 2013

	2014	2013

Net Sales	$14,719,641	$13,845,509
Cost of goods sold	10,867,208	9,833,921
Gross profit	3,852,433	4,011,588
Operating expenses:
Advertising and promotion	404,288	468,639
Other selling and marketing	1,276,980	1,437,471
General and administrative	1,910,834	1,740,487
Depreciation	232,849	176,946
Total operating expenses	3,824,951	3,823,543
Operating income	27,482	188,045

Other income (expense):
Loss on disposal of assets	—	(87,853)
Interest income	628	648
Interest expense and financing costs	(404,166)	(389,325)
Total other income (expense)	(403,538)	(476,530)
Loss from operations before income taxes	(376,056)	(288,485)
Provision for income taxes	—	—
Net loss	$(376,056)	$(288,485)

Net loss per share:
Basic and diluted loss per common share	$(0.01)	$(0.00)
Weighted-average common shares outstanding:
Basic and diluted weighted average common and common equivalents shares outstanding	70,702,596	70,702,596

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

From July 1, 2012 to June 30, 2014

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 1, 2012	4,300,000	$430	70,702,596	$707,026	$5,729,951	$(7,759,200)	$(1,321,793)
Stock-based compensation expense	—	—	—	—	34,380	—	34,380
Net loss	—	—	—	—	—	(288,485)	(288,485)

Ending balance, June 30, 2013	4,300,000	430	70,702,596	707,026	5,764,331	(8,047,685)	(1,575,898)

Stock-based compensation expense	—	—	—	—	59,497	—	59,497
Net loss	—	—	—	—	—	(376,056)	(376,056)
Ending balance, June 30, 2014	4,300,000	$430	70,702,596	$707,026	$5,823,828	$(8,423,741)	$(1,892,457)

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2014 and 2013

	2014	2013
OPERATING ACTIVITIES:
Net loss	$(376,056)	$(288,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,849	176,946
Stock-based compensation expense	59,497	34,380
Loss on disposal of fixed assets	—	87,853
Provision for bad debt	13,102	17,771
Deferred rent payable	(67,963)	(56,658)

Change in operating assets and liabilities:
Accounts receivable	(105,946)	214,632
Inventory	37,871	(267,934)
Prepaid expenses and other assets	(19,143)	(5,287)
Accounts payable	43,387	(35,639)
Accrued expenses and interest	(16,328)	59,651
Accrued payroll and related	(666)	(40,995)
Net cash used in operating activities	(199,396)	(103,765)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(35,417)	(262,261)
Net cash used in investing activities	(35,417)	(262,261)
FINANCING ACTIVITIES:
Net cash provided by (used in) line of credit	332,062	(140,557)
Repayment of unsecured line of credit	(11,533)	(26,446)
Proceeds from credit card advance	400,000	400,000
Repayment of credit card advance	(384,410)	(50,048)
Proceeds from short-term debt	730,000	630,000
Repayment of short-term debt	(606,161)	(508,415)
Principle payments on capital leases	(30,504)	(35,068)
Net cash provided by financing activities	429,454	269,466
Net increase (decrease) in cash and cash equivalents	194,641	(96,560)
Cash and cash equivalents at beginning of period	397,860	494,420
Cash and cash equivalents at end of period	$592,501	$397,860
Supplemental Disclosure of Cash Flow Information:
Non cash items:
Additions to capital leases	$70,659	$23,851
Cash paid during the year for:
Interest	$378,813	$366,805
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Liberator, Inc. (the “Company” or Liberator) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”) .

The Company is primarily a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company has also become an online retailer of products for the sexual wellness market.  The Company’s sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with only one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we experience higher sales in the second and third quarters.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $376,056 and $288,485 for the years ended June 30, 2014 and 2013, respectively and as of June 30, 2014 the Company has an accumulated deficit of $8,423,741 and a working capital deficit of $1,685,712. This raised substantial doubt about to its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales and gross profits through a greater focus on higher margin Direct to consumer sales and branded Liberator products, and through improved production controls and reporting. To that end, on February 1, 2013 we launched a new enterprise level e-commerce platform. We believe this new e-commerce platform provides our customers with a better user experience and, as a result, has increased our Direct to consumer sales. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. Furthermore, our plan of operation during the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic Direct sales. We estimate that the operational and strategic growth plans we have identified will require approximately $250,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following is a summary of Accounts Receivable as of June 30, 2014 and June 30, 2013.

	June 30, 2014	June 30, 2013
Accounts receivable	$634,553	$555,628
Allowance for doubtful accounts	(9,076)	(4,986)
Allowance for discounts and returns	(9,733)	(27,742)
Total accounts receivable, net	$615,744	$522,900

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2014 that exceeded the balance insured by the FDIC by $287,183. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2014, we purchased 30% and 19% of total inventory purchases from two vendors.

During 2013, we purchased 30% and 18% of total inventory purchases from two vendors.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014, one of the Company’s customers (Amazon) represents 38% of the total accounts receivables.

Fair Value of Financial Instruments

At June 30, 2014, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $35,516 at June 30, 2014 and $16,709 at June 30, 2013. Advertising expense for the years ended June 30, 2014 and 2013 was $404,288 and $468,639, respectively.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $103,194 for the year ended June 30, 2014 and $104,806 for the year ended June 30, 2013.

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

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015.  The lease is on an escalating schedule with the final year on the lease at $34,358 per month.  The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2014 is $125,553.  Subsequent to June 30, 2014, the lease was extended until December 31, 2020 and the rent reduced from the current rent of $33,139 to $29,415 per month beginning December 1, 2014. The lease extension is on an escalating schedule with the final year on the lease at $35,123 per month. The rent expense under this lease for each of the years ended June 30, 2014 and 2013 was $323,722.

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2014	Year Ended June 30, 2013	% Change
Net Sales by Channel:
Direct	$6,015,303	$5,213,506	15%
Wholesale	$8,178,630	$7,758,126	5%
Other	$525,708	$873,877	-40%
Total Net Sales	$14,719,641	$13,845,509	6%

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2014%		June 30, 2013%		Change
Gross Profit by Channel:
Direct	$2,911,254	48%	$2,595,875	50%	11%
Wholesale	$1,364,034	17%	$1,548,197	20%	(12)%
Other	$(422,855)	(80)%	$(132,484)	(15)%	(219)%
Total Gross Profit	$3,852,433	26%	$4,011,588	29%	(5)%

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for annual periods ending after December 15, 2016. The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of fiscal 2018.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2014 and 2013, which consist of options, warrants, and convertible notes, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The total potential anti-dilutive securities as of June 30, 2014 and 2013 are as follows:

	2014	2013
Warrants	—	2,462,393
Stock options	4,270,500	3,583,500
Convertible debt	7,545,455	4,375,000
Total	11,815,955	10,420,893

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2014, we carried a valuation allowance of $2.5 million against our net deferred tax assets.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2014 or 2013.

NOTE E – INVENTORIES

All inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.

The Company’s inventories consist of the following components at June 30, 2014 and 2013:

	2014	2013
Raw materials	$561,405	$528,771
Work in Process	195,588	138,240
Finished Goods	614,839	742,692
	$1,371,832	$1,409,703

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 NOTE F – EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property and equipment at June 30, 2014 and 2013 consisted of the following:

	2014	2013	Estimated Useful Life
Factory equipment	$1,768,253	$1,693,993	2-10 years
Computer equipment and software	899,493	867,677	5-7 years
Office equipment and furniture	166,996	166,996	5-7 years
Leasehold improvements	343,120	343,120	10 years
Subtotal	3,177,862	3,071,786
Accumulated depreciation	(2,547,645)	(2,314,796)
Equipment and leasehold improvements, net	$630,217	$756,990

Depreciation expense was $232,849 and $176,946 for the years ended June 30, 2014 and 2013, respectively.

NOTE G - UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2014 and 2013 consisted of the following:

	2014	2013

Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 19, 2014. Personally guaranteed by principal stockholder.	$131,221	$—

Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing January 23, 2015. Personally guaranteed by principal stockholder.	150,274	—

Unsecured note payable for $130,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 3, 2015. Personally guaranteed by principal stockholder.	106,969	—

Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on October 31, 2014. Personally guaranteed by principal stockholder.	100,000	—

Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, matured December 6, 2013. Personally guaranteed by principal stockholder.	—	121,584

Unsecured note payable for $250,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, matured January 10, 2014. Personally guaranteed by principal stockholder.	—	140,784

Unsecured note payable for $130,000 to Hope Capital, Inc. with interest at 20%, principal and interest paid bi-weekly, matured April 4, 2014. Personally guaranteed by principal stockholder.	—	102,256

Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Personally guaranteed by principal stockholder.	100,000	100,000

Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 3, 2015 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	300,000	300,000

Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Personally guaranteed by principal stockholder.	200,000	200,000

Total unsecured notes payable	$1,088,464	$964,624
Less: current portion	(988,464)	(664,624)
Long-term unsecured notes payable	$100,000	$300,000

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE H - NOTES PAYABLE- RELATED PARTY

	2014	2013
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000

Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76,000	$76,000
Total unsecured notes payable	$116,000	$116,000
Less: current portion	(116,000)	(116,000)
Long-term unsecured notes payable	$—	$—

NOTE I – CONVERTIBLE NOTES PAYABLE – SHAREHOLDER

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. Effective August 15, 2013, the note was amended again to reduce the per share conversion price to $0.125 and extend the maturity date to August 15, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of June 30, 2014, the principle balance was $375,000 and accrued interest was $56,312. See Note Q – Subsequent Events.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital, Inc. with a face amount of $250,000. The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.055 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. As of June 30, 2014, the principle balance was $250,000 and the accrued interest was $36,205. See Note Q – Subsequent Events.

The principal payments required at maturity under the Company’s outstanding short term notes, short term related party notes and convertible notes payable at June 30, 2014 are as follows:

Fiscal Years Ending June 30,
2015	$1,729,464
2016	100,000
2017	—
2018	—
2019	—

Total	$1,829,464

NOTE J – CREDIT CARD ADVANCE

On October 4, 2012, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan was secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan called for a repayment of $448,000, which included a one-time finance charge of $48,000, approximately ten months after the funding date. On May 14, 2013, the loan was renewed for $400,000 and the remaining balance of $126,518 on the prior loan was repaid from the net proceeds of the renewal. At the time of the renewal, the Company had a balance of $14,400 in unamortized discount which was charged to interest expense during the fourth quarter. Terms of the renewal loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after May 14, 2013. This was accomplished by Credit Cash withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note N). As of June 30, 2013, the principle amount was $349,952, net of a discount of $38,400. This loan was repaid in full on March 14, 2014.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On May 23, 2014, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $460,000, which includes a one-time finance charge of $60,000, approximately ten months after the funding date. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,123 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note N). As of June 30, 2014, the principle amount is $365,542, net of a discount of $48,000.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2014, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator has provided its corporate guarantee of the credit facility (see Note N).  On June 30, 2014, the balance owed under this line of credit was $698,258.  On June 30, 2014, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE L – UNSECURED LINES OF CREDIT

The Company has drawn cash advances on two unsecured lines of credit that are in the name of the Company and Louis S. Friedman. The terms of these unsecured lines of credit call for monthly payments of principal and interest, with interest rates ranging from 7% to 18%. The aggregate amount owed on the two unsecured lines of credit was $1,002 at June 30, 2014 and $12,535 at June 30, 2013.

NOTE M – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2014 and 2013 is $125,553 and $193,156. Subsequent to June 30, 2014, the lease was extended until December 31, 2020 and the rent reduced from the current rent of $33,139 to $29,415 per month beginning December 1, 2014. The lease extension is on an escalating schedule with the final year on the lease at $35,123 per month. The rent expense under this lease for each of the years ended June 30, 2014 and 2013 was $323,722.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancelable operating leases at June 30, 2014 are as follows:

Year ending June 30,
2015	$264,628
2016	373,442
2017	381,131
2018	391,496
2019	403,242
Thereafter through 2020	626,077
Total minimum lease payments	$2,440,016

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $216,703. These assets are included in the fixed assets listed in Note F and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2014:

Year ending June 30,
2015	$46,004
2016	44,908
2017	30,863
2018	7,332
2019	—
Future Minimum Lease Payments	$129,107
Less Amount Representing Interest	(26,603)
Present Value of Minimum Lease Payments	102,504
Less Current Portion	(31,836)
Long-Term Obligations under Leases Payable	$70,668

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

NOTE N – RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the majority shareholder’s wife in the amount of $76,000. Interest on the note during the year ended June 30, 2013 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $2,470. The accrued interest on the note as of June 30, 2014 was $12,621. This note is subordinate to all other credit facilities currently in place.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. On August 15, 2013, the note was further amended to reduce the per share conversion price to $.125 and extend the maturity date to August 15, 2014. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of June 30, 2013, the principle balance was $375,000 and accrued interest was $56,312. See Note Q – Subsequent Events.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of June 30, 2013, the principle balance was $250,000 and the accrued interest was $28,705. See Note Q – Subsequent Events.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.25% on June 30, 2014) and totaled $1,300 for the year ended June 30, 2014. On February 21, 2014, one interest installment payment was made to Mr. Friedman in the amount of $4,184. The accrued interest on the note as of June 30, 2014 was $645. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015 with the principle due on maturity (see Note G). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note K – Line of Credit).  In addition, Liberator has provided its corporate guarantees of the credit facility.  On June 30, 2014, the balance owed under this line of credit was $698,258.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms (see Note G). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2015 with the principle due on maturity (see Note G). Mr. Friedman personally guaranteed the repayment of the loan obligation.

On December 10, 2012, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on December 6, 2013 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation.

On January 14, 2013, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 10, 2014 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation.

On April 5, 2013, the Company issued an unsecured promissory note to two individual shareholders for $130,000. Terms of the promissory note call for bi-weekly principal and interest payments of $5,536 with the note due in full on April 4, 2014 (see Note G). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 (see Note G). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On December 19, 2013, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on December 19, 2014 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation. See Note Q – Subsequent Events.

On January 24, 2014, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 23, 2015 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation. See Note Q – Subsequent Events.

On April 4, 2014, the Company issued an unsecured promissory note to two individual shareholders for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536 with the note due in full on April 3, 2015 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation. See Note Q – Subsequent Events.

The loan from Credit Cash (see Note J – Credit Card Advance) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

NOTE O – STOCKHOLDERS’ EQUITY

Options

As of June 30, 2014, the Company had one shareholder approved plan, the 2009 Stock Option Plan (the “Plan”), under which shares were available for equity based awards. Under the Plan, 5,000,000 shares of common stock are reserved for issuance until the Plan terminates on October 19, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock.  The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2014, there were 1,416,500 options available for grant under the Plan.

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

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	Twelve Months Ended June 30,
	2014	2013

Cost of Goods Sold	$14,082	$10,275
Other Selling and Marketing	7,297	8,186
General and Administrative	38,118	15,919
Total	$59,497	$34,380

Stock-based compensation expense recognized in the consolidated statements of operations for each of the twelve month period ended June 30, 2014 and 2013 is based on awards ultimately expected to vest.

A summary of option activity under the Company’s stock plan for the year ended June 30, 2014 and 2013 is presented below:

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 30, 2014
Outstanding at June 30, 2012	3,506,956	$.18	3.4 years	$—
Granted	2,894,000	$.06		$—
Exercised	—	$—		$—
Forfeited or Expired	(2,817,456)	$.16		$—
Outstanding at June 30, 2013	3,583,500	$.10	3.8 years	$—
Granted	2,026,000	$.05		$—
Exercised	—	$—		$—
Forfeited or Expired	(1,339,000)	$.09		$—
Outstanding at June 30, 2014	4,270,500	$.09	3.2 years	$—
Exercisable at June 30, 2014	1,437,625	$.12	2.6 years	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.03 for such day.  The total intrinsic value of stock options as of June 30, 2014 and 2013 was $0.

A summary of the Company’s non-vested options for the year ended June 30, 2014 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2013	2,860,750	$.04
Granted	2,026,000	.05
Vested	(859,875)	.09
Forfeited	(1,194,000)	.05
Non-vested at June 30, 2014	2,832,875	$.09

The weighted average grant-date fair value of stock options granted during fiscal years 2014 and 2013 were $172,537 and $217,600, respectively.  The total grant-date fair values of stock options that vested during fiscal years 2014 and 2013 were $39,346 and $20,147, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2014:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.06 to $.09	3,216,000	3.7	$.06	742,250	$.06
$.15 to $.16	852,500	2.1	$.16	493,375	$.16
$.25	202,000	0.3	$.25	202,000	$.25
Total stock options	4,270,500	3.2	$.09	1,437,625	$.12

The range of fair value assumptions related to options granted during the years ended June 30, 2014 and 2013 were as follows:

	2014	2013
Exercise Price:	$0.045 - 0.051	$0.06 - 0.10
Volatility:	231% to 251%	40% to 47%
Risk Free Rate:	0.99% to 1.04%	0.43% to 0.65%
Vesting Period:	Immediate to 4 years	4 years
Forfeiture Rate:	0%	25%
Expected Life	4.1 to 4.5 years	4.5 years
Dividend Rate	0%	0%

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014, total unrecognized stock-based compensation expense related to all unvested stock options was $96,816, which is expected to be expensed over a weighted average period of 2.2 years.

Share Purchase Warrants

As of June 30, 2014, there were no share purchase warrants outstanding:

The following table summarizes the continuity of the Company’s share purchase warrants:

	Shares	Weighted Average Exercise Price
Balance June 30, 2013	2,462,393	$.76
Issued	—	—
Expired	(2,462,393)	.76
Balance June 30, 2014	—	$—

 NOTE P – INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2014 and 2013, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2014 and 2013 are approximately as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$2,529,234	$2,360,009
Valuation allowance	(2,529,234)	(2,360,009)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 38% to pretax loss from continuing operations for the years ended June 30, 2014 and 2013 due to the following:

	2014	2013

Book loss from operations	$169,255	$109,509
Valuation (allowance)	(169,255)	(109,509)
Net tax benefit	$—	$—

At June 30, 2014, the Company had net operating loss (NOL) carryforwards of approximately $2.5million that may be offset against future taxable income. During 2014 and 2013, the total increase in the valuation allowance was $169,225 and $109,509, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2009 through 2014.

NOTE Q – SUBSEQUENT EVENTS

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month.

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 are 26 bi-weekly payments of principal and interest of $17,033.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2014, our CEO and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on our assessment, management believes that, as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the SEC that permits the Company to provide only management’s report in the Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2014, has not been audited by our auditors or any other independent registered accounting firm.

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

ITEM 9B.  Other Information

None.

PART III.

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The following table sets forth the officers and directors of Liberator, Inc. as of June 30, 2014.

Name	Age	Position
Louis S. Friedman	62	Chief Executive Officer, President, Director
Ronald P. Scott	59	Chief Financial Officer, Secretary, Director
Leslie S. Vogelman	62	Treasurer

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

 Committees

As of June 30, 2014, we have not established an audit committee or any other committee of the board of directors and, therefore, the responsibilities of such committees have been conducted by our board of directors as a whole.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2014.

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

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2014 and 2013 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2014	149,999	—	—	—	—	—	149,999
President, Chief Executive	2013	149,999	—	—	—	—	—	149,999
Officer and Chairman of the Board
Ronald P. Scott	2014	144,999	—	—	10,000	—	—	154,999
Chief Financial Officer, Secretary	2013	144,999	—	—	8,034	—	—	153,033
and Director

(1)		The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures. Refer to Note O of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards. See Grants of Plan-Based Awards table below.

Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending June 30, 2014 to each of our NEOs:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards ($)
Louis S. Friedman	—	—	—	—
Ronald P. Scott	8/10/2013	200,000	$0.05	$10,000

These awards were each granted from our 2009 Incentive Stock Option Plan, vest in four equal annual increments beginning August 10, 2014, and expire August 10, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2014, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers.

	Outstanding Equity Awards at June 30, 2014 Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	—	—	—	—		—	—
Ronald P. Scott	100,000	100,000	$.16	12/3/2016	(1)	—	—
	100,000	300,000	$.06	10/12/2017	(2)	—	—
	—	200,000	$.05	8/10/2018	(3)	—	—
(1)	The common stock option vests pro rata over a four-year period on each of December 3, 2012, December 3, 2013, December 3, 2014 and December 3, 2015.
(2)	The common stock option vests pro rata over a four-year period on each of October 12, 2013, October 12, 2014, October 12, 2015 and October 12, 2016.
(3)	The common stock option vests pro rata over a four-year period on each of August 10, 2014, August 10, 2015, August 10, 2016 and August 10, 2017.

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

Directors’ Compensation

For the fiscal years ended June 30, 2014 and 2013, our directors did not receive any compensation in their capacity as a director.

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

Applicable percentage ownership in the following table is based on 70,702,596 shares of common stock outstanding as of September 26, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 26, 2014, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Liberator, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	32,694,376	(1)	43.6%
Common	Ronald P. Scott	391,700	(2)	0.6%
Common	Leslie Vogelman	345,000	(3)	0.5%
Common	All directors and executive officers as a group (3 persons)	33,431,076		44.1%
5% Shareholders
Common	Hope Capital, Inc. (4)	5,378,001	(5)	7.6%

Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(6)	100.0%
Series A Convertible Preferred Stock	Ronald P. Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000		100.0%

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

(2)	Includes options to purchase 350,000 shares of Common Stock.

(3)	Includes options to purchase 345,000 shares of Common Stock.

(4)	This person’s address is 1 Linden Place, Suite 207, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.

(5)	Includes 5,378,001 shares of common stock.

(6)	Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 70.2 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note K – Line of Credit).  In addition, Liberator, Inc. has provided its corporate guarantees of the credit facility.  On June 30, 2014, the balance owed under this line of credit was $698,258.

The loan from Credit Cash (see Note J – Credit Card Advance) is guaranteed by the Company (including OneUp and Foam Labs) and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

The Company has a subordinated note payable to the majority shareholder’s wife in the amount of $76,000. Interest on the note during the year ended June 30, 2013 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $2,470. The accrued interest on the note as of June 30, 2014 was $12,621. This note is subordinate to all other credit facilities currently in place.

On June 24, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $375,000. Hope Capital is a shareholder of the Company and was the majority shareholder of the Company before the merger with OneUp Innovations.  The note was convertible, at the holder’s option or the Company’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of August 15, 2012. Effective August 15, 2012, the note was amended to reduce the per share conversion price to $0.20 and extend the maturity date to August 15, 2013. On August 15, 2013, the note was further amended to reduce the per share conversion price to $.125 and extend the maturity date to August 15, 2014. Upon maturity, the Company has the option to either repay the note plus accrued interest in cash or issue the equivalent number of shares of common stock at $.125 per share, unless such conversion would force the holders’ total ownership of common stock of the Company to exceed 9.9% of the total shares outstanding. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of June 30, 2013, the principle balance was $375,000 and accrued interest was $56,312. See Note Q – Subsequent Events in the Notes to Consolidated Financial Statements.

On September 2, 2009, the Company issued a 3% convertible note payable to Hope Capital with a face amount of $250,000.  The note was convertible, at the holder’s option, into common stock at $.25 per share and could be converted at any time prior to the maturity date of September 2, 2012. Effective September 2, 2012, the note was amended to reduce the per share conversion price to $0.10 and extend the maturity date to September 2, 2013. Effective September 2, 2013, the note was amended again to reduce the per share conversion price to $0.055 and extend the maturity date to September 2, 2014. There was no beneficial conversion on the date of amendment as the face value was equal to the conversion price. As of June 30, 2013, the principle balance was $250,000 and the accrued interest was $28,705. See Note Q – Subsequent Events in the Notes to Consolidated Financial Statements.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.25% on June 30, 2014) and totaled $1,300 for the year ended June 30, 2014. On February 21, 2014, one interest installment payment was made to Mr. Friedman in the amount of $4,184. The accrued interest on the note as of June 30, 2014 was $645. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015 with the principle due on maturity (see Note G). Mr. Friedman personally guaranteed the repayment of the loan obligation.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms (see Note G). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2015 with the principle due on maturity (see Note G). Mr. Friedman personally guaranteed the repayment of the loan obligation.

On December 10, 2012, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on December 6, 2013 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation.

On January 14, 2013, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 10, 2014 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation.

On April 5, 2013, the Company issued an unsecured promissory note to two individual shareholders for $130,000. Terms of the promissory note call for bi-weekly principal and interest payments of $5,536 with the note due in full on April 4, 2014 (see Note G). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 (see Note G). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On December 19, 2013, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on December 19, 2014 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation. See Note Q – Subsequent Events in the Notes to Consolidated Financial Statements.

On January 24, 2014, the Company issued an unsecured promissory note to two individual shareholders for $250,000. Terms of the note call for bi-weekly principal and interest payments of $10,646 with the note due in full on January 23, 2015 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation. See Note Q – Subsequent Events in the Notes to Consolidated Financial Statements.

On April 4, 2014, the Company issued an unsecured promissory note to two individual shareholders for $130,000. Terms of the note call for bi-weekly principal and interest payments of $5,536 with the note due in full on April 3, 2015 (see Note G). Mr. Friedman has personally guaranteed the repayment of the loan obligation. See Note Q – Subsequent Events in the Notes to Consolidated Financial Statements.

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

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2014	2013
Audit Fees (1)	$41,500	$41,500
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

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

PART IV.

ITEM 15.      Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2014 and 2013 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Liberator, Inc., and the majority shareholder of Liberator, Inc., dated as of October 19, 2009 (2)
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009 (3)
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to the Articles of Incorporation (4)
3.4	Articles of Amendment to the Articles of Incorporation, effective February 28, 2011 (5)
4.1	3% Convertible Note Due August 15, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on June 24, 2009 (3)
4.2	3% Convertible Note Due September 2, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on September 2, 2009 (3)
4.3	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc. (4)
4.4	Second Amendment to 3% Convertible Note originally due August 15, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on June 24, 2009 (10)
4.5	Second Amendment to 3% Convertible Note originally due September 2, 2012 issued by Liberator, Inc. to Hope Capital, Inc. on September 2, 2009(11)
4.6	3% Promissory Note issued September 5, 2014 (12)
10.1	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (3)
10.2	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (3)
10.3	Exclusive Distribution Agreement between OneUp Innovations, Inc. and TENGA Co., Ltd., dated December 12, 2012 (9)
10.4	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011 (7)
10.5	Guarantee between Liberator, Inc. and Advance Financial Corporation, dated May 24, 2011 (7)
10.6	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011(7)
10.7	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011(7)
10.8	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013 (11)
10.9	Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated November 4, 2010 (6)
10.10	Advance Schedule No. 3 to Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated October 4, 2012 (8)
10.11	Advance Schedule No. 4 to Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated May 14, 2013 (11)
10.12	First Amendment to Lease dated July 23, 2014 by and between Bedford Realty Company, LLC and OneUp Innovations, Inc. *

Exhibit No.	Description
21.1	Subsidiaries *
23.1	Consent of Liggett, Vogt & Webb P.A., independent registered public accounting firm *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *
101.1	The following financial information from the Company’s annual report on Form 10-K for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of June 30, 2014 and 2013; (ii) Consolidated Statements of Operations for the Twelve Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Stockholders Equity for the Twelve Months Ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Twelve Months Ended June 30 2014 and 2013; and (v) Notes to Consolidated Financial Statements. **

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

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2)	Filed on October 22, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on March 24, 2010 as an exhibit to Amendment No. 1 to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on February 23, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on March 3, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on November 9, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on October 12, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(8)	Filed on October 11, 2012 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(9)	Filed on February 8, 2013 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.
(10)	Filed on August 15, 2013 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.
(11)	Filed on September 30, 2013 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(12)	Filed on September 5, 2014 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.

Date: September 29, 2014	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	September 29, 2014
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	September 29, 2014
Ronald P. Scott