Form 10-Q
period 2014-09-30
Liberator, Inc.
filed 2014-11-18
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission File Number: 000-53314

Liberator, Inc.

(Exact name of registrant as specified in this charter)

Florida	59-3581576
(State of incorporation)	(I.R.S. Employer Identification No.)

2745 Bankers Industrial Drive, Atlanta, Georgia 30360

(Address of principal executive offices and zip code)

Company's telephone number: (770) 246-6400

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

As of November 14, 2014 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2014 (unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$629,736	$592,501
Accounts receivable, net	734,187	615,744
Inventories, net	1,294,121	1,371,832
Prepaid expenses	100,764	97,558
Total current assets	2,758,808	2,677,635
Equipment and leasehold improvements, net	576,524	630,217
Other assets	2,996	2,996
Total assets	$3,338,328	$3,310,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,711,931	$1,651,152
Accrued compensation	310,488	213,444
Accrued expenses and interest	94,746	216,386
Line of credit	779,907	698,258
Current portion of term note payable - shareholder	93,141	—
Unsecured lines of credit	—	1,002
Current portion of leases payable	32,315	31,836
Current portion of deferred rent payable	48,333	81,263
Merchant cash advance (net of discount)	243,420	365,542
Short-term unsecured notes payable	971,980	988,464
Notes payable - related party	116,000	116,000
Total current liabilities	4,402,261	4,363,347
Long-term liabilities:
Leases payable	62,090	70,668
Deferred rent payable	132,860	44,290
Unsecured note payable	100,000	100,000
Term note payable - shareholder	606,859	—
Convertible notes payable - shareholder	—	625,000
Total liabilities	5,304,070	5,203,305
Commitments and contingencies (note 13)	—	—

Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of September 30, 2014 and June 30, 2014	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at September 30, 2014 and at June 30, 2014	707,026	707,026
Additional paid-in capital	5,834,867	5,823,828
Accumulated deficit	(8,508,065)	(8,423,741)
Total stockholders’ deficit	(1,965,742)	(1,892,457)
Total liabilities and stockholders’ deficit	$3,338,328	$3,310,848

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2014	2013

Net Sales	$3,575,348	$3,343,717
Cost of goods sold	2,664,144	2,289,650
Gross profit	911,204	1,054,067
Operating expenses:
Advertising and promotion	89,663	85,827
Other selling and marketing	312,999	399,794
General and administrative	448,449	429,866
Depreciation and amortization	55,131	57,849
Total operating expenses	906,242	973,336
Operating income	4,962	80,731
Other income (expense):
Interest income	141	62
Interest (expense) and financing costs	(89,427)	(107,735)
Total other income (expense)	(89,286)	(107,673)
Loss from operations before income taxes	(84,324)	(26,942)
Provision for income taxes	—	—
Net loss	$(84,324)	$(26,942)
Net loss per share:
Basic and diluted loss per common shares	$(0.00)	$(0.00)
Weighted-average common shares outstanding:
Basic and diluted weighted average common and common equivalent shares outstanding	70,702,596	70,702,596

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(84,324)	$(26,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,131	57,849
Stock based compensation expense	11,039	24,327
Provision for bad debt	4,120	2,435
Deferred rent payable	55,640	(15,494)
Changes in operating assets and liabilities:
Accounts receivable	(122,563)	(139,825)
Inventories	77,711	72,166
Prepaid expenses and other assets	(3,206)	5,761
Accounts payable	60,779	6,017
Accrued compensation	97,044	94,050
Accrued expenses and interest	(46,640)	(46,859)
Net cash provided by operating activities	104,731	33,485
INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(1,438)	(6,438)
Net cash used in investing activities	(1,438)	(6,438)

FINANCING ACTIVITIES:
Net cash provided by line of credit	81,649	164,965
Net repayment of credit card cash advance	(122,122)	(124,564)
Repayment of unsecured line of credit	(1,002)	(4,629)
Net repayment of short-term debt	(16,484)	(157,104)
Principal payments on capital leases	(8,099)	(10,229)
Net cash used in financing activities	(66,058)	(131,561)

Net increase (decrease) in cash and cash equivalents	37,235	(104,514)
Cash and cash equivalents at beginning of period	592,501	397,860
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$629,736	$293,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Additions to capital leases	$—	$30,979
Exchange of convertible note payable and accrued interest for term note payable	$700,000	$—
Cash paid during the period for:
Interest	$105,623	$100,862
Income taxes	$—	$—

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Liberator, Inc. (the “Company” or “Liberator”) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”).

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company has also become an online retailer of products for the sexual wellness market.  The Company’s sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no particular concentration of credit risk in one economic sector.  For the three months ending September 30, 2014, sales to and through Amazon accounted for 25% of our net sales. Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third quarters.

The accompanying unaudited condensed consolidated interim financial statements of Liberator, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Liberator") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Going Concern - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of September 30, 2014, the Company has an accumulated deficit of $8,508,065 and a working capital deficit of $1,643,453. This raises substantial doubt about to its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation for the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic Direct sales. We estimate that the operational growth plans we have identified will require approximately $250,000 of funding. We expect to invest approximately $150,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

We plan to finance the required $250,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we will seek to obtain through equity and debt financings.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2014 filed on September 29, 2014.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of September 30, 2014 and June 30, 2014.

	September 30, 2014	June 30, 2014
Accounts receivable	$757,116	$634,553
Allowance for doubtful accounts	(13,196)	(9,076)
Allowance for discounts and returns	(9,733)	(9,733)
Total accounts receivable, net	$734,187	$615,744

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at September 30, 2014 that exceeded the balance insured by the FDIC by $329,641.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three month ended September 30, 2014, we purchased 41% and 15% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2014, we purchased 30% and 19% of total inventory purchases from two vendors.

As of September 30, 2014 one of the Company’s customers represents 46% of the total accounts receivables.

Fair Value of Financial and Derivative Instruments

At September 30, 2014, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $25,892 at September 30, 2014 and $35,516 at June 30, 2014. Advertising expense for the three months ended September 30, 2014 and 2013 was $89,663 and $85,827, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $27,094 and $23,754 for the three months ended September 30, 2014 and 2013, respectively. Research and development costs are included in general and administrative expense.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated service lives for financial reporting purposes of 2-10 years.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2014.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2014 and 2013 was $88,779 and $80,931, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 13 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our two e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to retailers, e-merchants (including Amazon) and distributors, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months ending September 30, 2014, sales to and through Amazon accounted for 25% of our net sales.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)
	September 30, 2014	September 30, 2013
Net Sales:
Direct	$1,252,720	$1,351,487
Wholesale	2,209,610	1,857,908
Other	113,018	134,322
Total Net Sales	$3,575,348	$3,343,717

Gross Profit:
Direct	$557,136	$664,005
Wholesale	431,309	474,614
Other	(77,241)	(84,552)
Total Gross Profit	$911,204	$1,054,067

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company’s condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the condensed consolidated financial statements.

All other newly issued accounting pronouncements (but not yet effective) have been deemed either immaterial or not applicable.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of September 30, 2014 and 2013, which consist of options, warrants, and convertible notes, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect:

	September 30,
	2014	2013
Common stock options	4,110,500	4,966,500
Common stock warrants	—	2,462,393
Convertible preferred stock	4,300,000	4,300,000
Convertible notes	—	7,545,455
Total	8,410,500	19,274,348

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

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

NOTE 3. STOCK-BASED COMPENSATION

Options

At September 30, 2014, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2014, the number of shares available for issuance under the Plan was 889,500.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2014:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2014	4,270,500	3.2	$.09	$—
Granted	—	—	$—	$—
Exercised	—	—	$—	$—
Forfeited or expired	(160,000)	3.7	$.07	$—
Options outstanding as of September 30, 2014	4,110,500	4.0	$.09	$—
Options exercisable as of September 30, 2014	1,702,375	2.0	$.11	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.0242 for such day.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

There were no stock options granted during the three months ended September 30, 2014 and 1,726,000 stock options granted during the three months ended September 30, 2013. The value assumptions related to options granted during the three months ended September 30, 2013 were as follows:

Three Months Ended September 30, 2013
Exercise Price:	$.051
Volatility:	251%
Risk Free Rate:	.99%
Vesting Period:	4 years
Forfeiture Rate:	0%
Expected Life	4.5 years
Dividend Rate	0%

The following table summarizes the weighted average characteristics of outstanding stock options as of

September 30, 2014:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.05 to .09	3,076,000	3.5	$.06	1,019,000	$.06
$.15 to .16	832,500	1.9	$.16	481,375	$.16
$.25	202,000.1		$.25	202,000	$.25
Total stock options	4,110,500	3.0	$.09	1,702,375	$.11

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month period ended September 30, 2014 and 2013 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended September 30,
	2014	2013
Cost of Goods Sold	$3,207	$4,600
Other Selling and Marketing	1,424	2,227
General and Administrative	6,408	17,500
Total Stock-based Compensation Expense	$11,039	$24,327

 As of September 30, 2014, the Company’s total unrecognized compensation cost was $59,686, which will be recognized over the weighted average vesting period of two years.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2014	June 30, 2014
Raw materials	451,859	561,405
Work in process	161,277	195,588
Finished goods	680,985	614,839
Inventories, net	$1,294,121	$1,371,832

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	September 30, 2014	June 30, 2014	Estimated Useful Life
Factory Equipment	$1,768,253	$1,768,253	2-10 years
Computer Equipment and Software	900,931	899,493	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	343,120	343,120	10 years
Subtotal	3,179,300	3,177,862
Accumulated Depreciation	(2,602,776)	(2,547,645)
Total equipment and leasehold improvements, net	$576,524	$630,217

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2014.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 6. UNSECURED NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2014	June 30, 2014
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 19, 2014. Personally guaranteed by principal stockholder.	—	$131,221
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing January 23, 2015. Personally guaranteed by principal stockholder.	—	150,274
Unsecured note payable for $130,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 3, 2015. Personally guaranteed by principal stockholder.	—	106,969
Unsecured note payable for $400,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 28, 2015. Personally guaranteed by principal stockholder.	371,980	—
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2015 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal originally due in full on July 31, 2013. The due date on this note was extended by the holder to July 31, 2015. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 3, 2015 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was originally due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Personally guaranteed by principal stockholder.	200,000	200,000
Total unsecured notes payable	1,071,980	1,088,464
Less: current portion	(971,980)	(988,464)
Long-term unsecured notes payable	$100,000	$100,000

NOTE 7. SHORT TERM NOTES PAYABLE-RELATED PARTY

	September 30, 2014	June 30, 2014
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76,000	$76,000
Total unsecured notes payable	$116,000	$116,000
Less: current portion	(116,000)	(116,000)
Long-term unsecured notes payable	$—	$—

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator has provided its corporate guarantee of the credit facility (see Note 12).  On September 30, 2014, the balance owed under this line of credit was $779,907.  On September 30, 2014, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 9. CREDIT CARD ADVANCE

On May 23, 2014, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $460,000, which includes a one-time finance charge of $60,000, approximately ten months after the funding date. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,123 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 12). As of September 30, 2014, the principle amount was $243,420, net of a discount of $30,000. As of June 30, 2014, the principle amount was $365,542, net of a discount of $48,000.

NOTE 10. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at September 30, 2014 and June 30, 2014.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2014, the Company had reserved the following shares of common stock for issuance:

September 30,
2014
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	9,300,000

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

NOTE 12. RELATED PARTIES

The Company has a subordinated note payable to the wife of the Company’s CEO and majority shareholder in the amount of $76,000 (see Note 7). Interest on the note during the three months ended September 30, 2014 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $623. The accrued interest on the note as of September 30, 2014 was $13,244. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, the Company’s CEO, Louis Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.25% on September 30, 2014) and totaled $1,300 for the year ended June 30, 2014 (see Note 7). On February 21, 2014, one interest installment payment was made to Mr. Friedman in the amount of $4,184. The accrued interest on the note as of September 30, 2014 was $972. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015 with interest payable monthly and principle due on maturity (see Note 6). Louis Friedman, the Company’s CEO, personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8).  In addition, Liberator has provided its corporate guarantees of the credit facility.  On September 30, 2014, the balance owed under this line of credit was $779,907.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms (see Note 6). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

 On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Prior to October 31, 2014, the note was extended to October 31, 2015 under the same terms (see Note 6). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The loan from Credit Cash (see Note 9) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 are 26 bi-weekly payments of principal and interest of $17,033 (see Note 6). The note is due on or before August 28, 2015.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2014 and 2013 was $88,779 and $80,931, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at September 30, 2014 are as follows:

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)

Year ending June 30,
2015 (nine months)	$226,416
2016	373,442
2017	381,131
2018	391,496
2019	403,241
Thereafter through 2020	626,077
Total minimum lease payments	$2,401,803

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

The following is an analysis of the minimum future lease payments subsequent to September 30, 2014:

Year ending June 30,
2015 (nine months)	$34,119
2016	44,908
2017	30,863
2018	7,332
2019	—
Future Minimum Lease Payments	$117,222
Less Amount Representing Interest	(22,817)
Present Value of Minimum Lease Payments	94,405
Less Current Portion	(32,315)
Long-Term Obligations under Leases Payable	$62,090

 Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

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

	Three Months Ended
	(unaudited)
	September 30, 2014	September 30, 2013
Net Sales	100.0%	100.0%
Cost Of Goods Sold	74.5%	68.5%
Gross Margin	25.5%	31.5%
Selling, General and Administrative Expenses	25.3%	29.1%
Income From Operations	.2%	2.4%

  The following table represents percentage of net sales by product type:

	Three Months Ended (unaudited)
	September 30, 2014	September 30, 2013
Net Sales:
Liberator	47%	44%
Jaxx	11%	12%
Resale	37%	33%
Other	5%	11%
Total Net Sales	100%	100%

Liberator- Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to distributors and retailers as well as directly through our e-commerce sites and single retail store. Net sales of Liberator products increased 16% during the three month period ended September 30, 2014 from the comparable year earlier period and accounted for 47% of total net sales. This increase is primarily related to higher sales of our Liberator retail-packaged products. As a result, the gross profit on sales of Liberator products only increased by 5% from the comparable prior year period.

Jaxx- Jaxx products are casual and contemporary furniture products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales decreased 5% during the three month period ended September 30, 2014 compared to the prior year period and accounted for 11% of total net sales. This decrease is primarily due to a decrease in sales through our JaxxLiving website which also resulted in a corresponding decrease in gross profit.

Resale- Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Net sales of resale products increased 20% during the three month period ending September 30, 2014 from the comparable prior year period and accounted for 37% of total net sales. Sales of Tenga products accounted for approximately 25% and 23% in each of the three month periods ended September 30, 2014 and 2013, respectively, and approximately 15% and 16% of the gross profit in those same periods, respectively.

Other- Other products include sales from contract manufacturing and fulfillment services. Net sales of these products and services during the three month period ended September 30, 2014 decreased 52% compared to the three month periods in the prior year and accounted for 5% of total net sales. This decrease is due to a decrease in the number of contract manufacturing projects and fulfillment contracts during fiscal year 2015 from the prior fiscal year. Contract manufacturing projects are typically short-term in nature and there can be no assurance that such projects will either continue or increase in future periods.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net sales. The company recorded net sales for the three months ended September 30, 2014 of $3,575,348, an increase from the comparable prior year period by $231,631, or 7%.  The increase in net sales was primarily due to higher sales of Liberator products through the Wholesale channel. The Wholesale channel includes Liberator branded products sold to retailers, e-merchants (including Amazon) and distributors, non-Liberator products sold to retailers, and private label items sold to other resellers. Sales through the Direct channel, which includes Liberator.com and JaxxLiving.com, decreased by 9% during the three months ended September 30, 2014 from the comparable year earlier period and represented 35% of total net sales. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel decreased 16% to $113,017 in the three months ended September 30, 2014, primarily as a result of lower shipping and handling charges on sales through the Direct channel.  We expect Other revenue to continue to decline in future periods as “free” or reduced-cost shipping and handling becomes a growing trend in the e-commerce industry.

Gross profit. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit decreased to $911,204 for the three months ended September 30, 2014 from $1,054,067 in the comparable prior year period (a decrease of 15%) and primarily resulted from the decrease in gross profit from the Direct sales channels, which was partially offset by an increase in gross profit from the Wholesale channel.

Operating expenses. Total operating expenses for the three months ended September 30, 2014 were 25% of net sales, or $906,242 compared to 29% of net sales, or $973,336, for the same period in the prior year.  The slight decrease in operating expenses was primarily the result of lower selling and marketing expense, offset in part by higher general and administrative expense. Other selling and marketing expense decreased by $86,795, primarily as a result of lower personnel related costs and lower website-related expenses. General and administrative expense increased by $18,583 from the prior year quarter, primarily as a result of higher property taxes and higher computer software costs.

Other income (expense). Other income (expense) during the first quarter decreased from expense of ($107,673) in fiscal 2014 to expense of ($89,286) in fiscal 2015. Interest expense decreased from $107,735 in the prior year first quarter to $89,427 in the current year quarter as a result of refinancing the convertible notes to term notes and the forgiveness of interest totaling $20,702.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
	2014	2013
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$104,731	$33,485
Cash used in investing activities	(1,438)	(6,438)
Cash used in financing activities	$(66,058)	$(131,561)

As of September 30, 2014, our cash and cash equivalents totaled $629,736, compared to $293,346 in cash and cash equivalents as of September 30, 2013.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net loss adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $104,731 in the three months ended September 30, 2014 compared to cash provided by operating activities of $33,485 in the three months ended September 30, 2013.  The primary reasons for the increase in cash provided by operating activities was the increase in operating liabilities and the increase in deferred rent payable, offset in part by the increased net loss.

Investing Activities

Cash used in investing activities in the three month periods ended September 30, 2014 and 2013 was $1,438 and $6,438, respectively and related to the purchase of incidental office and production equipment.

Financing Activities

Cash used in financing activities in the three months ended September 30, 2014 of $66,058 was primarily attributable to the repayment of debt obligations, partially offset by borrowings under the line of credit.

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

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We had a net loss of $84,324 for the three months ended September 30, 2014 and a net loss of $376,056 for the year ended June 30, 2014. As of September 30, 2014, we have an accumulated deficit of $8,508,065 and a working capital deficit of $1,643,453.

`

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation in the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic sales. We estimate that the operational growth plans we have identified will require approximately $250,000 of funding, primarily for working capital. We expect to invest approximately $150,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet, and on cable television. We will also be exploring the opportunity to acquire other compatible and related businesses.

We plan to finance the required $250,000 with a combination of anticipated cash flows from operations over the next twelve months as well as cash on hand and cash we are able to obtain through equity and debt financings.

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2014 to be under $200,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our production capabilities and capacity.

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

At September 30, 2014, we had $779,907 outstanding on our line of credit, compared to an outstanding balance of $698,258 on our line of credit at June 30, 2014.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013
Net loss	$(84,324)	$(26,942)
Less interest income	(141)	(62)
Plus interest expense	89,427	107,735
Plus depreciation and amortization expense	55,131	57,849
Plus stock-based compensation	11,039	24,327
Adjusted EBITDA income	$71,132	$162,907

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, amortization of debt issuance costs and stock-based compensation expense. We have excluded the non-operating item, amortization of debt issuance costs, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and stock-based compensation expense.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 6.                        EXHIBITS

The following exhibits are furnished with this report:

Exh. No.	Description

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

November 17, 2014	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 17, 2014	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)