Form 10-Q
period 2014-12-31
Liberator, Inc.
filed 2015-02-13
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 13, 2015 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At December 31, 2014 (unaudited) and June 30, 2014	3

	Condensed Consolidated Statements of Operations –
	For the Three and Six Months Ended December 31, 2014 and December 31, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	For the Six Months Ended December 31, 2014 and December 31, 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	24

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Mine Safety Disclosures	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

SIGNATURES		26

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2014 (unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$589,492	$592,501
Accounts receivable, net	1,069,059	615,744
Inventories, net	1,386,457	1,371,832
Prepaid expenses	86,557	97,558
Total current assets	3,131,565	2,677,635

Equipment and leasehold improvements, net	557,807	630,217
Other assets	2,996	2,996
Total assets	$3,692,368	$3,310,848
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,936,174	$1,651,152
Accrued compensation	296,171	213,444
Accrued expenses and interest	145,407	216,386
Line of credit	815,525	698,258
Current portion of term note payable - shareholder	98,084	—
Unsecured lines of credit	—	1,002
Current portion of leases payable	41,252	31,836
Current portion of deferred rent payable	11,091	81,263
Merchant cash advance (net of discount)	119,174	365,542
Short-term unsecured notes payable	685,297	988,464
Notes payable - related party	116,000	116,000
Total current liabilities	4,264,175	4,363,347
Long-term liabilities:
Leases payable	80,560	70,668
Deferred rent payable	225,750	44,290
Unsecured note payable	300,000	100,000
Term note payable - shareholder	578,892	—
Convertible notes payable - shareholder	—	625,000
Total liabilities	5,449,377	5,203,305
Commitments and contingencies (note 13)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of December 31, 2014 and June 30, 2014	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at December 31, 2014 and at June 30, 2014	707,026	707,026
Additional paid-in capital	5,845,974	5,823,828
Accumulated deficit	(8,310,439)	(8,423,741)
Total stockholders’ deficit	(1,757,009)	(1,892,457)
Total liabilities and stockholders’ deficit	$3,692,368	$3,310,848

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net Sales	$4,299,916	$4,217,534	$7,875,263	$7,490,228
Cost of goods sold	3,048,096	3,035,481	5,712,240	5,314,329
Gross profit	1,251,820	1,182,053	2,163,023	2,175,899
Operating expenses
Advertising and promotion	118,909	126,800	208,572	212,627
Other selling and marketing	302,727	324,109	615,726	663,682
General and administrative	464,301	487,491	912,748	917,357
Depreciation and amortization	58,804	57,121	113,935	114,970
Total operating expenses	944,741	995,521	1,850,981	1,908,636
Income from operations	307,079	186,532	312,042	267,263
Other Income (Expense):
Interest income	96	50	237	112
Interest (expense) and financing costs	(109,550)	(91,470)	(198,977)	(199,205)
Total Other (Expense)	(109,454)	(91,420)	(198,740)	(199,093)
Income before income taxes	197,625	95,112	113,302	68,170
Provision for income taxes	—	—	—	—
Net income	$197,625	$95,112	$113,302	$68,170
Net income per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Shares used in computing net income per share
Basic	70,702,596	70,702,596	70,702,596	70,702,596
Diluted	70,702,596	70,702,596	70,702,596	70,702,596

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$113,302	$68,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,935	114,970
Stock based compensation expense	22,146	35,713
Provision for bad debt	6,827	1,523
Deferred rent payable	148,638	(30,989)
Changes in operating assets and liabilities:
Accounts receivable	(460,142)	(340,445)
Inventories	(14,625)	79,056
Prepaid expenses and other assets	11,001	(9,290)
Accounts payable	285,022	141,283
Accrued compensation	82,727	38,559
Accrued expenses and interest	4,021	(20,047)
Net cash provided by operating activities	312,852	78,503

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(41,525)	(12,385)
Net cash used in investing activities	(41,525)	(12,385)

FINANCING ACTIVITIES:
Net cash provided by line of credit	117,267	530,722
Repayment of term note - shareholder	(23,024)	—
Net (repayment) borrowing of credit card cash advance	(246,368)	(247,053)
Repayment of unsecured line of credit	(1,002)	(8,076)
Net proceeds (repayment) of short-term debt	(103,167)	33,524
Principal payments on equipment note payable and capital leases	(18,042)	(17,271)
Net cash (used in) provided by financing activities	(274,336)	291,846

Net increase (decrease) in cash and cash equivalents	(3,009)	357,964
Cash and cash equivalents at beginning of period	592,501	397,860
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$589,492	$755,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Additions to capital leases	$37,350	$30,979
Cash paid during the period for:
Interest	$214,239	$185,988
Income taxes	$—	$—

See accompanying notes to unaudited interim financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Liberator, Inc. (the “Company” or “Liberator”) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”).

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company has also become an online retailer of products for the sexual wellness market.  The Company’s sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no particular concentration of credit risk in one economic sector.  For the three months and six months ended December 31, 2014, sales to and through Amazon accounted for 15% and 16% of our total sales, respectively. Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third quarters.

The accompanying unaudited condensed consolidated interim financial statements of Liberator, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Liberator") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 30, 2014 are not necessarily indicative of the results to be expected for the entire year. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Going Concern - The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of December 31, 2014, the Company has an accumulated deficit of $8,310,439 and a working capital deficit of $1,132,610. This raises substantial doubt about to its ability to continue as a going concern.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of December 31, 2014 and June 30, 2014.

	December 31, 2014	June 30, 2014
Accounts receivable	$1,117,713	$634,553
Allowance for doubtful accounts	(15,903)	(9,076)
Allowance for discounts and returns	(32,751)	(9,733)
Total accounts receivable, net	$1,069,059	$615,744

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at December 31, 2014 that exceeded the balance insured by the FDIC by $339,706.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the six months ended December 31, 2014, we purchased 34% and 17% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2014, we purchased 30% and 19% of total inventory purchases from two vendors.

As of December 31, 2014, one of the Company’s customers represents 34% of the total accounts receivables and another customer represents 14% of the total accounts receivable.

Fair Value of Financial and Derivative Instruments

At December 31, 2014, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $15,943 at December 31, 2014 and $35,516 at June 30, 2014. Advertising expense for the three months ended December 31, 2014 and 2013 was $118,909 and $126,800, respectively. Advertising expense for the six months ended December 31, 2014 and 2013 was $208,572 and $212,627, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $30,481 and $26,958 for the three months ended December 31, 2014 and 2013, respectively. Expenses for new product development totaled $57,575 and $50,712 for the six months ended December 31, 2014 and 2013, respectively. Research and development costs are included in general and administrative expense.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2014.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2014, the Company has completed $40,087 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the six months ended December 31, 2014 and 2013 was $173,843 and $161,861, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 13 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our four e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to retailers, e-merchants (including Amazon) and distributors, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months and six months ended December 31, 2014, sales to and through Amazon accounted for 15% and 16% of our total sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net Sales:
Direct	$1,439,702	$1,820,242	$2,692,422	$3,171,729
Wholesale	2,743,455	2,245,805	4,953,065	4,032,690
Other	116,759	151,487	229,776	285,809
Total Net Sales	$4,299,916	$4,217,534	$7,875,263	$7,490,228

Gross Margin:
Direct	$694,288	$900,914	$1,251,424	$1,564,919
Wholesale	665,760	384,691	1,097,069	799,084
Other	(108,228)	(103,552)	(185,470)	(188,104)
Total Gross Margin	$1,251,820	$1,182,053	$2,163,023	$2,175,899

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

Recently Adopted Accounting Pronouncements

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the condensed consolidated financial statements.

Net Income Per Share

Basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using The Treasury Stock Method.  Common stock equivalents were excluded from the calculation of dilutive income per share as the effect was anti-dilutive.

	December 31,
	2014	2013
Common stock options	4,108,500	4,986,500
Common stock warrants	—	2,462,393
Convertible preferred stock	4,300,000	4,300,000
Convertible notes	—	7,545,455
Total	8,408,500	19,294,348

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

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

NOTE 3. STOCK-BASED COMPENSATION

Options

At December 31, 2014, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2014, the number of shares available for issuance under the Plan was 891,500.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2014:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2014	4,270,500	3.2	$.09	$—
Granted	250,000	4.8	$.03	$—
Exercised	—	—	$—	$—
Forfeited or expired	(412,000)	2.4	$.07	$—
Options outstanding as of December 31, 2014	4,108,500	4.0	$.09	$—
Options exercisable as of December 31, 2014	2,074,500	2.2	$.09	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.018 for such day.

There were 250,000 stock options granted during the six months ended December 31, 2014 and 2,026,000 stock options granted during the six months ended December 31, 2013. The value assumptions related to options granted during the six months ended December 31, 2014 and 2013, respectively, were as follows:

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Exercise Price:	$.03	$.045 - $.051
Volatility:	259%	231% - 251%
Risk Free Rate:	1.09% - 1.11%	.99% - 1.04%
Vesting Period:	4 years	Immediate to 4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1-4.5 years
Dividend Rate	0%	0%

The following table summarizes the weighted average characteristics of outstanding stock options as of

December 31, 2014:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.05 to .09	3,281,000	3.0	$.053	1,388,750	$.058
$.15 to .16	827,500	1.6	$.157	685,750	$.16
$.20 to $.25	—	—	$—	—	$—
Total stock options	4,108,500	2.7	$.07	2,074,500	$.09

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the six month period ended December 31, 2014 and 2013 are based on awards ultimately expected to vest.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Cost of Goods Sold	$3,124	$3,106	$6,331	$7,705
Other Selling and Marketing	1,551	1,723	2,975	3,951
General and Administrative	6,432	6,557	12,840	24,057
Total Stock-based Compensation Expense	$11,107	$11,386	$22,146	$35,713

As of December 31, 2014, the Company’s total unrecognized compensation cost was $50,620, which will be recognized over the weighted average vesting period of 1.8 years.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2014	June 30, 2014
Raw materials	$473,217	$561,405
Work in process	156,020	195,588
Finished goods	757,220	614,839
Inventories, net	$1,386,457	$1,371,832

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	December 31, 2014	June 30, 2014	Estimated Useful Life
Factory Equipment	$1,768,253	$1,768,253	2-10 years
Computer Equipment and Software	900,931	899,493	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	383,207	343,120	10 years
Subtotal	3,219,387	3,177,862
Accumulated Depreciation	(2,661,580)	(2,547,645)
Total equipment and leasehold improvements, net	$557,807	$630,217

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2014.

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2014	June 30, 2014
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 19, 2014. This note was repaid in full on August 28, 2014. Personally guaranteed by principal stockholder.	$—	$131,221
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing January 23, 2015. This note was repaid in full on August 28, 2014. Personally guaranteed by principal stockholder.	—	150,274
Unsecured note payable for $130,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 3, 2015. This note was repaid in full on August 28, 2014.Personally guaranteed by principal stockholder.	—	106,969
Unsecured note payable for $400,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 28, 2015. Personally guaranteed by principal stockholder.	285,297	—
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2015 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal originally due in full on July 31, 2013. The due date on this note was extended by the holder to July 31, 2015. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 3, 2015 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder. Subsequent to December 31, 2014, the maturity date on this note payable was extended to January 4, 2016.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was originally due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Personally guaranteed by principal stockholder.	200,000	200,000
Total unsecured notes payable	985,297	1,088,464
Less: current portion	(685,297)	(988,464)
Long-term unsecured notes payable	$300,000	$100,000

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

NOTE 7. SHORT TERM NOTES PAYABLE-RELATED PARTY

	December 31, 2014	June 30, 2014
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76,000	$76,000
Total unsecured notes payable	$116,000	$116,000
Less: current portion	(116,000)	(116,000)
Long-term unsecured notes payable	$—	$—

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of December 31, 2014, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator has provided its corporate guarantee of the credit facility (see Note 12).  On December 31, 2014, the balance owed under this line of credit was $815,525.  On December 31, 2014, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 9. CREDIT CARD ADVANCE

On May 23, 2014, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $460,000, which includes a one-time finance charge of $60,000, approximately ten months after the funding date. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,123 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 12). As of December 31, 2014, the principle amount was $119,174, net of a discount of $12,000. As of June 30, 2014, the principle amount was $365,542, net of a discount of $48,000.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

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

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock - The Company’s authorized common stock was 175,000,000 shares at December 31, 2014 and June 30, 2014.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2014, the Company had reserved the following shares of common stock for issuance:

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

NOTE 12. RELATED PARTIES

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 7). Interest on the note during the six months ended December 31, 2014 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $1,145. The accrued interest on the note as of December 31, 2014 was $13,766. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, the Company’s CEO, Louis Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.25% on December 31, 2014) and totaled $1,300 for the year ended June 30, 2014 (see Note 7). On February 21, 2014, one interest installment payment was made to Mr. Friedman in the amount of $4,184. The accrued interest on the note as of December 31, 2014 was $1,300. This note is subordinate to all other credit facilities currently in place.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015 with interest payable monthly and principle due on maturity (see Note 6). Subsequent to December 31, 2014, the maturity date on this loan was extended to January 4, 2016. Louis Friedman, the Company’s CEO, personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8).  In addition, Liberator has provided its corporate guarantees of the credit facility.  On December 31, 2014, the balance owed under this line of credit was $815,525.

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

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 note are 26 bi-weekly payments of principal and interest of $17,033 (see Note 6).

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2014, the Company has completed $40,087 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at December 31, 2014 was $236,842 and $162,527 at December 31, 2013. The rent expense under this lease for the six months ended December 31, 2014 and 2013 was $173,843 and 161,861 respectively.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013 (UNAUDITED)

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at December 31, 2014 are as follows:

Year ending June 30,
2015 (six months)	$191,929
2016	373,442
2017	381,131
2018	391,496
2019	403,241
Thereafter through 2020	626,077
Total minimum lease payments	$2,367,316

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $245,053. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to December 31, 2014:

Year ending June 30,
2015 (six months)	$28,222
2016	56,445
2017	42,400
2018	18,869
2019	2,884
Future Minimum Lease Payments	$148,820
Less Amount Representing Interest	(27,008)
Present Value of Minimum Lease Payments	121,812
Less Current Portion	(41,252)
Long-Term Obligations under Leases Payable	$80,560

 Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 14. SUBSEQUENT EVENT

Subsequent to December 31, 2014, the maturity date on the unsecured note of $300,000 to an individual that was due on January 3, 2015 was extended to January 4, 2016 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

	Three Months Ended (unaudited)
	December 31, 2014	December 31, 2013
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.9%	72.0%
Gross Margin	29.1%	28.0%
Selling, General and Administrative Expenses	22.0%	23.6%
Income From Operations	7.1%	4.4%

	Six Months Ended (unaudited)
	December 31, 2014	December 31, 2013
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.5%	71.0%
Gross Margin	27.4%	29.0%
Selling, General and Administrative Expenses	23.5%	25.5%
Income From Operations	3.9%	3.5%

  The following table represents percentage of net sales by product type:

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net Sales:
Liberator	43.2%	45.9%	45.0%	44.8%
Jaxx	22.1%	18.3%	17.0%	16.9%
Resale	32.0%	27.8%	34.2%	29.7%
Other	2.7%	8.0%	3.8%	8.6%
Total Net Sales	100.0%	100.0%	100.0%	100.0%

Liberator- Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to distributors and retailers as well as directly through our e-commerce sites and single retail store. Total dollar sales of Liberator products decreased 3% during the three month period ended December 31, 2014 from the comparable year earlier period and increased approximately 5% for the six month period ended December 31, 2014 from the same period in the prior year. This increase during the six months is primarily related to higher sales of Liberator retail products, products in our Décor line and sales of our larger Liberator furniture products. As a result of our Eco-compression packaging, shipping costs paid by the consumer (or the Company) are significantly reduced which allows us to reduce the final cost to the consumer. Making the product more affordable by more consumers should lead to increased sales volume.

Jaxx- Jaxx products are casual and contemporary furniture products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net dollar sales of Jaxx products increased 16% during the three month period ended December 31, 2014 compared to the prior year period and accounted for 22% of total net sales. This increase is primarily due to an increase in sales to certain wholesale customers and, to a lessor extent, sales through our JaxxLiving website. Net sales of Jaxx products increased 6% during the six month period ended December 31, 2014 compared to the prior year period and accounted for 17% of total net sales. This increase is primarily due to an increase in sales to certain wholesale customers.

Resale- Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Net sales of resale products increased 19% during the three month period ending December 31, 2014 from the comparable prior year period and accounted for 32% of total net sales due to higher sales of Tenga and non-Tenga products to certain wholesale customers. Sales of Tenga products accounted for approximately 20% of total net sales in the three month period ended December 31, 2014 and 18% and in the three month period ended December 31, 2013, and approximately 13% of the gross profit in each of those same periods. Net sales of resale products increased 21% during the six month period ending December 31, 2014 from the comparable prior year period and accounted for 34% of total net sales due to higher sales of non-Tenga products to certain customers. Sales of Tenga products accounted for approximately 22% and 20% of net sales in each of the six month periods ended December 31, 2014 and 2013, respectively, and approximately 14% and 17% of the gross profit in those same periods, respectively.

Other- Other products include sales from contract manufacturing and fulfillment services. Net sales of these products and services during the three month period ended December 31, 2014 decreased 65% compared to the three month periods in the prior year and accounted for 3% of total net sales. This decrease is due to a decrease in the number of contract manufacturing projects, fulfillment contracts, and shipping and handling revenue on consumer orders during fiscal year 2015 from the prior fiscal year. Contract manufacturing projects are typically short-term in nature and there can be no assurance that such projects will either continue or increase in future periods. Net sales of these products and services during the six month period ended December 31, 2014 decreased 54% compared to the six month period in the prior year and accounted for 4% of total net sales. This decrease is due to a decrease in the number of contract manufacturing projects, fulfillment contracts, and shipping and handling revenue on consumer orders during fiscal year 2014 from the prior fiscal year.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Net sales. The Company achieved record net sales for the three months ended December 31, 2014 of $4,299,916, an increase from the comparable prior year period by $82,382, or 2%.  The slight increase in net sales was primarily due to higher sales through the Wholesale channel which was due to higher sales of Liberator products in that channel, Jaxx products and non-Tenga resale products. The Wholesale channel includes Liberator branded products sold to retailers, e-merchants (including Amazon and Brookstone) and distributors, non-Liberator products sold to retailers and e-merchants, and private label items sold to other resellers. Sales through the Direct channel (which includes product sales through our four e-commerce sites and our single retail store) decreased 21% during the three months ended December 31, 2014 from the comparable prior year period. Total sales of Liberator products through all channels during the three months ended December 31, 2014 was essentially unchanged from the comparable prior year period. As more mass merchants become comfortable selling Liberator products to their customers, we expect to see a continued decrease in net sales through our Direct channel. However, we expect to see total net sales increase as a result of our products having greater exposure to the mass merchant customer. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel decreased 23% to $116,759 in the three months ended December 31, 2014, primarily as a result of lower shipping and handling charges on sales through the Direct channel.  We expect Other revenue to continue to decline in future periods as “free” or reduced-cost shipping and handling continues to be the trend in the e-commerce industry.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit increased to $1,251,820 for the three months ended December 31, 2014 from $1,182,053 in the comparable prior year period (an increase of 6%) and primarily resulted from the higher sales (and gross profit) through the Wholesale sale channel and was partially offset by lower sales (and corresponding gross profit) from the Direct channel.

Operating expenses. Total operating expenses for the three months ended December 31, 2014 were 22% of net sales, or $944,741, compared to 23.6% of net sales, or $995,521, for the same period in the prior year.  The slight decrease in operating expenses was primarily the result of decreased selling and marketing expense. Selling and marketing expense decreased by $21,382 from the prior year quarter, primarily as a result of decreased travel and trade show expenses.

Other income (expense). Other income (expense) during the second quarter increased from expense of ($91,420) in fiscal 2014 to expense of ($109,454) in fiscal 2015. Interest expense increased from $91,470 in the prior year first quarter to $109,550 in the current year quarter as a result of the higher average debt balances.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Net sales. Net sales for the six months ended December 31, 2014 increased from the comparable prior year period by $385,035, or 5%.  The increase in net sales was primarily due to higher sales in the Wholesale channel, offset by lower sales through the Direct and Other channels. Net sales through the Direct channel decreased by 15%, or $479,307 during the six months ended December 31, 2014, from the comparable year earlier period. Net sales through the Wholesale channel (which consists principally of e-merchants, retailers and distributors) increased by 23%, or $920,375, compared to the prior year. The increased sales through the Wholesale channel was due to greater sales of Liberator and Jaxx products to e-merchants including Amazon and Brookstone.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the six months ended December 31, 2014 decreased slightly to $2,163,023 from $2,175,899 (a decrease of less than 1%) in the comparable prior year period. Gross profit as a percentage of net sales decreased to 27.5% for the six months ended December 31, 2014 from 29% in the comparable prior year period. This decrease is a result of the shift in net sales from the Direct channel to the Wholesale channel.

Operating expenses. Total operating expenses for the six months ended December 31, 2014 were 23.5% of net sales, or $1,850,981, compared to 25.5% of net sales, or $1,908,636, for the same period in the prior year and represents a decrease of approximately 3%.  The decrease in operating expenses was primarily the result of lower sales and marketing costs offset by higher general and administrative costs.

Other income (expense). Other income (expense) decreased slightly from an expense of ($199,093) in fiscal 2014 to an expense of ($198,740) in fiscal 2015.   Interest expense was essentially unchanged from the prior year six month period.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
	2014	2013
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$312,852	$78,503
Cash used in investing activities	(41,525)	(12,385)
Cash (used in) provided by financing activities	(274,336)	291,846

As of December 31, 2014, our cash and cash equivalents totaled $589,492, compared to $755,824 in cash and cash equivalents as of December 31, 2013.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $312,852 in the six months ended December 31, 2014 compared to $78,503 in the six months ended December 31, 2013.  The primary reason for the increase in cash provided by operating activities is an increase in accounts payable of $285,022 and deferred rent payable of $148,638 offset in part by an increase in accounts receivable of $460,142.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2014 was $41,525 and related to the purchase of leasehold improvements and incidental office and production equipment.

Financing Activities

Cash used in financing activities during the six months ended December 31, 2014 of $274,336 was primarily attributable to the repayment of debt obligations, offset in part by an increase in net borrowing under the line of credit.

Cash provided by financing activities during the six months ended December 31, 2013 of $291,846 was primarily attributable to an increase in borrowings under the line of credit, offset in part by repayment of the credit card advance.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We had a net income of $113,302 for the six months ended December 31, 2014 and a net loss of $376,056 for the year ended June 30, 2014. As of December 31, 2014, we have an accumulated deficit of $8,310,439 and a working capital deficit of $1,132,610.

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

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2015 to be under $100,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform, our computer network infrastructure or our production capabilities and capacity.

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

At December 31, 2014, we had $815,525 outstanding on our accounts receivable and inventory line of credit, compared to an outstanding balance of $698,258 on our accounts receivable line of credit at June 30, 2014. On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of December 31, 2014, the interest rate was 6.25%) and the Monthly Service Fee was changed to 0.5% per month.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA income for the six months ended December 31, 2014 and 2013:

	Six months ended December 31,
	2014	2013
Net income	$113,302	$68,170
Less interest income	(237)	(112)
Plus interest expense	198,977	199,205
Plus depreciation and amortization expense	113,935	114,970
Plus stock-based compensation	22,146	35,713
Adjusted EBITDA income	$448,123	$417,946

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

LIBERATOR, INC.
(Registrant)

February 13, 2015	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 13, 2015	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)