Form 10-Q
period 2015-03-31
Liberator, Inc.
filed 2015-05-13
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015 there were 70,702,596 shares of the registrant’s common stock outstanding.

LIBERATOR, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At March 31, 2015 (unaudited) and June 30, 2014	3

	Condensed Consolidated Statements of Operations –
	For the Three and Nine Months Ended March 31, 2015 and March 31, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	For the Nine Months Ended March 31, 2015 and March 31, 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4.	Controls and Procedures	26

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Mine Safety Disclosures	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	27

SIGNATURES		28

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2015 (unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$493,272	$592,501
Accounts receivable, net	861,725	615,744
Inventories, net	1,317,679	1,371,832
Prepaid expenses	102,475	97,558
Total current assets	2,775,151	2,677,635

Equipment and leasehold improvements, net	640,578	630,217
Other assets	2,996	2,996
Total assets	$3,418,725	$3,310,848
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,946,571	$1,651,152
Accrued compensation	353,021	213,444
Accrued expenses and interest	131,558	216,386
Line of credit	814,713	698,258
Current portion of term note payable - shareholder	103,065	—
Unsecured lines of credit	—	1,002
Current portion of leases payable	60,942	31,836
Current portion of deferred rent payable	13,817	81,263
Merchant cash advance (net of discount)	—	365,542
Short-term unsecured notes payable	678,998	988,464
Notes payable - related party	116,000	116,000
Total current liabilities	4,218,685	4,363,347
Long-term liabilities:
Leases payable	142,524	70,668
Deferred rent payable	220,253	44,290
Unsecured note payable	200,000	100,000
Term note payable - shareholder	550,713	—
Convertible notes payable - shareholder	—	625,000
Total liabilities	5,332,175	5,203,305
Commitments and contingencies (note 13)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of March 31, 2015 and June 30, 2014	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at March 31, 2015 and at June 30, 2014	707,026	707,026
Additional paid-in capital	5,855,716	5,823,828
Accumulated deficit	(8,476,622)	(8,423,741)
Total stockholders’ deficit	(1,913,450)	(1,892,457)
Total liabilities and stockholders’ deficit	$3,418,725	$3,310,848

See accompanying notes to unaudited condensed consolidated financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Net Sales	$4,270,871	$3,949,639	$12,146,134	$11,439,866
Cost of goods sold	3,350,413	3,003,596	9,062,653	8,317,924
Gross profit	920,458	946,043	3,083,481	3,121,942
Operating expenses
Advertising and promotion	95,164	100,885	303,736	313,512
Other selling and marketing	322,545	316,980	938,271	980,662
General and administrative	506,970	468,524	1,419,718	1,385,881
Depreciation and amortization	47,754	59,792	161,689	174,762
Total operating expenses	972,433	946,181	2,823,414	2,854,817
Income (loss) from operations	(51,975)	(138)	260,067	267,125
Other Income (Expense):
Interest income	80	270	317	382
Loss on disposal of assets	(8,910)	—	(8,910)	—
Interest (expense) and financing costs	(105,378)	(104,393)	(304,355)	(303,598)
Total Other (Expense)	(114,208)	(104,123)	(312,948)	(303,216)
Loss before income taxes	(166,183)	(104,261)	(52,881)	(36,091)
Provision for income taxes	—	—	—	—
Net loss	$(166,183)	$(104,261)	$(52,881)	$(36,091)
Net loss per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Shares used in computing net income per share
Basic	70,702,596	70,702,596	70,702,596	70,702,596
Diluted	70,702,596	70,702,596	70,702,596	70,702,596

See accompanying notes to unaudited condensed consolidated financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(52,881)	$(36,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	161,689	174,762
Loss on disposal of assets	8,910	—
Stock based compensation expense	31,888	47,752
Provision for bad debt	8,103	8,789
Deferred rent payable	108,517	(49,476)
Changes in operating assets and liabilities:
Accounts receivable	(254,084)	(168,762)
Inventories	54,153	82,742
Prepaid expenses and other assets	(4,917)	4,757
Accounts payable	295,419	128,041
Accrued compensation	139,577	92,562
Accrued expenses and interest	(9,828)	(63,871)
Net cash provided by operating activities	486,546	221,205

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(43,675)	(26,125)
Net cash used in investing activities	(43,675)	(26,125)

FINANCING ACTIVITIES:
Net cash provided by line of credit	116,455	280,934
Repayment of term note - shareholder	(46,222)	—
Net repayment of credit card cash advance	(365,542)	(349,952)
Repayment of unsecured line of credit	(1,002)	(9,285)
Net proceeds (repayment) of short-term debt	(209,466)	143,087
Principal payments on equipment note payable and capital leases	(36,323)	(22,754)
Net cash (used in) provided by financing activities	(542,100)	42,030

Net (decrease) increase in cash and cash equivalents	(99,229)	237,110
Cash and cash equivalents at beginning of period	592,501	397,860
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$493,272	$634,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash investing and financing:
Additions to capital leases	$137,285	$47,431
Cash paid during the period for:
Interest	$318,050	$284,226
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Liberator, Inc. (the “Company” or “Liberator”) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc., a Georgia corporation (“OneUp”), and Foam Labs, Inc., a Georgia corporation (“Foam Labs”).

The Company is a designer and manufacturer of various specialty furnishings for the sexual wellness market.  The Company has also become an online retailer of products for the sexual wellness market.  The Company’s sales and manufacturing operation are located in the same facility in Atlanta, Georgia.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no particular concentration of credit risk in one economic sector.  For the three months and nine months ended March 31, 2015, sales to and through Amazon accounted for 24.7% and 25.1% of our total sales, respectively. Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third quarters.

The accompanying unaudited condensed consolidated financial statements of Liberator, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Liberator") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Going Concern - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of March 31, 2015, the Company has an accumulated deficit of $8,476,622 and a working capital deficit of $1,443,534. This raises substantial doubt about to its ability to continue as a going concern.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of March 31, 2015 and June 30, 2014.

	March 31, 2015	June 30, 2014
Accounts receivable	$905,354	$634,553
Allowance for doubtful accounts	(17,180)	(9,076)
Allowance for discounts and returns	(26,449)	(9,733)
Total accounts receivable, net	$861,725	$615,744

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at March 31, 2015 that exceeded the balance insured by the FDIC by $210,502.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the nine months ended March 31, 2015, we purchased 33% and 18% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2014, we purchased 30% and 19% of total inventory purchases from two vendors.

As of March 31, 2015, one of the Company’s customers represents 38% of the total accounts receivable and another customer represents 9% of the total accounts receivable.

Fair Value of Financial and Derivative Instruments

At March 31, 2015, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other short-term debt.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $23,079 at March 31, 2015 and $35,516 at June 30, 2014. Advertising expense for the three months ended March 31, 2015 and 2014 was $95,164 and $100,885, respectively. Advertising expense for the nine months ended March 31, 2015 and 2014 was $303,736 and $313,512, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $27,543 and $26,003 for the three months ended March 31, 2015 and 2014, respectively. Expenses for new product development totaled $85,118 and $76,715 for the nine months ended March 31, 2015 and 2014, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2015.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of March 31, 2015, the Company has completed $57,722 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the nine months ended March 31, 2015 and 2014 was $261,963 and $242,792, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 13 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our four e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to retailers, e-merchants (including Amazon) and distributors, non-Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months and nine months ended March 31, 2015, sales to and through Amazon accounted for 24.7% and 25.1% of our total sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net Sales:
Direct	$1,538,539	$1,609,324	$4,230,960	$4,781,053
Wholesale	2,586,521	2,194,583	7,539,586	6,227,272
Other	145,811	145,732	375,587	431,541
Total Net Sales	$4,270,871	$3,949,639	$12,146,134	$11,439,866

Gross Margin:
Direct	$723,042	$755,202	$1,974,465	$2,320,121
Wholesale	345,996	304,950	1,443,066	1,104,034
Other	(148,580)	(114,109)	(334,050)	(302,213)
Total Gross Margin	$920,458	$946,043	$3,083,481	$3,121,942

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

Recently Adopted Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of March 31, 2015 and 2014, which consist of options, warrants, convertible notes and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive:

	March 31,
	2015	2014
Common stock options	4,074,500	4,758,500
Common stock warrants	—	2,462,393
Convertible preferred stock	4,300,000	4,300,000
Convertible notes	—	7,545,455
Total	8,374,500	19,066,348

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

NOTE 3. STOCK-BASED COMPENSATION

Options

At March 31, 2015, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2015, the number of shares available for issuance under the Plan was 1,325,500.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2015:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2014	4,270,500	3.2	$.09	$—
Granted	250,000	4.6	$.03	$—
Exercised	—	—	$—	$—
Forfeited or expired	(446,000)	1.7	$.04	$—
Options outstanding as of March 31, 2015	4,074,500	2.5	$.07	$—
Options exercisable as of March 31, 2015	2,023,250	1.9	$.09	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.03 for such day.

There were 250,000 stock options granted during the nine months ended March 31, 2015 and 2,026,000 stock options granted during the nine months ended March 31, 2014. The value assumptions related to options granted during the nine months ended March 31, 2015 and 2014, respectively, were as follows:

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Exercise Price:	$.03	$.045 - $.051
Volatility:	259%	231% - 251%
Risk Free Rate:	1.09% - 1.11%	.99% - 1.04%
Vesting Period:	4 years	Immediate to 4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1-4.5 years
Dividend Rate	0%	0%

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

The following table summarizes the weighted average characteristics of outstanding stock options as of

March 31, 2015:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.03 to .09	3,250,000	3.0	$.05	1,339,750	$.06
$.15 to .16	824,500	1.6	$.16	683,500	$.16
$.20 to $.25	—	—	$—	—	$—
Total stock options	4,074,500	2.7	$.07	2,023,250	$.09

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the nine month periods ended March 31, 2015 and 2014 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Cost of Goods Sold	$2,615	$3,104	$8,946	$10,809
Other Selling and Marketing	1,535	1,810	4,510	5,761
General and Administrative	5,592	7,125	18,432	31,182
Total Stock-based Compensation Expense	$9,742	$12,039	$31,888	$47,752

As of March 31, 2015, the Company’s total unrecognized compensation cost was $64,202, which will be recognized over the weighted average vesting period of 1.7 years.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2015	June 30, 2014
Raw materials	$521,555	$561,405
Work in process	165,206	195,588
Finished goods	630,918	614,839
Inventories, net	$1,317,679	$1,371,832

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

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET (continued)

Equipment and leasehold improvements consisted of the following:

	March 31, 2015	June 30, 2014	Estimated Useful Life
Factory Equipment	$1,874,301	$1,768,253	2-10 years
Computer Equipment and Software	900,931	899,493	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	400,953	343,120	10 years
Subtotal	3,343,181	3,177,862
Accumulated Depreciation	(2,702,603)	(2,547,645)
Total equipment and leasehold improvements, net	$640,578	$630,217

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2015.

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2015	June 30, 2014
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 19, 2014. This note was repaid in full on August 28, 2014. Personally guaranteed by principal stockholder.	$—	$131,221
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing January 23, 2015. This note was repaid in full on August 28, 2014. Personally guaranteed by principal stockholder.	—	150,274
Unsecured note payable for $130,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 3, 2015. This note was repaid in full on August 28, 2014.Personally guaranteed by principal stockholder.	—	106,969
Unsecured note payable for $400,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 28, 2015. Personally guaranteed by principal stockholder.	178,998	—
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2015 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal originally due in full on July 31, 2013. The due date on this note was extended by the holder to July 31, 2015. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 3, 2015 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder. Subsequent to December 31, 2014, the maturity date on this note payable was extended to January 4, 2016.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was originally due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Subsequent to May 1, 2015, the maturity date on this note payable was extended to May 1, 2017. Personally guaranteed by principal stockholder.	200,000	200,000
Total unsecured notes payable	878,998	1,088,464
Less: current portion	(678,998)	(988,464)
Long-term unsecured notes payable	$200,000	$100,000

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

NOTE 7. SHORT TERM NOTES PAYABLE-RELATED PARTY

	March 31, 2015	June 30, 2014
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76,000	76,000
Total unsecured notes payable	116,000	116,000
Less: current portion	(116,000)	(116,000)
Long-term unsecured notes payable	$—	$—

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of March 31, 2015, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator has provided its corporate guarantee of the credit facility (see Note 12).  On March 31, 2015, the balance owed under this line of credit was $814,713.  On March 31, 2015, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 9. CREDIT CARD ADVANCE

On May 23, 2014, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $460,000, which includes a one-time finance charge of $60,000, approximately ten months after the funding date. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,123 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 12). As of March 31, 2015, the loan had been repaid in full. See Note 14 – Subsequent Events.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

NOTE 10. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of March 31, 2015 the principal balance under this term note was $653,778.

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at March 31, 2015 and June 30, 2014.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2015, the Company had reserved the following shares of common stock for issuance:

March 31,
2015
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Series A Preferred Stock	4,300,000
Total shares of common stock equivalents	9,300,000

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

NOTE 12. RELATED PARTIES

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 7). Interest on the note during the three months ended March 31, 2015 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $609. The accrued interest on the note as of March 31, 2015 was $14,374. This note is subordinate to all other credit facilities currently in place.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

NOTE 12. RELATED PARTIES (continued)

On June 1, 2010, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2011; extended to May 1, 2012, then extended to May 1, 2013; then extended to May 1, 2015 by the note holder. Subsequent to May 1, 2015, the maturity date on this note payable was extended to May 1, 2017 (see Note 14 – Subsequent Events). Repayment of this loan obligation is personally guaranteed by Louis Friedman, the Company’s CEO and principal stockholder.

On October 30, 2010, the Company’s CEO, Louis Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.25% on March 31, 2015) and totaled $1,300 for the year ended June 30, 2014 (see Note 7). On February 21, 2014, one interest installment payment was made to Mr. Friedman in the amount of $4,184. The accrued interest on the note as of March 31, 2015 was $1,620. This note is subordinate to all other credit facilities currently in place.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8).  In addition, Liberator has provided its corporate guarantees of the credit facility.  On March 31, 2015, the balance owed under this line of credit was $814,713.

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

The loan from Credit Cash (see Note 9) was guaranteed by the Company (including OneUp and Foam Labs) and was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.   This loan was repaid in full on March 27, 2015.

The loan from Power Up Lending Group, Ltd. (see Note 14 – Subsequent Events) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 note are 26 bi-weekly payments of principal and interest of $17,033 (see Note 6). At March 31, 2015, the principal balance of this note was $178,998.

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

NOTE 12. RELATED PARTIES (continued)

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At March 31, 2015, the principal balance under the Note was $653,778.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability, and the balance in this account at March 31, 2015 was $234,070 and $144,040 at March 31, 2014. The rent expense under this lease for the nine months ended March 31, 2015 and 2014 was $261,963 and $242,792, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expires in September 2015.

Future minimum lease payments under non-cancelable operating leases at March 31, 2015 are as follows:

Year ending June 30,
2015 (three months)	$95,965
2016	373,442
2017	381,131
2018	391,496
2019	403,241
Thereafter through 2021	626,077
Total minimum lease payments	$2,271,352

LIBERATOR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $286,557. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements, Net and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to March 31, 2015:

Year ending June 30,
2015 (three months)	$20,162
2016	80,649
2017	66,604
2018	43,073
2019	27,088
Thereafter through 2020	6,050
Future Minimum Lease Payments	243,626
Less Amount Representing Interest	(40,160)
Present Value of Minimum Lease Payments	203,466
Less Current Portion	(60,942)
Long-Term Obligations under Leases Payable	$142,524

 Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 14. SUBSEQUENT EVENT

On April 24, 2015, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

Subsequent to March 31, 2015, the 20% unsecured note payable in the principal amount of $200,000, originally due May 1, 2015 was extended until May 1, 2017 under the same terms.

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

	Three Months Ended (unaudited)
	March 31, 2015	March 31, 2014
Net Sales	100.0%	100.0%
Cost Of Goods Sold	78.4%	76.0%
Gross Margin	21.6%	24.0%
Selling, General and Administrative Expenses	22.7%	24.0%
Loss From Operations	(1.1)%	0.0%

	March 31, 2015	March 31, 2014
Net Sales	100.0%	100.0%
Cost Of Goods Sold	74.6%	72.7%
Gross Margin	25.4%	27.3%
Selling, General and Administrative Expenses	23.2%	24.9%
Income From Operations	2.2%	2.4%

  The following table represents percentage of net sales by product type:

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net Sales:
Liberator	51%	52%	47%	47%
Jaxx	13%	13%	15%	15%
Resale	33%	32%	34%	31%
Other	3%	3%	4%	7%
Total Net Sales	100%	100%	100%	100%

Liberator- Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to distributors and retailers as well as directly through our e-commerce sites and single retail store. Total dollar sales of Liberator products increased 5% during the three month period ended March 31, 2015 from the comparable year earlier period and increased approximately 7% for the nine month period ended March 31, 2015 from the same period in the prior year. This increase during the nine months is primarily related to higher sales of Liberator retail products and products in our Décor line. As a result of our Eco-compression packaging, shipping costs paid by the consumer (or the Company) are significantly reduced which allows us to reduce the final cost to the ultimate consumer. Making the product more affordable to more consumers should lead to increased sales volume.

Jaxx- Jaxx products are casual and contemporary furniture products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net dollar sales of Jaxx products increased 7% during the three month period ended March 31, 2015 compared to the prior year period and accounted for 13% of total net sales. This increase is primarily due to an increase in sales to certain wholesale customers. Net sales of Jaxx products increased 8% during the nine month period ended March 31, 2015 compared to the prior year period and accounted for 15% of total net sales. This increase is primarily due to an increase in sales to certain wholesale customers.

Resale- Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Net sales of resale products increased 14% during the three month period ending March 31, 2015 from the comparable prior year period and accounted for 33% of total net sales due to higher sales of Tenga and non-Tenga products to certain wholesale customers. Sales of Tenga products accounted for approximately 21% of total net sales in the three month period ended March 31, 2015 and in the three month period ended March 31, 2014, and approximately 21% and 14% of the gross profit in each of those same respective periods. Net sales of resale products increased 17% during the nine month period ended March 31, 2015 from the comparable prior year period and accounted for 34% of total net sales due to higher sales of non-Tenga products to certain customers. Sales of Tenga products accounted for approximately 22% and 20% of net sales in each of the nine month periods ended March 31, 2015 and 2014, respectively, and approximately 16% of the gross profit in each of those same periods.

Other- Other products include sales from contract manufacturing and fulfillment services. Net sales of these products and services during the three month period ended March 31, 2015 increased 11% compared to the three month periods in the prior year and accounted for 3% of total net sales. Net sales of these products and services during the nine month period ended March 31, 2015 decreased 47% compared to the nine month period in the prior year and accounted for 4% of total net sales. This decrease is due to a decrease in the number of contract manufacturing projects, fulfillment contracts, and shipping and handling revenue on consumer orders during fiscal year 2015 from the prior fiscal year.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net sales. The Company achieved third quarter sales for the three months ended March 31, 2015 of $4,270,871, an increase from the comparable prior year period by $321,232, or 8%.  The increase in net sales was primarily due to higher sales to the Wholesale channel which was due to higher sales of Liberator products, Jaxx products and resale products. The Wholesale channel includes Liberator branded products sold to retailers, e-merchants (including Amazon and Brookstone), non-Liberator products sold to retailers and e-merchants, and private label items sold to other resellers. Sales through the Direct channel (which includes product sales through our four e-commerce sites and our single retail store) decreased 4% during the three months ended March 31, 2015 from the comparable prior year period. Total sales of Liberator products through all channels during the three months ended March 31, 2015 increased 5% from the comparable prior year period. As more mass merchants become comfortable selling Liberator products to their customers, we expect to see a continued decrease in net sales through our Direct channel and a corresponding increase in Liberator sales through the Wholesale channel. As a result, we expect to see total net sales increase as a result of our products having greater exposure to the mass market consumer. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel revenue increased 1% to $145,811 in the three months ended March 31, 2015, primarily as a result of higher shipping and handling charges on sales through the Direct channel.  The general trend in the Other sales channel has been a decline and we expect that trend to continue in future periods as “free” or reduced-cost shipping and handling continues to be the trend in the e-commerce industry.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite higher net sales, gross profit decreased slightly to $920,458 for the three months ended March 31, 2015 from $946,043 in the comparable prior year period (a decrease of 3%) and primarily resulted from higher production costs and increased sales through the lower margin Wholesale channel.

Operating expenses. Total operating expenses for the three months ended March 31, 2015 were 22.7% of net sales, or $972,433, compared to 24% of net sales, or $946,181, for the same period in the prior year.  The slight increase in operating expenses was primarily the result of higher insurance expense during the period.

Other income (expense). Other income (expense) during the third quarter increased from expense of ($104,261) in fiscal 2014 to expense of ($114,208) during the third quarter of fiscal 2015. The increase was primarily due to a loss on disposal of assets of $8, 910.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Net sales. Net sales for the nine months ended March 31, 2015 increased from the comparable prior year period by $706,268, or 6%.  The increase in net sales was primarily due to higher sales in the Wholesale channel, offset by lower sales through the Direct and Other channels. Net sales through the Direct channel decreased by 12%, or $550,093 during the nine months ended March 31, 2015, from the comparable year earlier period. Net sales through the Wholesale channel (which consists principally of e-merchants, retailers and distributors) increased by 21%, or $1,312,314, compared to the prior year. The increased sales through the Wholesale channel was due to greater sales of Liberator and Jaxx products to e-merchants including Amazon and Brookstone.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the nine months ended March 31, 2015 decreased slightly to $3,083,481 from $3,121,942 (a decrease of 1%) in the comparable prior year period. Gross profit as a percentage of net sales decreased to 25.4% for the nine months ended March 31, 2015 from 27.3% in the comparable prior year period. This decrease is a result of the shift in net sales from the Direct channel to the Wholesale channel.

Operating expenses. Total operating expenses for the nine months ended March 31, 2015 were 23.2% of net sales, or $2,823,414, compared to 25% of net sales, or $2,854,817, for the same period in the prior year and represents a decrease of approximately 1%.  The decrease in operating expenses was primarily the result of lower sales and marketing costs offset by higher insurance related costs included in general and administrative.

Other income (expense). Other income (expense) increased slightly from an expense of ($303,216) in fiscal 2014 to an expense of ($312,948) in fiscal 2015.   Interest expense was essentially unchanged from the prior year nine month period.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
	2015	2014
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$486,546	$221,205
Cash used in investing activities	(43,675)	(26,125)
Cash (used in) provided by financing activities	$(542,100)	$42,030

As of March 31, 2015, our cash and cash equivalents totaled $493,272, compared to $634,970 in cash and cash equivalents as of March 31, 2014.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $486,546 in the nine months ended March 31, 2015 compared to $221,205 in the nine months ended March 31, 2014.  The primary reason for the increase in cash provided by operating activities is an increase in accounts payable of $295,419 and deferred rent payable of $139,577 offset in part by an increase in accounts receivable of $254,084.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2015 was $43,675 and related to the purchase of leasehold improvements and incidental office and production equipment.

Financing Activities

Cash used in financing activities during the nine months ended March 31, 2015 of $542,100 was primarily attributable to the repayment of debt obligations, offset in part by an increase in net borrowing under the line of credit.

Cash provided by financing activities during the nine months ended March 31, 2014 of $42,030 was primarily attributable to an increase in borrowings under the line of credit and short-term notes payable, offset in part by repayment of the credit card advance.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We had a net loss of $52,881 for the nine months ended March 31, 2015 and a net loss of $376,056 for the year ended June 30, 2014. As of March 31, 2015, we have an accumulated deficit of $8,476,622 and a working capital deficit of $1,443,534.

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

Capital Resources

We do not currently have any material commitments for capital expenditures. We expect total capital expenditures for the remainder of fiscal 2015 to be under $50,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit. This includes capital expenditures that we may incur in conjunction with initiatives to further upgrade our e-commerce platform, our computer network infrastructure or our production capabilities and capacity.

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

At March 31, 2015, we had $814,713 outstanding on our accounts receivable and inventory line of credit, compared to an outstanding balance of $698,258 on our accounts receivable line of credit at June 30, 2014. On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of March 31, 2015, the interest rate was 6.25%) and the Monthly Service Fee was changed to 0.5% per month.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income for the nine months ended March 31, 2015 and 2014:

	Nine months ended March 31,
	2015	2014
Net loss	$(52,881)	$(36,091)
Less interest income	(317)	(382)
Plus interest expense	304,355	303,598
Plus depreciation and amortization expense	161,689	174,762
Plus stock-based compensation	31,888	47,752
Adjusted EBITDA income	$444,734	$489,639

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 6.                        EXHIBITS

The following exhibits are furnished with this report:

Exh. No.	Description

10.1	Credit Card Receivables Advance Agreement with Power Up Lending Group
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERATOR, INC.
(Registrant)

May 13, 2015	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 13, 2015	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)