Form 10-K
period 2015-06-30
Liberator, Inc.
filed 2015-10-13
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES     ☒  NO

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on December 31, 2014, the last trading day of the registrant’s most recently completed second fiscal quarter, was $663,008.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on

October 7, 2015 was 70,702,596.

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

 These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	competition from other sexual wellness retailers and adult-oriented websites;

•	our ability to extend, renew or refinance our existing debt;

•	the loss of one or more significant customers, or the loss of the rights to distribute Tenga products in North America;

•	our ability to generate significant sales revenue from magazine, internet and radio advertising;

•	our plan to make continued investments in advertising and marketing;

•	our ability to maintain our brands;

•	unfavorable economic and market conditions and the impact on our leveraged financial position;

•	our reliance on credit cards as a form of payment;

•	our ability to keep up with new technologies and remain competitive;

•	our ability to continue as a going concern;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	security breaches may cause harm to our systems;

•	supply interruptions from raw material vendors;

•	our ability to improve manufacturing efficiency at our production facility;

•	trends in raw material costs and other costs both in the industry and specific to the Company;

•	our ability to enforce and protect our intellectual property rights;

•	we may be subject to claims that we have violated the intellectual property rights of others;

•	the loss of our main data center or other parts of our infrastructure;

•	systems failures and interruptions in our ability to provide access to our websites and content;

•	companies providing products and services on which we rely may refuse to do business with us;

•	changes in government laws affecting our business;

•	we may not be successful in integrating any acquisitions we make;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	restrictions to access on the internet affecting traffic to our websites;

•	risks associated with currency fluctuations;

•	an anticipated worsening US deficit and a rise in inflation in coming years that would put further stress on consumer spending;

•	management’s goals and plans for future operations;

•	risks associated with litigation and legal proceedings; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I.

ITEM 1.        Business

General

Liberator, Inc., based in Atlanta, Georgia, was founded in 1999. Our vision is to build a distinctive family of brands by making products that people love and delivering a superior customer experience. At the heart of our Company is a passion for creativity, which is infused throughout all aspects of the business, from product development and packaging to selling, marketing and merchandising.

Liberator, Inc. is a vertically integrated US-based manufacturer that has built several brands in the wellness, lifestyle and casual furniture and seating categories. Our products are offered in innovative vacuum eco-compressed packaging for retail stores, mass merchants, drug and internet retailers worldwide.  All of the Company’s brands are headquartered in Atlanta, Georgia in a 140,000 square foot manufacturing facility that employs over 140 people. Making products that people love, bringing manufacturing back to the USA, sustainable manufacturing practices, and decreasing the overall impact on the environment are core to the Company’s operating principles.

The Company also manages, markets, and distributes its products directly to consumers through several websites that include:  liberator.com, theliberator.co.uk, jaxxliving.com, and avanacomfort.com. We reach additional consumers through a retail concept store located within our Atlanta factory.

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

On February 28, 2011, the Company name was changed from WES Consulting, Inc. to Liberator, Inc.

On September 1, 2015, the Company announced that its majority shareholder and board of directors approved a change of the company’s corporate name to Luvu Brands, Inc. to reflect its broader offering of wellness and lifestyle products designed for mass market channels. As of the date of this report, the Company is obtaining the necessary regulatory approvals for the name change and expects to have it completed by November 5, 2015.

Overview of our Facilities and Operations

Since inception we have used a vertically integrated business model, with manufacturing, distribution, product development and marketing performed in-house. We believe this allows us to create new products with reduced lead times at a lower cost while enabling us to quickly respond to market and customer demands for our existing products. For our wholesale accounts, being able to fulfill large orders with shorter turnaround times allows us to capture business during December and February when wholesale customers make just-in-time holiday purchases.

Our 140,000 square foot facility on eight acres is located in a suburb of metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff. All of the Liberator, Jaxx and Avana branded products are designed, produced and marketed from our facility in Atlanta, Georgia where we currently employ over 140 people. As of the date of this report, the Company employs 104 people in Production and Distribution, 3 people in Product Development, 21 people in Sales and Marketing, and 17 people in Administration. The Company’s employment levels may change seasonal based on current and anticipated order levels.

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

In 2008, we implemented a state-of-the-art conveyor-based sewing system to manufacture sewn products at the lowest possible cost in the United States. Because all cutting, sewing, foam contouring, assembly and packaging are performed in-house, we believe we can exercise greater control over product quality and respond faster to changing customer demands, which gives us a competitive advantage over companies that utilize out-sourced sewing services. Liberator can source raw materials from multiple domestic suppliers and we have supply contracts in place to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries.

During fiscal 2015, we installed new equipment which increased the capacity of our foam repurposing operation, and ordered new equipment to increase our fabric cutting capabilities. Both of these actions are expected to result in increased throughput and lower production costs in these operations.

All business activity of the Company is done through our wholly-owned subsidiary, OneUp Innovations, Inc. (“OneUp”). OneUp was organized in 2000.

Business Strategy

Our goals are to achieve long-term growth and profitability and diversify our sales base. We plan to achieve these goals using the following strategies:

•	Delivering value to our customers. Our primary goal is to deliver the highest value to every customer, before, during and after they purchase a product from us. This means designing relevant products with the most utility and benefit, creating an informative and efficient buying experience, and delivering on our promises. We believe that serving the customer is the center of everything we do, and by doing so we create value for our customers and wealth for our owners.

•	Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material costs by improving the productivity of our manufacturing processes. We recently implemented modest price increases for certain products, but are unable to predict if we will be able to successfully pass on recent raw material cost increases to our wholesale and retail customers.

•	Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expand our offering to distributors, retailers and e-tailers across every channel of adult, mass market, drug and specialty accounts. For wholesalers thinking about adding Sexual Wellness products to their retail or online store, Liberator is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for Sexual Wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers particular demographic. For e-tailers, we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, typically the same day the order is received.

•	Eco-Packaging. In fiscal 2013, we developed vacuum compressed packaging to reduce our carbon foot print, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs. During fiscal 2014, we expanded the number of products that used Eco-Packaging to include all shapes. In fiscal 2015, we further vacuum compressed our products to even smaller sizes while adding more product marketing information to our retail consumer packages.

•	Liberator Concept Store. Our 2,500 square foot Liberator exhibition store is the retail extension of our Liberator.com website. Located at our Atlanta factory, it is a gallery-like setting for sensual and erotic discovery, offering a presentation of products that celebrate intimacy and romantic imagination. In our opinion, Liberator and luxury pleasure objects are meant to go together. Our concept store is a destination where customers can learn about, touch and purchase the Liberator products they have only been able to see online. In addition to Liberator branded shapes, furniture and accessories, the store features a range of better brands from around the globe including: designer sex toys, lounge-wear and lingerie collections, masks, cuffs and intimate accessories. Also included are limited edition hand-made items in glass and leather. We are dedicated to bringing our customers a compelling in-store experience through knowledgeable associates, interactive media displays and a high level of service, quality and innovation. The store also serves as a laboratory to listen and observe consumer reaction to new products and evaluate price points and merchandising techniques. Our concept store has demonstrated the strength of the Liberator brand as customers, both singles and couples, want to feel and experience our products and, although we are located in an industrial park, they are willing to travel to the store, return repeatedly and refer friends. We believe that a Liberator branded retail concept is ready to be expanded beyond our single location to large metropolitan areas, providing an upscale experience in-sync with the overall mainstreaming of sexual wellness.

Products, Principal Markets and Methods of Distribution

Liberator Products

We developed a product category which we call “Liberator Bedroom Adventure Gear ”. These positioning props elevate, rock and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting. Liberator Bedroom Adventure Gear combines functional design with sensuous textures that transform ordinary bedrooms into supportive landscapes for intimacy. Liberator presents angles, elevations, curves and motion that help people of all sizes, including those with back injuries and other medical conditions, find comfortable ways to connect intimately while assisting their stamina and performance.

 Liberator foam-based products (called “Liberator Shapes”) are manufactured in a variety of heights and widths to accommodate variations in the human body. They consist of differently shaped cushions and props that are available in an assortment of fabric colors and prints to add to the visual excitement. Each of the product profiles of the Liberator Shapes is unique, designed to introduce positions to the sexual experience that were previously difficult to achieve or impossible to achieve with standard pillows or cushions. Liberator Shapes are manufactured from structured polyurethane foam, cut at various angles, platforms and profiles. The foam base is encased in a tight, fluid resistant polyester shell, helping the cushions to maintain their shape.  The original offering of the Liberator Wedge® and Ramp®, sold as a set, continue to be our best-selling items. All of the Liberator Shapes are also available in our Black Label Series which includes blindfolds and snap-on Velcro cuffs.

We have also developed larger profile designs that are commonly referred to as “sex furniture”. Three of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse®, Esse Stage®, and the Equus®.  Other larger designs include products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold under our Zeppelin® product offering. The Liberator larger profile designs can also be used as seating when not being used for relaxed interaction and creative intimacy.

We conduct our wholesale business for Liberator sexual wellness products through four primary channels: (1) adult and female friendly retailers, flash sites and specialty boutiques, (2) e-tailers who sell our products through adult, mass market, drug and other sites offering sexual wellness products, (3) mail order catalogers, and (4) wholesale distributors of adult / sexual wellness products. These wholesale accounts have approximately 950 retail locations and/or websites in the United States and Canada. We have a growing number of retailers who have added a dedicated Liberator exhibition concept to their merchandising space. We also sell internationally through a Netherlands-based third-party fulfillment service, and through a distributor in Australia.

All products sold under the Liberator brand provided 46% and 48% of our revenues for our fiscal years ended June 30, 2015 and 2014, respectively.

Resale Products

Beginning in 2006, we began importing high-quality pleasure objects from around the world. These resale products (including Tenga products) provided 34% and 32% of our revenues in each of our fiscal years ended June 30, 2015 and 2014, respectively.

Under OneUp, we also function as an exclusive resale distributor of the Tenga brand in North America. Tenga products are sold through the same wholesale and direct-to-consumer channels as branded Liberator products. Sales of Tenga products accounted for approximately 22% and 21% of net sales in the years ended June 30, 2015 and 2014, respectively, and approximately 17% of the total gross profit in those same years.

Jaxx and Avana Comfort Products

The Company sells a line of contemporary casual seating under the Jaxx brand. Jaxx is an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx product line and accessory products are sold through the following four wholesale channels: (1) beanbag e-tailers, (2) mass marketers, (3) mail order catalogers, and (4) retail furniture stores. The Company also owns and manages a website under the URL www.JaxxLiving.com for direct to consumer sales. Our Jaxx products provided 15% of our revenues in our fiscal year ended June 30, 2015 and 13% in our fiscal year ended June 30, 2014.

The contemporary seating business is highly competitive. We believe we can compete effectively on the basis of product quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as distribution through the multiple sales channels where consumers prefer to purchase.

The Avana product line is a unique collection of comfort products that aid in sleep, meditation, and massage. The Avana product line is sold through e-merchants, mail order catalogers and through our website under the URL www.avanacomfort.com.

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

 In fiscal 2014, the Company adopted a new international sales strategy. In the European Union, the Company has shifted from a licensee model to a direct sales model with the addition of a US-based salesperson. This salesperson is responsible for wholesale sales, marketing operations and customer service in the European Union and other international markets. Total international sales represented less than 2% of our total net sales in the years ended June 30, 2015 and 2014.

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

 Research and Development

As a consumer-driven innovation company, we use consumer and market research to better understand consumer needs. This research guides our product development and marketing teams in the design and delivery of our products and customer experience. Our product development expenses were $124,674 in the year ended June 30, 2015, and $103,194 in the year ended June 30, 2014.

Sources and Availability of Raw Materials

We obtain all of the raw materials and components used to produce our products from outside sources. A number of components, including certain fabrics and zippers, are sourced from suppliers who currently serve as our sole or primary source of supply for these components. We believe we can obtain these raw materials and components from other sources of supply, although we could experience some short-term disruption in our ability to fulfill orders in the event of an unexpected loss of supply from one of the primary suppliers. We utilize dual sourcing on targeted components when effective.

Major Customers

Our ten largest customers (excluding our own e-commerce sites and retail store) accounted for approximately 39% of net sales for the year ended June 30, 2015 and 28% of net sales for the year ended June 30, 2014. Sales to (and through) Amazon accounted for 26% of our net sales during the year ended June 30, 2015 and 16% of our sales for the year ended June 30, 2014. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Competition

We compete with other manufacturers, distributors and marketers of wellness, lifestyle and casual seating, both within and outside the U.S. The sexual wellness and furniture industries are highly fragmented and competition for the sale of such products comes from many sources. These products are sold primarily through retailers (independent retailers, drug store chains, and mass market retailers), distributors, and direct sales channels (internet marketing and mail order companies).

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

 Our range of retail product price points generally places us in the upper 50th percentile of the average adult retail pleasure object purchased. We believe our success depends, in large part, on our ability to create and market products that enhance intimacy and provide consumers with on-going value which will lead them to purchase other Liberator styles and designs.

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

The sexual wellness industry is highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the total number or size of our competitors. The sexual wellness industry has undergone consolidation in the recent past and we expect that trend to continue in the near term.

We believe competition in our industries is based on, among other things, the ability to deliver the right product at the right time, product quality and safety, innovation, customer service and price. We believe we compete favorably with other companies because of our ability to provide a broad product offering for customers, our vertically-integrated manufacturing operation which allows us to quickly respond to customer demand, our commitment to quality and safety, and our commitment to minimizing our environmental impact.

Our future competitive position will likely depend on, but not be limited to, the following:

  the continued acceptance of our products by our customers and consumers;

  our ability to protect our proprietary rights in our patent and trademarks and the continued validity of such intellectual property;

  our ability to successfully expand our product offerings;

  our ability to maintain adequate inventory levels to meet our customers’ demands;

  our ability to expand;

  our ability to continue to manufacture high quality products at competitive prices;

  our ability to attract and retain qualified personnel;

  the effect of any future governmental regulations on our products and business;

  the continued growth of the global sexual wellness industry; and

  our ability to respond to changes within the industry and consumer demand, financially and otherwise.

Government Regulation

We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations that regulate the promotion and sale of merchandise and the operation of warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Intellectual Property

The Liberator trademark is registered with the United States Patent and Trademark office and with the registries of many foreign countries. In addition we were issued approximately 20 other product name trademarks and trade names including: “Bedroom Adventure Gear”®, “Explore More”®, Ramp®, Wedge®, Stage®, Esse®, Zeppelin®, Hipster®, Wing®, Equus®, Jaxx® and Bonbon®. In August 2005, we were issued utility patent number US 6,925,669 “Support Cushion and System of Cushions.” We believe our trademarks and patent have significant value and we intend to continue to vigorously protect them against infringement.

Employees and Labor Relations

As of September 19, 2015, we had 145 employees (104 in production and warehouse operations, and 41 in sales, marketing and administrative operations).  Additional staffing is typically required to support the peak holiday period through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

Seasonality

Our business is seasonal and, as a result, revenues will vary from quarter to quarter. During the past three years, we have realized an average of approximately 29% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 27% of our revenues in the third quarter, which includes Valentine’s Day.

Financial Information about Our Business Segments and Geographic Areas

We conduct our business through two primary sales channels: Direct (consisting of our Internet websites and our Atlanta store) and Wholesale (consisting of our stocking reseller, drop-ship, contract manufacturing and distributor accounts). During our last two years, substantially all of our revenue was generated within North America, and all of our long-lived assets are located within the United States. The following is a summary of our revenues:

(Dollars in thousands)	Fiscal 2015	Fiscal 2014
Direct	$5,260	$6,016
Wholesale	9,835	8,178
Other	459	526
Total Net Sales	$15,554	$14,720

Net sales in the Other channel consists of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2015	Fiscal 2014
Direct sales channel net sales	$5,260	$6,016
Direct net sales as a percentage of total revenues	33.8%	40.9%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2015	Fiscal 2014
Wholesale sales channel net sales	$9,835	$8,178
Wholesale net sales as a percentage of total revenues	63.2%	55.6%

As of June 30, 2015, the Company has over 1,000 active wholesale accounts, most of which are located in the United States.

Sales by Product Type

The following table represents the dollars and percentage of net sales by product type:

(Dollars in thousands)	Year Ended June 30, 2015		Year Ended June 30, 2014
Net sales:
Liberator	$7,204	46%	$7,083	48%
Jaxx	2,253	15%	1,964	13%
Resale	5,325	34%	4,667	32%
Other	772	5%	1,006	7%
Total Net Sales	$15,554	100%	$14,720	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to retailers and distributors as well as directly through our two e-commerce sites and single retail store. Net sales of Liberator products increased 2% during the year ended June 30, 2015, from the comparable year earlier period. This increase is primarily related to the ongoing success of our eco-compression packaging and higher sales of Liberator products to (and through) Amazon.com.

Jaxx - Jaxx products are casual modular seating products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products increased 15% during the year ended June 30, 2015, compared to the prior year. This increase is primarily due to greater sales of Jaxx products to (and through) Amazon and other e-merchants.

Resale - Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Sales of resale products increased 14% during the year ended June 30, 2015 from the prior year.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2015 decreased 23% compared to the prior year. This decrease is due to a decrease in the number of contract manufacturing projects during fiscal year 2015 from the prior fiscal year, combined with a decrease in fulfillment revenue.

ITEM 1A. Risk Factors

Not applicable to a smaller reporting company.

ITEM 2. Properties

We are headquartered in Atlanta, Georgia. Our mailing address is 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, administrative offices and a 2,500 square foot factory concept store. On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2015, the Company has completed $56,754 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the 12 months ended June 30, 2015 and 2014 was $350,082 and $323,722, respectively.

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

ITEM 4. Mine Safety Disclosures

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets Group on the OTCQB tier (“OTCQB”) under the symbol “LUVU.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCQB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions. The last sale price of our common stock, as reported on the OTCQB on September 14, 2015, was $0.035 per share.

Fiscal Year
2015	High Bid	Low Bid
Fourth Quarter: 4/1/15 to 6/30/15	$0.05	$0.02
Third Quarter: 1/1/15 to 3/31/15	0.06	0.01
Second Quarter: 10/1/14 to 12/31/14	0.03	0.01
First Quarter: 7/1/14 to 9/30/14	$0.03	$0.02

Fiscal Year
2014	High Bid	Low Bid
Fourth Quarter: 4/1/14 to 6/30/14	$0.05	$0.02
Third Quarter: 1/1/14 to 3/31/14	0.09	0.04
Second Quarter: 10/1/13 to 12/31/13	0.07	0.04
First Quarter: 7/1/13 to 9/30/13	$0.07	$0.05

Holders

As of October 7, 2015, we had approximately 82 stockholders of record of our common stock and approximately 450 beneficial holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2015.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining, available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,760,500	$.08	839,500 (2)
Equity compensation plans not approved by security holders (3)	400,000	.06	-0-

Total	4,160,500	$.09	839,500

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2015 and 2014 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2015	Year Ended June 30, 2014
Net sales	100%	100%
Cost of goods sold	76%	74%
Gross profit	24%	26%
Selling, General and Administrative Expenses	24%	26%
Operating (loss) income	(0)%	0%

Fiscal Year ended June 30, 2015 Compared to the Fiscal Year Ended June 30, 2014

Net sales. Net sales for the twelve months ended June 30, 2015 increased from $14,719,641 for the comparable prior year period by approximately $834,697, or 6%, to $15,554,338.  The increase in total net sales was substantially due to a 20% increase in sales through the Wholesale sales channel, offset in part, by a 13% decrease in sales through the Direct sales channel. The Direct sales channel, which consists of consumer sales through our three websites and, to a lesser extent, our single retail store, decreased from approximately $6.0 million in the twelve months ended June 30, 2014 to approximately $5.3 million in the twelve months ended June 30, 2015, a decrease of approximately 13%.  Sales to wholesale customers increased approximately 20% from the prior year to approximately $9.8 million. The increase in sales through the Wholesale channel was primarily due to higher sales to (and through) Amazon.com. Sales directly to Amazon and through Amazon as our own seller accounted for 26% of our net sales in fiscal 2015. The Wholesale sales channel includes Liberator products and resale products sold to brick-and-mortar retailers, e-merchants like Amazon, Overstock, Brookstone and others, and, to a lesser degree, products sold to distributors. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel decreased 13% to $.5 million in the twelve months ended June 30, 2015, primarily as a result of lower shipping and handling charges on sales through the Direct channel.  We expect Other revenue to continue to decline in future periods as “free” or reduced-cost shipping and handling becomes a growing trend in the e-commerce industry.

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  As a result of a 9% increase in the cost of goods sold from the fiscal year ended June 30, 2014, total gross profit as a percentage of sales for the year ended June 30, 2015 decreased to 24% from 26% in the prior year. Despite the increased sales, gross profit dollars decreased to $3,755,797 from $3,852,433 in the prior year and represented a 2.5% decrease. Gross profit as a percentage of sales decreased primarily as a result of higher raw material costs and higher labor related to manufactured products.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2015 were 23% of net sales, or $3,606,720, compared to 24% of net sales, or $3,592,102, for the year ended June 30, 2014.  Other selling and marketing expense (which excludes advertising and promotion expense) was essentially unchanged from the prior year at $1,266,329.  General and administrative expense was also unchanged from the prior year at $1,928,922.

Other income (expense). Other income (expense) was essentially unchanged from the prior year at ($403,655) and consisted primarily of interest expense totaling $395,183. The loss on disposal of assets in fiscal 2015 was primarily due to the write-down of the former foam repurposing equipment.

Income taxes. No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2015 and 2014. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss from operations of ($473,746), or ($0.01) per diluted share, for the twelve months ended June 30, 2015 compared with a net loss from operations of ($376,056), or ($0.01) per diluted share, for the twelve months ended June 30, 2014.

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

  Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2015	2014
Cash flow data from continuing operations:
Cash provided by (used in) operating activities	$366,055	$(199,396)
Cash provided used in investing activities	(59,567)	(35,417)
Cash (used in) provided by financing activities	$(406,541)	$429,454

As of June 30, 2015, our cash and cash equivalents totaled $492,448, compared to $592,501 in cash and cash equivalents as of June 30, 2014.

Operating Activities

Net cash used in operating activities primarily consists of the net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, loss on disposal of fixed assets, and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $366,055 in the year ended June 30, 2015. Net cash used in operating activities was $199,396 in the year ended June 30, 2014. The primary reason for the increase in cash provided by operating activities in fiscal 2015 was the decrease in inventory and the increase in accounts payable, offset in part by the increase in accounts receivable and the increased net loss.

Investing Activities

Cash used in investing activities in the years ended June 30, 2015 and 2014 was primarily for the purchase of production equipment, leasehold improvements and computer equipment.

Financing Activities

Cash used in financing activities in the year ended June 30, 2015 of ($406,541) was primarily due to the repayment of short-term debt and repayment of the credit card advance, offset in part by borrowing from the new credit card advance and other credit facilities.

Cash provided by financing activities in the year ended June 30, 2014 of $429,454 was primarily attributable to borrowings from unsecured notes payable, net borrowings under our line of credit, and proceeds from the credit card advance, partially offset by repayment of the unsecured notes payable and the credit card advance.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $473,746 for the year ended June 30, 2015 and a net loss of $376,056 for the year ended June 30, 2014. As of June 30, 2015, we have an accumulated deficit of $8,897,487 and a working capital deficit of $1,764,044. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we hired additional sales people and continued to make improvements to our e-commerce sites during fiscal 2015. We also installed new equipment during fiscal 2015 to increase the efficiency and capacity of our foam repurposing operation. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $250,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

Capital Resources

We expect total capital expenditures for fiscal 2016 to be under $100,000 and to be funded by capital leases and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

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

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2015 the prime rate was 3.25%) and the Monthly Service Fee was changed to .5% per month. The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation. In addition, the loan has a corporate guarantee from Liberator, Inc.  At June 30, 2015, we had utilized $720,013 from our line of credit, compared to a utilization of $698,258 at June 30, 2014.  On June 30, 2015, we were current and in compliance with all terms and conditions of this line of credit.

On April 24, 2015, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman. As of June 30, 2015, the principle amount was $316,266, net of a discount of $38,400.

Subsequent to June 30, 2015, the company borrowed an additional $100,000 from Power Up. Terms for this additional amount call for a repayment of $119,000, which includes a one-time finance charge of $19,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $566.67 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2015 are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Inflation

During fiscal 2015, we experienced increases in various raw material costs and increases in labor costs. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2016, although there is no assurance this will occur. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2015, we carried a valuation allowance of $2.6 million against our net deferred tax assets.

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

In fiscal year 2015, we did generate positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net loss from continuing operations to Adjusted EBITDA income from continuing operations for the years ended June 30, 2015 and 2014:

	Year ended June 30,
	2015	2014
Net loss	$(473,746)	$(376,056)
Less interest income	(438)	(628)
Plus interest expense	395,183	404,166
Plus depreciation and amortization expense	219,168	232,849
Plus stock-based compensation	41,555	59,497
Plus loss on disposal of assets	8,910	—
Adjusted EBITDA income from continuing operations	$190,632	$319,828

As used herein, Adjusted EBITDA represents income from continuing operations before interest income, interest expense, depreciation, amortization, loss on disposal of assets, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation expense as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss from continuing operations of the Company or net cash used in operating activities.

Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss from continuing operations as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for stock-based compensation expense and loss on disposal of assets.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

  Not applicable for a smaller reporting company.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Liberator, Inc.

We have audited the accompanying consolidated balance sheets of Liberator, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Liberator, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the years ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a net loss of $473,746, a working capital deficiency of $1,764,044, and an accumulated deficit of $8,897,487. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

October 12, 2015

Liberator, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2015 and 2014

	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$492,448	$592,501
Accounts receivable, net of allowance for doubtful accounts of $21,780 in 2015 and $9,076 in 2014	747,904	615,744
Inventories, net of allowance for inventory reserve of $26,350 in 2015 and $0 in 2014	1,302,654	1,371,832
Prepaid expenses	98,204	97,558
Total current assets	2,641,210	2,677,635

Equipment and leasehold improvements, net	627,840	630,217
Other assets	2,996	2,996
Total assets	$3,272,046	$3,310,848
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,094,152	$1,651,152
Accrued compensation	265,627	213,444
Unsecured lines of credit	40,731	1,002
Accrued expenses and interest	174,254	216,386
Line of credit	720,013	698,258
Short-term unsecured notes payable	483,235	988,464
Current portion of term note payable - shareholder	108,083	—
Current portion of leases payable	70,349	31,836
Current portion of deferred rent payable	16,544	81,263
Merchant cash advance (net of discount; $38,400 in 2015 and $48,000 in 2014)	316,266	365,542
Notes payable-related party	116,000	116,000
Total current liabilities	4,405,254	4,363,347
Long-term liabilities:
Leases payable	154,363	70,668
Unsecured note payable	300,000	100,000
Term note payable - shareholder	522,324	—
Convertible notes payable – shareholder	—	625,000
Deferred rent payable	214,753	44,290
Total long-term liabilities	1,191,440	839,958
Total liabilities	5,596,694	5,203,305
Commitments and contingencies (See Note M)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of June 30, 2015 and 2014	430	430
Common stock, $0.01 par value, 175,000,000 shares authorized, and 70,702,596 shares issued and outstanding in 2015 and 2014, respectively	707,026	707,026
Additional paid-in capital	5,865,383	5,823,828
Accumulated deficit	(8,897,487)	(8,423,741)
Total stockholders’ deficit	(2,324,648)	(1,892,457)
Total liabilities and stockholders’ deficit	$3,272,046	$3,310,848

 The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2015 and 2014

	2015	2014

Net Sales	$15,554,338	$14,719,641
Cost of goods sold	11,798,541	10,867,208
Gross profit	3,755,797	3,852,433
Operating expenses:
Advertising and promotion	411,469	404,288
Other selling and marketing	1,266,329	1,276,980
General and administrative	1,928,922	1,910,834
Depreciation	219,168	232,849
Total operating expenses	3,825,888	3,824,951
Operating (loss) income	(70,091)	27,482

Other income (expense):
Loss on disposal of assets	(8,910)	—
Interest income	438	628
Interest expense and financing costs	(395,183)	(404,166)
Total other income (expense)	(403,655)	(403,538)
Loss from operations before income taxes	(473,746)	(376,056)
Provision for income taxes	—	—
Net loss	$(473,746)	$(376,056)

Net loss per share:
Basic and diluted loss per common share	$(0.01)	$(0.01)
Weighted-average common shares outstanding:
Basic and diluted weighted average common and common equivalents shares outstanding	70,702,596	70,702,596

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

From June 30, 2013 to June 30, 2015

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2013	4,300,000	$430	70,702,596	$707,026	$5,764,331	$(8,047,685)	$(1,575,898)
Stock-based compensation expense	—	—	—	—	59,497	—	59,497
Net loss	—	—	—	—	—	(376,056)	(376,056)

Ending balance, June 30, 2014	4,300,000	430	70,702,596	707,026	5,823,828	(8,423,741)	(1,892,457)

Stock-based compensation expense	—	—	—	—	41,555	—	41,555
Net loss	—	—	—	—	—	(473,746)	(473,746)
Ending balance, June 30, 2015	4,300,000	$430	70,702,596	$707,026	$5,865,383	$(8,897,487)	$(2,324,648)

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2015 and 2014

	2015	2014
OPERATING ACTIVITIES:
Net loss	$(473,746)	$(376,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	219,168	232,849
Stock-based compensation expense	41,555	59,497
Loss on disposal of fixed assets	8,910	—
Provision for bad debt	12,704	13,102
Provision for inventory reserve	26,350	—
Deferred rent payable	105,744	(67,963)

Change in operating assets and liabilities:
Accounts receivable	(144,864)	(105,946)
Inventory	42,828	37,871
Prepaid expenses and other assets	(646)	(19,143)
Accounts payable	443,001	43,387
Accrued expenses and interest	32,868	(16,328)
Accrued payroll and related	52,183	(666)
Net cash provided by (used in) operating activities	366,055	(199,396)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(59,567)	(35,417)
Net cash used in investing activities	(59,567)	(35,417)

FINANCING ACTIVITIES:
Net cash provided by line of credit	21,755	332,062
Borrowing (repayment) of unsecured line of credit	39,729	(11,533)
Proceeds from credit card advance	400,000	400,000
Repayment of credit card advance	(449,276)	(384,410)
Proceeds from short-term debt	—	730,000
Repayment of term note - shareholder	(69,593)	—
Repayment of short-term debt	(305,230)	(606,161)
Principle payments on capital leases	(43,926)	(30,504)
Net cash (used in) provided by financing activities	(406,541)	429,454
Net (decrease) increase in cash and cash equivalents	(100,053)	194,641
Cash and cash equivalents at beginning of period	592,501	397,860
Cash and cash equivalents at end of period	$492,448	$592,501

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Additions to capital leases	$166,134	$70,659
Conversion of principal and interest on convertible notes payable - shareholder	$700,000	$—
Forgiveness of interest on convertible notes payable - shareholder	$20,700	$—
Cash paid during the year for:
Interest	$408,366	$378,813
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

 Liberator, Inc. (the “Company” or Liberator) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”).

The Company is primarily a designer and manufacturer of various specialty furnishings for the sexual wellness, lifestyle and casual furniture and seating market.  The Company has also become an online retailer of products for the sexual wellness market.  All of the Company’s operations are located in the same facility in Atlanta, Georgia, including product development, sales, manufacturing and administration.  Sales are generated through internet and print advertisements.  We have a diversified customer base with only one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we experience higher sales in the second and third quarters.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $473,746 and $376,056 for the years ended June 30, 2015 and 2014, respectively and as of June 30, 2015 the Company has an accumulated deficit of $8,897,487 and a working capital deficit of $1,764,044. This raised substantial doubt about to its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we hired additional sales people and continued to make improvements to our e-commerce sites during fiscal 2015. We also installed new equipment during fiscal 2015 to increase the efficiency and capacity of our foam repurposing operation. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $250,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

 The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: income taxes; tax valuation reserves; allowances for doubtful accounts; inventory valuation and reserves, share-based compensation; and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

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

The following is a summary of Accounts Receivable as of June 30, 2015 and June 30, 2014.

	June 30, 2015	June 30, 2014
Accounts receivable	$782,832	$634,553
Allowance for doubtful accounts	(21,780)	(9,076)
Allowance for discounts and returns	(13,148)	(9,733)
Total accounts receivable, net	$747,904	$615,744

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

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2015 and 2014 that exceeded the balance insured by the FDIC by $242,448 and $287,182, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2015, we purchased 27% and 13% of total inventory purchases from two vendors.

During 2014, we purchased 30% and 19% of total inventory purchases from two vendors.

 As of June 30, 2015 and 2014, one of the Company’s customers (Amazon) represents 32% and 38% of the total accounts receivables, respectively. Sales to (and through) Amazon accounted for 26% of our net sales during the year ended June 30, 2015 and 16% of our sales for the year ended June 30, 2014.

Fair Value of Financial Instruments

At June 30, 2015 and 2014, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures , which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

· Level 1 : Observable inputs such as quoted prices for identical assets or liabilities in active markets;

· Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

· Level 3 : Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.

The valuation techniques that may be used to measure fair value are as follows:

A. Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities ..

B. Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method .

C. Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $25,937 at June 30, 2015 and $35,516 at June 30, 2014. Advertising expense for the years ended June 30, 2015 and 2014 was $411,469 and $404,288, respectively.

 Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $124,674 for the year ended June 30, 2015 and $103,194 for the year ended June 30, 2014.

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

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2015, the Company has completed $56,754 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the years ended June 30, 2015 and 2014 was $350,082 and $323,722, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note M - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.   Direct includes product sales through our two e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non- Liberator products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2015	Year Ended June 30, 2014	% Change
Net Sales by Channel:
Direct	$5,260,019	$6,015,303	(13)%
Wholesale	$9,835,170	$8,178,630	20%
Other	$459,149	$525,708	(13)%
Total Net Sales	$15,554,338	$14,719,641	6%

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2015%		June 30, 2014%		Change
Gross Profit by Channel:
Direct	$2,360,585	45%	$2,911,254	48%	(19)%
Wholesale	$1,862,985	19%	$1,364,034	17%	37%
Other	$(467,773)	(102)%	$(422,855)	(80)%	(11)%
Total Gross Profit	$3,755,797	24%	$3,852,433	26%	(3)%

Recent Accounting Pronouncements

In June 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” covers a wide range of Topics in the Codification. The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2015 and 2014, which consist of options, warrants, and convertible notes, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The total potential anti-dilutive securities as of June 30, 2015 and 2014 are as follows:

	2015	2014
Convertible Preferred Stock	4,300,000	4,300,000
Stock options	4,160,500	4,270,500
Convertible debt	—	7,545,455
Total	8,460,500	16,115,955

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2015, we carried a valuation allowance of $2.6 million against our net deferred tax assets.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2015 or 2014.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE E – INVENTORIES

All inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.  The Company’s inventories consist of the following components at June 30, 2015 and 2014:

	2015	2014
Raw materials	$554,108	$561,405
Work in process	159,717	195,588
Finished goods	615,179	614,839
Total inventories	1,329,004	1,371,832
Allowance for inventory reserves	(26,350)	—
Total inventories, net of allowance	$1,302,654	$1,371,832

NOTE F – EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property and equipment at June 30, 2015 and 2014 consisted of the following:

	2015	2014	Estimated Useful Life
Factory equipment	$1,909,890	$1,768,253	2-10 years
Computer equipment and software	908,630	899,493	5-7 years
Office equipment and furniture	166,996	166,996	5-7 years
Leasehold improvements	402,407	343,120	10 years
Subtotal	3,387,923	3,177,862
Accumulated depreciation	(2,760,083)	(2,547,645)
Equipment and leasehold improvements, net	$627,840	$630,217

Depreciation expense was $219,168 and $232,849 for the years ended June 30, 2015 and 2014, respectively.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE G - UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2015 and 2014 consisted of the following:

	2015	2014
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 19, 2014. Personally guaranteed by principal stockholder.	$—	$131,221
Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing January 23, 2015. Personally guaranteed by principal stockholder.	—	150,274
Unsecured note payable for $130,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 3, 2015. Personally guaranteed by principal stockholder.	—	106,969
Unsecured note payable for $400,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 28, 2015. Personally guaranteed by principal stockholder.	83,235	—
Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2015 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Subsequent to June 30, 2015, the due date on this note was extended by the holder to July 31, 2017. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Subsequent to May 1, 2015, the due date on this note was extended by the holder to May 1, 2017. Personally guaranteed by principal stockholder.	200,000	200,000
Total unsecured notes payable	$783,235	$1,088,464
Less: current portion	(483,235)	(988,464)
Long-term unsecured notes payable	$300,000	$100,000

NOTE H - NOTES PAYABLE- RELATED PARTY

	June 30, 2015	June 30, 2014
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76,000	$76,000
Total unsecured notes payable	$116,000	$116,000
Less: current portion	(116,000)	(116,000)
Long-term unsecured notes payable	$—	$—

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE I. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of June 30, 2015 the principal balance under this term note was $630,407.

The principal payments required at maturity under the Company’s outstanding short term notes, short term related party notes and term note payable at June 30, 2015 are as follows:

Fiscal Years Ending June 30,
2016	$707,317
2017	330,459
2018	256,379
2019	186,380
2020	49,106
Total	$1,529,641

NOTE J – CREDIT CARD ADVANCE

On May 23, 2014, the Company entered into an agreement with Credit Cash NJ, LLC whereby Credit Cash agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $460,000, which includes a one-time finance charge of $60,000, approximately ten months after the funding date. This will be accomplished by Credit Cash withholding a fixed amount each business day of $2,123 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note N). As of June 30, 2014, the principle amount was $365,542, net of a discount of $48,000. This loan was repaid in full on March 27, 2015.

On April 24, 2015, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note N). As of June 30, 2015, the principle amount was $316,266, net of a discount of $38,400.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2015, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Liberator has provided its corporate guarantee of the credit facility (see Note N).  On June 30, 2015, the balance owed under this line of credit was $720,013.  On June 30, 2015, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE L – UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $40,731 at June 30, 2015 and $1,002 at June 30, 2014.

NOTE M – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility under a ten year operating lease which was signed in September 2005 and expires December 31, 2015. The lease is on an escalating schedule with the final year on the lease at $34,358 per month. The liability for this difference in the monthly payments is accounted for as a deferred rent liability and the balance in this account at June 30, 2015 and 2014 is $231,297 and $125,553. Subsequent to June 30, 2014, the lease was extended until December 31, 2020 and the rent reduced from the current rent of $33,139 to $29,415 per month beginning December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year on the lease at $35,123 per month. The rent expense under this lease for the years ended June 30, 2015 and 2014 was $350,082 and $323,722 respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expired in September 2015.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE M – COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments under non-cancelable operating leases at June 30, 2015 are as follows:

Years ending June 30,
2016	$373,442
2017	381,131
2018	391,496
2019	403,242
2020	415,339
Thereafter through 2021	210,738
Total minimum lease payments	$2,175,388

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $315,953. These assets are included in the fixed assets listed in Note F and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2015:

Years ending June 30,
2016	$90,704
2017	76,535
2018	54,334
2019	36,142
2020	7,978
Future Minimum Lease Payments	$265,693
Less Amount Representing Interest	(40,981)
Present Value of Minimum Lease Payments	224,712
Less Current Portion	(70,349)
Long-Term Obligations under Leases Payable	$154,363

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

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE N – RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the year ended June 30, 2015 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $2,470. The accrued interest on the note as of June 30, 2015 was $14,991. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.25% on June 30, 2014) and totaled $1,300 for the year ended June 30, 2015. On February 21, 2014, one interest installment payment was made to Mr. Friedman in the amount of $4,184. The accrued interest on the note as of June 30, 2015 was $1,945. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015; then extended to January 4, 2016 with the principle due on maturity (see Note G). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note K – Line of Credit).  In addition, Liberator has provided its corporate guarantees of the credit facility.  On June 30, 2015, the balance owed under this line of credit was $720,013.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms. Subsequent to June 30, 2015, the note was extended to July 31, 2017 under the same terms (see Note G). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Prior to October 31, 2014, the note was extended to October 31, 2015 under the same terms (see Note G). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2015; then extended to May 1, 2017 with the principle due on maturity (see Note G). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The loan from Credit Cash (see Note J) was guaranteed by the Company (including OneUp and Foam Labs) and was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.   This loan was repaid in full on March 27, 2015.

The loan from Power Up Lending Group, Ltd. (see Note J) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 note are 26 bi-weekly payments of principal and interest of $17,033 (see Note G). At June 30, 2015, the principal balance of this note as $83,235.

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE N – RELATED PARTY TRANSACTIONS (continued)

 The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $40,731 at June 30, 2015 and $1,002 at June 30, 2014. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At June 30, 2015, the principal balance under the Note was $630,407.

NOTE O – STOCKHOLDERS’ EQUITY

Options

As of June 30, 2015, the Company had one shareholder approved plan, the 2009 Stock Option Plan (the “Plan”), under which shares were available for equity based awards. Under the Plan, 5,000,000 shares of common stock are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock.  The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2015, there were 839,500 options available for grant under the Plan.

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

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	Twelve Months Ended June 30,
	2015	2014

Cost of Goods Sold	$11,513	$14,082
Other Selling and Marketing	24,209	7,297
General and Administrative	5,833	38,118
Total	$41,555	$59,497

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE O – STOCKHOLDERS’ EQUITY (continued)

Stock-based compensation expense recognized in the consolidated statements of operations for each of the twelve month period ended June 30, 2015 and 2014 is based on awards ultimately expected to vest.

A summary of option activity under the Company’s stock plan for the year ended June 30, 2015 and 2014 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2013	3,583,500	$.10	3.8 years
Granted	2,026,000	$.05
Exercised	—	$—
Forfeited or Expired	(1,339,000)	$.09
Outstanding at June 30, 2014	4,270,500	$.09	3.2 years
Granted	350,000	$.03
Exercised	—	$—
Forfeited or Expired	(460,000)	$.04
Outstanding at June 30, 2015	4,160,500	$.07	2.2 years
Exercisable at June 30, 2015	2,080,000	$.09	1.7 years

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.03 for such day.  The total intrinsic value of stock options as of June 30, 2015 and 2014 was $0.

A summary of the Company’s non-vested options for the year ended June 30, 2015 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2014	2,832,875	$.09
Granted	350,000	.03
Vested	(852,625)	.08
Forfeited	(249,750)	.15
Non-vested at June 30, 2015	2,080,500	$.08

The weighted average grant-date fair value of stock options granted during fiscal years 2015 and 2014 were $10,395 and $172,537, respectively.  The total grant-date fair values of stock options that vested during fiscal years 2015 and 2014 were $69,492 and $39,346, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2015:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.03 to $.09	3,338,000	2.4	$.05	1,398,000	$.06
$.15 to $.16	822,500	1.1	$.16	682,000	$.16
Total stock options	4,160,500	2.2	$.07	2,080,000	$.09

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE O – STOCKHOLDERS’ EQUITY (continued)

The range of fair value assumptions related to options granted during the years ended June 30, 2015 and 2014 were as follows:

	2015	2014
Exercise Price:	$0.03	$0.045 – 0.051
Volatility:	259%	231% to 251%
Risk Free Rate:	1.09% to 1.11%	0.99% to 1.04%
Vesting Period:	4 years	Immediate to 4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 to 4.5 years
Dividend Rate	0%	0%

As of June 30, 2015, total unrecognized stock-based compensation expense related to all unvested stock options was $49,855, which is expected to be expensed over a weighted average period of 2.2 years.

Share Purchase Warrants

As of June 30, 2015 and 2014, there were no share purchase warrants outstanding:

NOTE P – INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2015 and 2014, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2015 and 2014 are approximately as follows:

	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$2,626,417	$2,529,234
Valuation allowance	(2,626,417)	(2,529,234)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 38% to pretax loss from continuing operations for the years ended June 30, 2015 and 2014 due to the following:

	2015	2014

Book loss from operations	$179,834	$169,255
Valuation (allowance)	(179,834)	(169,255)
Net tax benefit	$—	$—

Liberator, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2015 and 2014

NOTE P – INCOME TAXES (continued)

At June 30, 2015, the Company had net operating loss (NOL) carryforwards of approximately $6.9 million that may be offset against future taxable income. During 2015 and 2014, the total increase in the valuation allowance was $179,834 and $169,255, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.  The NOL carryforwards expire in the years 2024 through 2035.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2009 through 2015.

NOTE Q – SUBSEQUENT EVENTS

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013; then extended to July 31, 2015 under the same terms. Subsequent to June 30, 2015, the note was extended to July 31, 2017 under the same terms (see Note G). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 1, 2015, the Company announced that its majority shareholder and board of directors approved a change of the company’s corporate name to Luvu Brands, Inc. to reflect its broader offering of wellness and lifestyle products designed for mass market channels. As of the date of this report, the Company is obtaining the necessary regulatory approvals for the name change and expects to have it completed by November 5, 2015.

On September 1, 2015, the Company issued an unsecured promissory note for $200,000 to two individual shareholders. Terms of the $200,000 note are 26 bi-weekly payments of principal and interest of $8,517.

On October 1, 2015, the company borrowed an additional $100,000 from Power Up. Terms for this additional amount call for a repayment of $119,000, which includes a one-time finance charge of $19,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $566.67 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2015, our CEO and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on our assessment, management believes that, as of June 30, 2015, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the SEC that permits the Company to provide only management’s report in the Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015, has not been audited by our auditors or any other independent registered accounting firm.

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

ITEM 9B.  Other Information

None.

PART III.

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The following table sets forth the officers and directors of Liberator, Inc. as of June 30, 2015.

Name	Age	Position
Louis S. Friedman	63	Chief Executive Officer, President, Director
Ronald P. Scott	60	Chief Financial Officer, Secretary, Director
Leslie S. Vogelman	63	Treasurer

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

Committees

As of June 30, 2015, we have not established an audit committee or any other committee of the board of directors and, therefore, the responsibilities of such committees have been conducted by our board of directors as a whole.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2015.

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

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2015 and 2014 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compen- sation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2015	150,000	—	—	—	—	—	150,000
President, Chief Executive	2014	150,000	—	—	—	—	—	150,000
Officer and Chairman of the Board

Ronald P. Scott	2015	145,000	—	—	—	—	—	145,000
Chief Financial Officer, Secretary	2014	145,000	—	—	10,000	—	—	155,000
and Director

(1)	The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures. Refer to Note O of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards. See Grants of Plan-Based Awards table below.

Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending June 30, 2015 to each of our NEOs:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards ($)
Louis S. Friedman	—	—	—	—
Ronald P. Scott	—	—	—	—

 Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2015, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers.

	Outstanding Equity Awards at June 30, 2015 Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	—	—	—	—		—	—
Ronald P. Scott	150,000	50,000	$.16	12/3/2016	(1)	—	—
	200,000	200,000	$.06	10/12/2017	(2)	—	—
	50,000	150,000	$.05	8/10/2018	(3)	—	—

(1)	The common stock option vests pro rata over a four-year period on each of December 3, 2012, December 3, 2013, December 3, 2014 and December 3, 2015.
(2)	The common stock option vests pro rata over a four-year period on each of October 12, 2013, October 12, 2014, October 12, 2015 and October 12, 2016.
(3)	The common stock option vests pro rata over a four-year period on each of August 10, 2014, August 10, 2015, August 10, 2016 and August 10, 2017.

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

Directors’ Compensation

For the fiscal years ended June 30, 2015 and 2014, our directors did not receive any compensation in their capacity as a director.

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

Applicable percentage ownership in the following table is based on 70,702,596 shares of common stock outstanding as of October 7, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 7, 2015, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Liberator, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	32,694,376	(1)	43.6%
Common	Ronald P. Scott	596,416	(2)	0.8%
Common	Leslie Vogelman	375,000	(3)	0.5%
Common	All directors and executive officers as a group (3 persons)	33,665,792		44.4%
5% Shareholders
Common	Hope Capital, Inc. (4)	5,378,001	(5)	7.6%

Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(6)	100.0%
Series A Convertible Preferred Stock	Ronald P. Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000		100.0%

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

(2)	Includes options to purchase 500,000 shares of Common Stock.

(3)	Includes options to purchase 375,000 shares of Common Stock.

(4)	This person’s address is 111 Great Neck Road, Suite 216, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.

(5)	Includes 5,378,001 shares of common stock.

(6)	Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 70.2 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation.  In addition, Liberator has provided its corporate guarantees of the credit facility.  On June 30, 2015, the balance owed under this line of credit was $720,013.

The loan from Power Up Lending Group, Ltd. is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the year ended June 30, 2015 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $2,470. The accrued interest on the note as of June 30, 2015 was $14,991. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.25% on June 30, 2014) and totaled $1,300 for the year ended June 30, 2015. On February 21, 2014, one interest installment payment was made to Mr. Friedman in the amount of $4,184. The accrued interest on the note as of June 30, 2015 was $1,945. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015; then extended to January 4, 2016 with the principle due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms. Prior to July 31, 2015, the note was extended to July 31, 2017 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Prior to October 31, 2014, the note was extended to October 31, 2015 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2015; then extended to May 1, 2017 with the principle due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 note are 26 bi-weekly payments of principal and interest of $17,033. At June 30, 2015, the principal balance of this note as $83,235.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At June 30, 2015, the principal balance under the Note was $630,407.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for a monthly payment of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $40,731 at June 30, 2015 and $1,002 at June 30, 2014. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2015	2014
Audit Fees (1)	$41,500	$41,500
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.
(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees – This category consists of fees for other miscellaneous items.

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

PART IV.

ITEM 15.      Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2015 and 2014 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Liberator, Inc., and the majority shareholder of Liberator, Inc., dated as of October 19, 2009 (2)
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009 (3)
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to the Articles of Incorporation (4)
3.4	Articles of Amendment to the Articles of Incorporation, effective February 28, 2011 (5)
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc. (4)
4.2	3% Promissory Note issued September 5, 2014 (12)
10.1	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (3)
10.2	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (3)
10.3	Exclusive Distribution Agreement between OneUp Innovations, Inc. and TENGA Co., Ltd., dated December 12, 2012 (9)
10.4	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011 (7)
10.5	Guarantee between Liberator, Inc. and Advance Financial Corporation, dated May 24, 2011 (7)
10.6	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011(7)
10.7	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011(7)
10.8	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013 (11)
10.9	Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated November 4, 2010 (6)
10.10	Advance Schedule No. 3 to Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated October 4, 2012 (8)
10.11	Advance Schedule No. 4 to Credit Card Receivables Advance Agreement between Credit Cash NJ, LLC, OneUp Innovations, Inc. and Foam Labs, Inc., dated May 14, 2013 (11)
10.12	First Amendment to Lease dated July 23, 2014 by and between Bedford Realty Company, LLC and OneUp Innovations, Inc. (13)
10.13	Credit Card Receivables Advance Agreement with Power Up Lending Group, dated April 21, 2015 (14)
10.14	Advance Schedule No. 2 to Credit Card Receivables Advance Agreement with Power Up Lending Group, dated April 21, 2015 *

Exhibit No.	Description
21.1	Subsidiaries (13)
23.1	Consent of Liggett, Vogt & Webb P.A., independent registered public accounting firm *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

___________________

*           Filed herewith.

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2)	Filed on October 22, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on March 24, 2010 as an exhibit to Amendment No. 1 to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on February 23, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on March 3, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on November 9, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on October 12, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(8)	Filed on October 11, 2012 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(9)	Filed on February 8, 2013 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.
(10)	Filed on August 15, 2013 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.
(11)	Filed on September 30, 2013 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(12)	Filed on September 5, 2014 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(13)	Filed on September 29, 2014 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(14)	Filed on May 13, 2015 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATOR, INC.

Date: October 12, 2015	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	October 12, 2015
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	October 12, 2015
Ronald P. Scott