Form 10-Q
period 2015-09-30
Luvu Brands, Inc.
filed 2015-11-19
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File Number: 000-53314

Luvu Brands, Inc.

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

As of November 12, 2015 there were 71,452,596 shares of the registrant’s common stock outstanding.

LUVU BRANDS, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At September 30, 2015 (unaudited) and June 30, 2015	3

	Condensed Consolidated Statements of Operations –
	For the Three Months Ended September 30, 2015 and September 30, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	For the Three Months Ended September 30, 2015 and September 30, 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

SIGNATURES		27

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2015 (unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$452,589	$492,448
Accounts receivable, net	757,147	747,904
Inventories, net	1,477,799	1,302,654
Prepaid expenses	84,948	98,204

Total current assets	2,772,483	2,641,210

Equipment and leasehold improvements, net	764,002	627,840
Other assets	2,996	2,996

Total assets	$3,539,481	$3,272,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,398,534	$2,094,152
Accrued compensation	380,960	265,627
Unsecured lines of credit	37,334	40,731
Accrued expenses and interest	130,191	174,254
Line of credit	738,240	720,013
Short-term unsecured notes payable	485,990	483,235
Current portion of equipment notes payable	33,238	—
Current portion of term note payable – shareholder	113,139	108,083
Current portion of leases payable	64,784	70,349
Current portion of deferred rent payable	19,271	16,544
Merchant cash advance (net of discount)	193,777	316,266
Notes payable – related party	116,000	116,000

Total current liabilities	4,711,458	4,405,254
Long-term liabilities:
Leases payable	117,194	154,363
Equipment notes payable	144,812	—
Deferred rent payable	209,253	214,753
Unsecured note payable	400,000	300,000
Term note payable - shareholder	493,721	522,324

Total liabilities	6,076,438	5,596,694
Commitments and contingencies (note 14)	—	—

Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of September 30, 2015 and June 30, 2015	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 70,702,596 shares issued and outstanding at September 30, 2015 and at June 30, 2015	707,026	707,026
Additional paid-in capital	5,875,309	5,865,383
Accumulated deficit	(9,119,722)	(8,897,487)
Total stockholders’ deficit	(2,536,957)	(2,324,648)

Total liabilities and stockholders’ deficit	$3,539,481	$3,272,046

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2015	2014

Net Sales	$3,717,443	$3,575,348
Cost of goods sold	2,803,597	2,664,144
Gross profit	913,846	911,204
Operating expenses:
Advertising and promotion	70,003	89,663
Other selling and marketing	342,743	312,999
General and administrative	562,476	448,449
Depreciation and amortization	58,419	55,131
Total operating expenses	1,033,641	906,242
Operating (loss) income	(119,795)	4,962
Other income (expense):
Interest income	57	141
Interest (expense) and financing costs	(102,497)	(89,427)
Total other income (expense)	(102,440)	(89,286)
Loss from operations before income taxes	(222,235)	(84,324)
Provision for income taxes	—	—
Net loss	$(222,235)	$(84,324)
Net loss per share
Basic and diluted loss per common shares	$(0.00)	$(0.00)
Weighted-average common shares outstanding
Basic and diluted weighted average common and common equivalent shares outstanding	70,702,596	70,702,596

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(222,235)	$(84,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,419	55,131
Stock based compensation expense	9,926	11,039
Provision for bad debt	(2,665)	4,120
Deferred rent payable	(2,773)	55,640
Changes in operating assets and liabilities:
Accounts receivable	(6,578)	(122,563)
Inventories	(175,145)	77,711
Prepaid expenses and other assets	13,256	(3,206)
Accounts payable	304,381	60,779
Accrued compensation	115,333	97,044
Accrued expenses and interest	(44,063)	(46,640)
Net cash provided by operating activities	47,856	104,731

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(32,113)	(1,438)
Net cash used in investing activities	(32,113)	(1,438)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	(23,547)	—
Proceeds from unsecured note payable	200,000	—
Net cash provided by line of credit	18,227	81,649
Net repayment of credit card cash advance	(122,489)	(122,122)
Repayment of unsecured line of credit	(3,397)	(1,022)
Payments on equipment notes	(11,819)	—
Repayment of short-term unsecured notes payable	(97,244)	(16,484)
Principal payments on capital leases	(15,333)	(8,099)
Net cash used in financing activities	(55,602)	(66,058)

Net (decrease) increase in cash and cash equivalents	(39,859)	37,235
Cash and cash equivalents at beginning of period	492,448	592,501
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$452,589	$629,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$162,468	$—
Cash paid during the period for:
Interest	$100,607	$105,623
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Luvu Brands, Inc. (the “Company” or “Luvu Brands”, formerly known as Liberator, Inc.) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”).

The Company is a vertically integrated US-based manufacturer that has built several brands in the wellness, lifestyle and casual furniture and seating categories. Many of our products are offered in innovative vacuum eco-compressed packaging for retail stores, mass merchants, drug and internet retailers worldwide.  All of the Company’s brands are headquartered in Atlanta, Georgia in a 140,000 square foot manufacturing facility that employs over 140 people.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no particular concentration of credit risk in one economic sector.  For the three months ending September 30, 2015, sales to and through Amazon accounted for 30% of our net sales. Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third quarters.

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Going Concern - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of September 30, 2015, the Company has an accumulated deficit of $9,119,722 and a working capital deficit of $1,938,975. This raises substantial doubt about to its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase gross profit margins through improved production controls and reporting. We also plan to manage discretionary expense levels to be better aligned with current and expected revenue levels.  Furthermore, our plan of operation for the next twelve months continues a strategy for growth within our existing lines of business with an on-going focus on growing domestic Direct sales. We estimate that the operational growth plans we have identified will require approximately $200,000 of funding. We expect to invest approximately $100,000 on sales and marketing programs, primarily sexual wellness advertising in magazines, on the internet and on cable television. We will also be exploring the opportunity to acquire other compatible businesses.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (Continued)

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

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2015 filed on October 13, 2015.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: asset impairment; income taxes; tax valuation reserves; allowances for doubtful accounts; inventory valuation and reserves; share-based compensation; and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following is a summary of Accounts Receivable as of September 30, 2015 and June 30, 2015.

	September 30, 2015 (unaudited)	June 30, 2015
Accounts receivable	$785,523	$782,832
Allowance for doubtful accounts	(19,115)	(21,780)
Allowance for discounts and returns	(9,261)	(13,148)
Total accounts receivable, net	$757,147	$747,904

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at September 30, 2015 that exceeded the balance insured by the FDIC by $190,637.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three month ended September 30, 2015, we purchased 20% and 11% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2015, we purchased 27% and 13% of total inventory purchases from two vendors.

As of September 30, 2015 one of the Company’s customers (Amazon) represents 41% of the total accounts receivables.

Fair Value of Financial and Derivative Instruments

At September 30, 2015, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

 NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $25,288 at September 30, 2015 and $25,937 at June 30, 2015. Advertising expense for the three months ended September 30, 2015 and 2014 was $70,003 and $89,663, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $38,031 and $27,094 for the three months ended September 30, 2015 and 2014, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2015.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of September 30, 2015, the Company has completed $56,473 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2015 and 2014 was $88,120 and $88,779, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 14 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our two e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products (purchased products, Jaxx and Avana products) sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months ending September 30, 2015, sales to and through Amazon accounted for 30% of our net sales.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)
	September 30, 2015	September 30, 2014
Net Sales:
Direct	$1,128,374	$1,252,720
Wholesale	2,486,035	2,209,610
Other	103,034	113,018
Total Net Sales	$3,717,443	$3,575,348

Gross Profit:
Direct	$514,027	$557,136
Wholesale	500,686	431,309
Other	(100,867)	(77,241)
Total Gross Profit	$913,846	$911,204

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In September 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been made available for issuance. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of September 30, 2015 and 2014, which consist of options, warrants, and convertible notes, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive:

	September 30,
	2015	2014
Common stock options	4,455,500	4,110,500
Convertible preferred stock	4,300,000	4,300,000
Total	8,755,500	8,410,500

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. STOCK-BASED COMPENSATION

Options

At September 30, 2015, the Company had the 2009 Stock Option Plan (the “Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance until the Plan terminates on October 20, 2019.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2015, the number of shares available for issuance under the Plan was 544,500.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2015:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2015	4,160,500	2.2	$.07	$—
Granted	700,000	4.8	$.03	$—
Exercised	—	—	$—	$—
Forfeited or expired	(405,000)	3.7	$.07	$—
Options outstanding as of September 30, 2015	4,455,500	4.0	$.09	$—
Options exercisable as of September 30, 2015	2,223,000	2.0	$.09	$—

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 3. STOCK-BASED COMPENSATION (Continued)

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.035 for such day.

There were 700,000 stock options granted during the three months ended September 30, 2015 and no stock options granted during the three months ended September 30, 2014. The value assumptions related to options granted during the three months ended September 30, 2015 were as follows:

Three Months Ended September 30, 2015
Exercise Price:	$.02 - $.03
Volatility:	270% - 284%
Risk Free Rate:	1.24% - 1.38%
Vesting Period:	4 years
Forfeiture Rate:	0%
Expected Life	4.1 years
Dividend Rate	0%

The following table summarizes the weighted average characteristics of outstanding stock options as of

September 30, 2015:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to .03	900,000	4.7	$.03	—	—
$.05 to .09	2,769,000	2.4	$.06	1,572,000	$.06
$.15 to $.16	786,500	.9	$.16	651,000	$.16
Total stock options	4,455,500	2.6	$.07	2,223,000	$.09

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month period ended September 30, 2015 and 2014 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plan:

	Three Months Ended September 30,
	2015	2014
Cost of Goods Sold	$2,550	$3,207
Other Selling and Marketing	1,883	1,424
General and Administrative	5,493	6,408
Total Stock-based Compensation Expense	$9,926	$11,039

 As of September 30, 2015, the Company’s total unrecognized compensation cost was $49,662 which will be recognized over the weighted average vesting period of 1.9 years.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2015	June 30, 2015
Raw materials	637,883	554,108
Work in process	256,774	159,717
Finished goods	609,492	615,179
Total inventories	1,504,149	1,329,004
Allowance for inventory reserves	(26,350)	(26,350)
Inventories, net	$1,477,799	$1,302,654

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	September 30, 2015	June 30, 2015	Estimated Useful Life
Factory Equipment	$2,082,605	$1,909,890	2-10 years
Computer Equipment and Software	930,777	908,630	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	402,125	402,407	10 years
Subtotal	3,582,503	3,387,923
Accumulated Depreciation	(2,818,501)	(2,760,083)
Total equipment and leasehold improvements, net	$764,002	$627,840

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2015.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 6. UNSECURED NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2015	June 30, 2015
Unsecured note payable for $400,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 28, 2015. Personally guaranteed by principal stockholder.	—	83,235
Unsecured note payable for $200,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 30, 2016.	185,990	—
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on October 31, 2014; extended to October 31, 2015. Subsequent to September 30, 2015, the due date on this note was extended by the holder to October 31, 2017 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Subsequent to June 30, 2015, the due date on this note was extended by the holder to July 31, 2017. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Subsequent to May 1, 2015, the due date on this note was extended by the holder to May 1, 2017. Personally guaranteed by principal stockholder.	200,000	200,000
Total unsecured notes payable	885,990	783,235
Less: current portion	(485,990)	(483,235)
Long-term unsecured notes payable	$400,000	$300,000

NOTE 7. SHORT TERM NOTES PAYABLE-RELATED PARTY

	September 30, 2015	June 30, 2015
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76,000	$76,000
Total related party notes payable	$116,000	$116,000
Less: current portion	(116,000)	(116,000)
Long-term related party notes payable	$—	$—

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of September 30, 2015, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 12).  On September 30, 2015, the balance owed under this line of credit was $738,240.  On September 30, 2015, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 9. CREDIT CARD ADVANCE

On April 24, 2015, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $2,074 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 12). As of September 30, 2015 and June 30, 2015, the principle amount was $193,777 and $316,266, net of a discount of $24,000 and $38,400, respectively.

NOTE 10. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of September 30, 2015 the principal balance under this term note was $606,860.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at September 30, 2015 and June 30, 2015.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2015, the Company had reserved the following shares of common stock for issuance:

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

NOTE 12. RELATED PARTIES

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the three months ended September 30, 2015 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $623. The accrued interest on the note as of September 30 2015 was $15,613. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.25% on September 30, 2015) and totaled $328 for the three months ended September 30, 2015. The accrued interest on the note as of September 30, 2015 was $2,272. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015; then extended to January 4, 2016 with the principle due on maturity (see Note 6). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On September 30, 2015, the balance owed under this line of credit was $738,240.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms. Subsequent to June 30, 2015, the note was extended to July 31, 2017 under the same terms (see Note 6). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 12. RELATED PARTIES (continued)

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Prior to October 31, 2014, the note was extended to October 31, 2015 under the same terms (see Note 6). Prior to October 31, 2015, the note was extended to October 31, 2017 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2015; then extended to May 1, 2017 with the principle due on maturity (see Note 6). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The loan from Power Up Lending Group, Ltd. (see Note 9 and 15) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 note are 26 bi-weekly payments of principal and interest of $17,033 (see Note 6). At June 30, 2015, the principal balance of this note was $83,235 and the note was repaid in full on August 28, 2015.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $37,334 and $40,731 at September 30, 2015 and June 30, 2015, respectively. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At September 30, 2015, the principal balance under the Note was $606,860.

NOTE 13. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $37,334 at September 30, 2015 and $40,731 at June 30, 2015.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of September 30, 2015, the Company has completed $56,473 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2015 and 2014 was $88,120 and $88,779, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

Future minimum lease payments under non-cancelable operating leases at September 30, 2015 are as follows:

Year ending June 30,
2016 (nine months)	$279,064
2017	381,131
2018	391,496
2019	403,241
2020	415,338
Thereafter through 2020	210,738
Total minimum lease payments	$2,081,008

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $287,104. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to September 30, 2015:

Year ending June 30,
2016 (nine months)	$61,281
2017	67,538
2018	45,337
2019	29,391
2020	7,978
Future Minimum Lease Payments	$211,525
Less Amount Representing Interest	(29,547)
Present Value of Minimum Lease Payments	181,978
Less Current Portion	(64,784)
Long-Term Obligations under Leases Payable	$117,194

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes have a total cost of $189,329. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 10.5% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2015:

Year ending June 30,
2016 (nine months)	$37,911
2017	50,548
2018	50,548
2019	48,301
2020	37,050
Future Minimum Note Payable Payments	$224,358
Less Amount Representing Interest	(46,308)
Present Value of Minimum Note Payable Payments	178,050
Less Current Portion	(33,238)
Long-Term Obligations under Equipment Notes Payable	$144,812

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

On November 5, 2015 the Company’s corporate name was changed to Luvu Brands, Inc. to reflect its broader offering of wellness and lifestyle products designed for mass market channels.

Subsequent to the period covered by this report, on November 6, 2015, the Company sold 750,000 shares of restricted common stock to the Company’s President and CEO, Louis Friedman, for $75,000. We relied upon the exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of these securities as the transaction was by the issuer and did not involve any public offering.

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

	Three Months Ended
	(unaudited)
	September 30, 2015	September 30, 2014
Net Sales	100.0%	100.0%
Cost Of Goods Sold	75.5	74.5%
Gross Margin	24.5%	25.5%
Selling, General and Administrative Expenses	27.8%	25.5%
Income (Loss) From Operations	(3.3)%	0.0%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
	September 30, 2015		September 30, 2014
Net Sales:
Liberator	$1,747,053	47%	$1,684,479	47%
Jaxx	551,495	15%	386,062	11%
Resale	1,309,656	35%	1,322,005	37%
Other	109,239	3%	182,802	5%
Total Net Sales	$3,717,443	100%	$3,575,348	100%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net sales. The Company achieved first quarter sales for the three months ended September 30, 2015 of $3,717,443, an increase from the comparable prior year period by $142,095, or 4%.  The increase in net sales was primarily due to higher sales to the Wholesale channel which was due to higher sales of Liberator products and Jaxx products and partially offset by lower net sales of resale products. The Wholesale channel includes Liberator branded products sold to retailers, e-merchants (including Amazon and Brookstone and others), non-Liberator products sold to retailers and e-merchants, and private label items sold to other resellers. Sales through the Direct channel (which includes product sales through our four e-commerce sites and our single retail store) decreased 10% during the three months ended September 30, 2015 from the comparable prior year period. We believe that the decrease in Direct sales is due to our greater product offering on Amazon and other e-merchants web sites. Total sales of Liberator products through all channels during the three months ended September 30, 2015 increased 4% from the comparable prior year period. As more mass merchants and e-merchants become comfortable selling Liberator products to their customers, we expect to see a continued decrease in net sales through our Direct channel and a corresponding increase in Liberator sales through the Wholesale channel. As a result, we expect to see total net sales increase as a result of our products having greater exposure to the mass market consumer. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel revenue decreased 40% to $109,239 in the three months ended September 30, 2015, primarily as a result of reduced shipping and handling charges on lower sales through the Direct channel.  The general trend in the Other sales channel has been a decline and we expect that trend to continue in future periods as “free” or reduced-cost shipping and handling continues to be the trend in the e-commerce industry.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite higher net sales, gross profit only increased slightly to $913,846 for the three months ended September 30, 2015 from $911,204 in the comparable prior year period and primarily resulted from higher production costs, and increased sales through the lower margin Wholesale channel.

Operating expenses. Total operating expenses for the three months ended September 30, 2015 were 28% of net sales, or $1,033,641, compared to 25% of net sales, or $906,242, for the same period in the prior year.  The increase in operating expenses during the period was primarily the result of higher business insurance expense, and costs related to providing employee health benefits mandated by the Affordable Care Act.

Other income (expense). Other income (expense) during the first quarter increased from expense of ($89,286) in fiscal 2015 to expense of ($102,440) during the first quarter of fiscal 2016. The increase was primarily due to the forgiveness of interest totaling $20,702 in the prior year period which resulted from refinancing the convertible notes to a term note.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
	2015	2014
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$47,856	$104,731
Cash used in investing activities	$(32,113)	$(1,438)
Cash used in financing activities	$(55,602)	$(66,058)

As of September 30, 2015, our cash and cash equivalents totaled $452,589, compared to $629,736 in cash and cash equivalents as of September 30, 2014.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $47,856 in the three months ended September 30, 2015 compared to $104,731 in the three months ended September 30, 2014.  The primary reason for the decrease in cash provided by operating activities is the net loss of $222,235 and an increase in inventories of $175,145 offset in part by an increase in accounts payable of $304,381.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2015 was $32,113 and related to the purchase and installation of new production equipment during the first quarter.

Financing Activities

Cash used in financing activities during the three months ended September 30, 2015 of $55,602 was primarily attributable to the repayment of debt obligations, offset in part by the proceeds from an unsecured note payable of $200,000.

Cash used in financing activities during the three months ended September 30, 2014 of $66,058 was primarily attributable to the repayment of the credit card advance offset in part by increase in net borrowings under the line of credit.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $222,235 for the three months ended September 30, 2015 and a net loss of $473,746 for the year ended June 30, 2015. As of September 30, 2015, we have an accumulated deficit of $9,119,722 and a working capital deficit of $1,938,975. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we hired additional sales people and continued to make improvements to our e-commerce sites during fiscal 2015. We also installed new equipment during fiscal 2015 to increase the efficiency and capacity of our foam repurposing operation. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014
Net loss	$(222,235)	$(84,324)
Less interest income	(57)	(141)
Plus interest expense	102,497	89,427
Plus depreciation and amortization expense	58,419	55,131
Plus stock-based compensation	9,926	11,039
Adjusted EBITDA (loss) income	$(51,450)	$71,132

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, and stock-based compensation expense. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for amortization of debt issuance costs and stock-based compensation expense.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

Subsequent to the period covered by this report, on November 6, 2015, the Company sold 750,000 shares of restricted common stock to the Company’s President and CEO, Louis Friedman, for $75,000. We relied upon the exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of these securities as the transaction was by the issuer and did not involve any public offering.

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

LUVU BRANDS, INC.
(Registrant)

November 19, 2015	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 19, 2015	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)