Form 10-Q
period 2015-12-31
Luvu Brands, Inc.
filed 2016-02-12
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 12, 2016 there were 71,452,596 shares of the registrant’s common stock outstanding.

LUVU BRANDS, INC.

TABLE OF CONTENTS

		Page Number
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	At December 31, 2015 (unaudited) and June 30, 2015	3

	Condensed Consolidated Statements of Operations –
	For the Three and Six Months Ended December 31, 2015 and 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –
	For the Six Months Ended December 31, 2015 and 2014 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	26

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

SIGNATURES		28

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2015 (unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$609,459	$492,448
Accounts receivable, net	1,002,582	747,904
Inventories, net	1,366,403	1,302,654
Prepaid expenses	80,325	98,204
Total current assets	3,058,769	2,641,210
Equipment and leasehold improvements, net	822,365	627,840
Other assets	7,276	2,996
Total assets	$3,888,410	$3,272,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,320,222	$2,094,152
Accrued compensation	317,019	265,627
Unsecured lines of credit	33,919	40,731
Accrued expenses and interest	128,046	174,254
Line of credit	929,678	720,013
Short-term unsecured notes payable	287,415	483,235
Current portion of equipment notes payable	34,130	—
Current portion of term note payable – shareholder	118,869	108,083
Current portion of leases payable	64,640	70,349
Current portion of deferred rent payable	21,998	16,544
Merchant cash advance (net of discount)	143,554	316,266
Notes payable – related party	116,000	116,000
Total current liabilities	4,515,490	4,405,254
Long-term liabilities:
Leases payable	101,549	154,363
Equipment notes payable	135,937	—
Deferred rent payable	203,754	214,753
Unsecured notes payable	700,000	300,000
Term note payable - shareholder	460,022	522,324
Total liabilities	6,116,752	5,596,694
Commitments and contingencies (note 14)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of December 31, 2015 and June 30, 2015	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 71,452,596 and 70,702,596 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	714,526	707,026
Additional paid-in capital	5,952,032	5,865,383
Accumulated deficit	(8,895,330)	(8,897,487)
Total stockholders’ deficit	(2,228,342)	(2,324,648)
Total liabilities and stockholders’ deficit	$3,888,410	$3,272,046

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net Sales	$4,887,745	$4,299,916	$8,605,188	$7,875,263
Cost of goods sold	3,562,536	3,048,096	6,366,133	5,712,240
Gross profit	1,325,209	1,251,820	2,239,055	2,163,023
Operating expenses
Advertising and promotion	110,895	118,909	180,898	208,572
Other selling and marketing	306,639	302,727	649,382	615,726
General and administrative	504,480	464,301	1,066,956	912,748
Depreciation and amortization	63,288	58,804	121,707	113,935
Total operating expenses	985,302	944,741	2,018,943	1,850,981
Income from operations	339,907	307,079	220,112	312,042
Other Income (Expense):
Interest income	54	96	111	237
Interest expense and financing costs	(115,569)	(109,550)	(218,066)	(198,977)
Total Other (Expense)	(115,515)	(109,454)	(217,955)	(198,740)
Income before income taxes	224,392	197,625	2,157	113,302
Provision for income taxes	—	—	—	—
Net income	$224,392	$197,625	$2,157	$113,302
Net income per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Shares used in computing net income per share
Basic	71,159,188	70,702,596	70,930,857	70,702,596
Diluted	75,459,188	75,002,596	75,230,857	75,002,596

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$2,157	$113,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,706	113,935
Stock based compensation expense	19,149	22,146
Provision for bad debt	(4,232)	6,827
Deferred rent payable	(5,545)	148,638
Changes in operating assets and liabilities:
Accounts receivable	(250,446)	(460,142)
Inventories	(63,749)	(14,625)
Prepaid expenses and other assets	13,599	11,001
Accounts payable	226,069	285,022
Accrued compensation	51,392	82,727
Accrued expenses and interest	(46,208)	4,021
Net cash provided by operating activities	63,892	312,852

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(154,496)	(41,525)
Net cash used in investing activities	(154,496)	(41,525)

FINANCING ACTIVITIES:
Sale of common stock	75,000	—
Repayment of term note-shareholder	(51,516)	(23,024)
Proceeds from unsecured note payable	350,000	—
Net cash provided by line of credit	209,665	117,267
Net repayment of credit card cash advance	(172,712)	(246,368)
Repayment of unsecured line of credit	(6,812)	(1,002)
Payments on equipment notes	(19,069)	—
Repayment of short-term unsecured notes payable	(145,819)	(103,167)
Principal payments on capital leases	(31,122)	(18,042)
Net cash provided by (used in) financing activities	207,615	(274,336)

Net increase (decrease) in cash and cash equivalents	117,011	(3,009)
Cash and cash equivalents at beginning of period	492,448	592,501
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$609,459	$589,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$161,375	$37,350
Cash paid during the period for:
Interest	$218,066	$214,239
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Luvu Brands, Inc. (the “Company” or “Luvu Brands”, formerly known as Liberator, Inc.) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). Effective November 5, 2015, the Company changed its corporate name from Liberator, Inc. to Luvu Brands, Inc.

The Company is a vertically integrated US-based manufacturer that has built several brands in the wellness, lifestyle and casual seating categories. Many of our products are offered in innovative vacuum eco-compressed packaging for retail stores, mass merchants, drug and internet retailers worldwide.  All of the Company’s brands are headquartered in Atlanta, Georgia in a 140,000 square foot manufacturing facility that employs over 150 people.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no particular concentration of credit risk in one economic sector.  For the three months and six month ended December 31, 2015, sales to and through Amazon accounted for 26% and 28% of our net sales, respectively. Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third quarters.

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Going Concern - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of December 31, 2015, the Company has an accumulated deficit of $ 8,895,330 and a working capital deficit of $1,456,721. This raises substantial doubt about its ability to continue as a going concern.

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

The following is a summary of Accounts Receivable as of December 31, 2015 and June 30, 2015.

	December 31, 2015 (unaudited)	June 30, 2015
Accounts receivable	$1,045,736	$782,832
Allowance for doubtful accounts	(17,548)	(21,780)
Allowance for discounts and returns	(25,606)	(13,148)
Total accounts receivable, net	$1,002,582	$747,904

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at December 31, 2015 that exceeded the balance insured by the FDIC by $336,993.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the six month ended December 31, 2015, we purchased 23% and 14% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2015, we purchased 27% and 13% of total inventory purchases from two vendors.

As of December 31, 2015 one of the Company’s customers (Amazon) represents 36% of the total accounts receivables.

Fair Value of Financial and Derivative Instruments

At December 31, 2015, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $16,619 at December 31, 2015 and $25,937 at June 30, 2015. Advertising expense for the three months ended December 31, 2015 and 2014 was $110,895 and $118,909, respectively. Advertising expense for the six months ended December 31, 2015 and 2014 was $180,898 and $208,572, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $40,362 and $30,481 for the three months ended December 31, 2015 and 2014, respectively. Expenses for new product development totaled $78,393 and $57,575 for the six months ended December 31, 2015 and 2014, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2015.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2015, the Company has completed $59,005 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the six months ended December 31, 2015 and 2014 was $176,239 and $173,843, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 14 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our two e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products (purchased products, Jaxx and Avana products) sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months and six months ending December 31, 2015, sales to and through Amazon accounted for 26% and 28% of our net sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Net Sales:
Direct	$1,434,358	$1,439,702	$2,562,732	$2,692,422
Wholesale	3,320,917	2,743,455	5,806,952	4,953,065
Other	132,470	116,759	235,504	229,776
Total Net Sales	$4,887,745	$4,299,916	$8,605,188	$7,875,263

Gross Margin:
Direct	$703,933	$694,288	$1,217,960	$1,251,424
Wholesale	768,936	665,760	1,269,622	1,097,069
Other	(147,660)	(108,228)	(248,527)	(185,470)
Total Gross Margin	$1,325,209	$1,251,820	$2,239,055	$2,163,023

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

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” which more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Net Income Per Share

Basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period, and diluted net income per share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using The Treasury Stock Method.  As of December 31, 2015, the common stock equivalents did not have any effect on net income per share.

	December 31,
	2015	2014
Common stock options – 2009 Plan	4,503,000	4,108,500
Common stock options – 2015 Plan	2,700,000	—
Convertible preferred stock	4,300,000	4,300,000
Total	11,503,000	8,408,500

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

NOTE 3. STOCK-BASED COMPENSATION

Options

At December 31, 2015, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 4,503,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2015, the number of shares available for issuance under the 2015 Plan was 2,300,000. There are no shares available for issuance under the 2009 Plan, other than the 4,503,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2015:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2015	4,160,500	2.2	$.07	$—
Granted	3,700,000	4.8	$.02	$—
Exercised	—	—	$—	$—
Forfeited or expired	(657,500)	1.8	$.10	$—
Options outstanding as of December 31, 2015	7,203,000	3.5	$.04	$—
Options exercisable as of December 31, 2015	2,437,250	1.9	$.08	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.018 for such day.

There were 3,700,000 stock options granted during the six months ended December 31, 2015 and 250,000 stock options granted during the six months ended December 31, 2014. The value assumptions related to options granted during the six months ended December 31, 2015 and 2014, respectively, were as follows:

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Exercise Price:	$.01 - $.03	$.03
Volatility:	259% - 320%	259%
Risk Free Rate:	1.23% - 1.60%	1.09% - 1.11%
Vesting Period:	4 years	Immediate to 4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

 The following table summarizes the weighted average characteristics of outstanding stock options as of

December 31, 2015:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to .03	3,900,000	4.9	$.02	25,000	$.03
$.05 to .09	2,765,000	2.2	$.06	1,874,250	$.06
$.16	538,000	.9	$.16	538,000	$.16
Total stock options	7,203,000	3.5	$.04	2,437,250	$.08

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2015 and 2014 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of Goods Sold	$2,080	$3,124	$4,630	$6,331
Other Selling and Marketing	1,778	1,551	3,661	2,975
General and Administrative	5,365	6,432	10,858	12,840
Total Stock-based Compensation Expense	$9,223	$11,107	$19,149	$22,146

As of December 31, 2015, the Company’s total unrecognized compensation cost was $85,678 which will be recognized over the weighted average vesting period of 2.5 years.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2015	June 30, 2015
Raw materials	643,107	554,108
Work in process	195,013	159,717
Finished goods	554,633	615,179
Total inventories	1,392,753	1,329,004
Allowance for inventory reserves	(26,350)	(26,350)
Inventories, net	$1,366,403	$1,302,654

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	December 31, 2015	June 30, 2015	Estimated Useful Life
Factory Equipment	$2,093,510	$1,909,890	2-10 years
Computer Equipment and Software	1,041,523	908,630	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	402,125	402,407	10 years
Subtotal	3,704,154	3,387,923
Accumulated Depreciation	(2,881,789)	(2,760,083)
Total equipment and leasehold improvements, net	$822,365	$627,840

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2015.

NOTE 6. UNSECURED NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2015	June 30, 2015
Unsecured note payable for $400,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 28, 2015. Personally guaranteed by principal stockholder.	—	83,235
Unsecured note payable for $200,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 30, 2016.	142,648	—
Unsecured note payable for $150,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 12, 2016.	144,767	—
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on October 31, 2014; extended to October 31, 2015. Subsequent to September 30, 2015, the due date on this note was extended by the holder to October 31, 2017 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Subsequent to June 30, 2015, the due date on this note was extended by the holder to July 31, 2017. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder. Subsequent to December 31, 2015, the due date on this note was extended by the holder to January 2, 2017.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Subsequent to May 1, 2015, the due date on this note was extended by the holder to May 1, 2017. Personally guaranteed by principal stockholder.	200,000	200,000
Total unsecured notes payable	987,415	783,235
Less: current portion	(287,415)	(483,235)
Long-term unsecured notes payable	$700,000	$300,000

NOTE 7. SHORT TERM NOTES PAYABLE-RELATED PARTY

	December 31, 2015	June 30, 2015
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76,000	$76,000
Total related party notes payable	$116,000	$116,000
Less: current portion	(116,000)	(116,000)
Long-term related party notes payable	$—	$—

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of December 31, 2015, the interest rate was 6.5%) and the Monthly Service Fee was changed to .5% per month.

On December 9, 2015, the credit agreement with Advance Financial Corporation was amended to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 12).  On December 31, 2015, the balance owed under this line of credit was $929,678.  On December 31, 2015, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 9. CREDIT CARD ADVANCE

On April 24, 2015, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $2,074.08 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 12). As of December 31, 2015 and June 30, 2015, the principle amount was $80,888 and $316,266, net of a discount of $9,600 and $38,400, respectively.

On October 1, 2015, the Company borrowed an additional $100,000 from Power Up. Terms for this additional amount call for a repayment of $119,000, which includes a one-time finance charge of $19,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $566.67 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman. As of December 31, 2015, the principle amount was $85,566, net of a discount of $13,300.

NOTE 10. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of December 31, 2015 the principal balance under this term note was $578,891.

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at December 31, 2015 and June 30, 2015.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2015, the Company had reserved the following shares of common stock for issuance:

December 31,
2015
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	4,503,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	13,803,000

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

NOTE 12. RELATED PARTIES

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the six months ended December 31, 2015 was accrued by the Company at the prevailing prime rate (which as of December 17, 2015 is 3.5%) and totaled $630. The accrued interest on the note as of December 31, 2015 was $16,244. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.5% on December 31, 2015) and totaled $332 for the three months ended December 31, 2015. The accrued interest on the note as of December 31, 2015 was $2,604. This note is subordinate to all other credit facilities currently in place.

NOTE 12. RELATED PARTIES (continued)

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015; then extended to January 4, 2016; then extended to January 2, 2017 with the principle due on maturity (see Note 6 and Note 15). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 8 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On December 31, 2015, the balance owed under this line of credit was $929,678.

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

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $33,919 and $40,731 at December 31, 2015 and June 30, 2015, respectively. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At December 31, 2015, the principal balance under the Note was $578,891.

NOTE 13. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $33,919 at December 31, 2015 and $40,731 at June 30, 2015.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2015, the Company has completed $59,005 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the six months ended December 31, 2015 and 2014 was $176,239 and $173,843, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

Future minimum lease payments under non-cancelable operating leases at December 31, 2015 are as follows:

Year ending June 30,
2016 (six months)	$197,472
2017	384,335
2018	391,496
2019	403,241
2020	415,339
Thereafter through 2020	210,738
Total minimum lease payments	$2,002,621

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

The following is an analysis of the minimum future lease payments subsequent to December 31, 2015:

Year ending June 30,
2016 (six months)	$40,855
2017	67,538
2018	45,337
2019	29,391
2020	7,978
Future Minimum Lease Payments	$191,099
Less Amount Representing Interest	(24,910)
Present Value of Minimum Lease Payments	166,189
Less Current Portion	(64,640)
Long-Term Obligations under Leases Payable	$101,549

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $189,329. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 10.5% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2015:

Year ending June 30,
2016 (six months)	$25,274
2017	50,548
2018	50,548
2019	48,301
2020	37,050
Future Minimum Note Payable Payments	$211,721
Less Amount Representing Interest	(41,654)
Present Value of Minimum Note Payable Payments	170,067
Less Current Portion	(34,130)
Long-Term Obligations under Equipment Notes Payable	$135,937

 Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 15. SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the maturity date on the unsecured note of $300,000 to an individual that was due on January 4, 2016 was extended to January 2, 2017 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

	Three Months Ended (unaudited)
	December 31, 2015	December 31, 2014
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.9%	70.9%
Gross Margin	27.1%	29.1%
Selling, General and Administrative Expenses	20.1%	22.0%
Income From Operations	7.0%	7.1%

	Six Months Ended (unaudited)
	December 31, 2015	December 31, 2014
Net Sales	100.0%	100.0%
Cost Of Goods Sold	74.0%	72.5%
Gross Margin	26.0%	27.4%
Selling, General and Administrative Expenses	23.5%	23.5%
Income From Operations	2.5%	3.9%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net Sales:
Liberator	50.3%	43.2%	49.0%	45.0%
Jaxx / Avana	20.5%	22.1%	18.1%	17.0%
Resale	26.5%	32.0%	30.1%	34.2%
Other	2.7%	2.7%	2.8%	3.8%
Total Net Sales	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Net sales. The Company achieved record sales for the three months ended December 31, 2015 of $4,887,745, an increase from the comparable prior year period by $587,829, or 14%.  The increase in net sales was primarily due to higher sales through the Wholesale channel which was due to higher sales of Liberator, Jaxx and Avana products and was partially offset by lower net sales of resale products. The Wholesale channel includes Liberator branded products sold to retailers, e-merchants (including Amazon and Brookstone and others), non-Liberator products sold to retailers and e-merchants (also including Amazon, Brookstone and others), and private label items sold to other resellers. Sales through the Direct channel (which includes product sales through our four e-commerce sites and our single retail store) decreased less than 1% during the three months ended December 31, 2015 from the comparable prior year period. We believe that the decrease in Direct sales is due to our greater product offering on Amazon and other e-merchants web sites. Total sales of Liberator products through all channels during the three months ended December 31, 2015 increased 32% from the comparable prior year period. As more mass merchants and e-merchants become comfortable selling Liberator products to their customers, we expect to see a continued decrease in net sales through our Direct channel and a corresponding increase in Liberator sales through the Wholesale channel. As a result, we expect to see total net sales increase as a result of our products having greater exposure to the mass market consumer. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel revenue increased 13% to $132,470 in the three months ended December 31, 2015, primarily as a result of higher shipping and handling charges on slightly lower sales through the Direct channel.  Despite the current increase in the revenue through the Other channel, the general trend in the Other sales channel has been a decline and we expect that trend to continue in future periods as “free” or reduced-cost shipping and handling continues to be the trend in the e-commerce industry.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite higher net sales, gross profit only increased slightly (6%) to $1,325,209 for the three months ended December 31, 2015 from $1,251,820 in the comparable prior year period and primarily resulted from higher production costs, and increased sales through the lower margin Wholesale channel.

Operating expenses. Total operating expenses for the three months ended December 31, 2015 were 20% of net sales, or $985,302, compared to 22% of net sales, or $944,741for the same period in the prior year.  The increase in operating expenses during the period was primarily the result of higher business insurance expense, and costs related to providing employee health benefits mandated by the Affordable Care Act.

Other income (expense). Other income (expense) during our second quarter increased slightly from expense of ($109,454) in fiscal 2015 to expense of ($115,515) during our second quarter of fiscal 2016. The increase was primarily due to higher interest expense on higher average loan balances.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Net sales. Net sales for the six months ended December 31, 2015 increased from the comparable prior year period by $729,925, or 9%.  The increase in net sales was primarily due to higher sales in the Wholesale and Other channels, offset by slightly lower sales through the Direct channel. Net sales through the Direct channel decreased by 5%, or $129,690 during the six months ended December 31, 2015, from the comparable year earlier period. Net sales through the Wholesale channel (which consists principally of e-merchants, retailers and distributors) increased by 17%, or $853,887, compared to the prior year. The increased sales through the Wholesale channel was due to greater sales of Liberator, Jaxx, and Avana products to e-merchants including Amazon and Brookstone.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the six months ended December 31, 2015 increased slightly to $2,239,055 from $2,163,023 (an increase of approximately 4%) in the comparable prior year period. Gross profit as a percentage of net sales decreased to 26.0% for the six months ended December 31, 2015 from 27.5% in the comparable prior year period. This decrease is a result of the shift in net sales from the higher margin Direct channel to the lower margin Wholesale channel.

Operating expenses. Total operating expenses for the six months ended December 31, 2015 were 23.5% of net sales, or $2,018,943, compared to 23.5% of net sales, or $1,850,981, for the same period in the prior year and represents an increase of 9%.  The increase in operating expenses during the period was primarily the result of higher business insurance expense, and costs related to providing employee health benefits mandated by the Affordable Care Act, offset in part by lower advertising and promotion costs.

Other income (expense). Other income (expense) increased slightly from an expense of ($198,740) in fiscal 2015 to an expense of ($217,955) in fiscal 2016. The increase was primarily due to higher interest expense on higher average loan balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
	2015	2014
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$63,892	$312,852
Cash used in investing activities	$(154,496)	$(41,525)
Cash provided by (used in) financing activities	$207,615	$(274,336)

As of December 31, 2015, our cash and cash equivalents totaled $ 609,459, compared to $589,492 in cash and cash equivalents as of December 31, 2014.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $63,892 in the six months ended December 31, 2015 compared to $312,852 in the six months ended December 31, 2014.  The primary reason for the decrease in cash provided by operating activities is the lower net income, a decrease in deferred rent payable and a decrease in accrued expenses and interest.

Investing Activities

Cash used in investing activities in the three months ended December 31, 2015 was $154,496 and related to the purchase and installation of new production equipment during the first six months of fiscal 2016.

Financing Activities

Cash provided by financing activities during the six months ended December 31, 2015 of $207,615 was primarily attributable to the proceeds of the $350,000 in unsecured notes payable and increased borrowing under the line of credit, offset in part by higher payments on the short-term unsecured notes payable.

Cash used in financing activities during the six months ended December 31, 2014 of $274,336 was primarily attributable to the repayment of the credit card advance offset in part by increase in net borrowings under the line of credit.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $473,746 for the year ended June 30, 2015. As of December 31, 2015, we have an accumulated deficit of $8,895,330 and a working capital deficit of $1,456,721. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we hired additional sales people and continued to make improvements to our e-commerce sites during fiscal 2016. We also installed new equipment during fiscal 2015 to increase the efficiency and capacity of our foam repurposing operation. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. These actions have yielded lower costs in those operations. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income for the six months ended December 31, 2015 and 2014:

	Six months ended December 31,
	2015	2014
Net income	$2,157	$113,302
Less interest income	(111)	(237)
Plus interest expense	218,066	198,977
Plus depreciation and amortization expense	121,706	113,935
Plus stock-based compensation	19,149	22,146
Adjusted EBITDA income	$360,967	$448,123

As used herein, Adjusted EBITDA represents net income before interest income, interest expense, income taxes, depreciation, amortization, and stock-based compensation expense. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for amortization of debt issuance costs and stock-based compensation expense.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

`

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

LUVU BRANDS, INC.
(Registrant)

February 12, 2016	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 12, 2016	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)