Form 10-Q
period 2016-03-31
Luvu Brands, Inc.
filed 2016-05-13
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016 there were 71,452,596 shares of the registrant’s common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2016 (unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$432,504	$492,448
Accounts receivable, net	903,346	747,904
Inventories, net	1,450,489	1,302,654
Prepaid expenses	77,229	98,204
Total current assets	2,863,568	2,641,210
Equipment and leasehold improvements, net	901,424	627,840
Other assets	2,996	2,996
Total assets	$3,767,988	$3,272,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,303,834	$2,094,152
Current debt	2,103,307	1,854,677
Other accrued liabilities	433,513	456,425
Total current liabilities	4,840,654	4,405,254
Noncurrent liabilities:
Long-term debt	1,111,593	976,687
Deferred rent payable	195,446	214,753
Total noncurrent liabilities	1,307,039	1,191,440
Total liabilities	6,147,693	5,596,694

Commitments and contingencies (note 16)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of March 31, 2016 and June 30, 2015	430	430
Common stock of $0.01 par value, 175,000,000 shares authorized; 71,452,596 and 70,702,596 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	714,526	707,026
Additional paid-in capital	5,960,174	5,865,383
Accumulated deficit	(9,054,835)	(8,897,487)
Total stockholders’ deficit	(2,379,705)	(2,324,648)
Total liabilities and stockholders’ deficit	$3,767,988	$3,272,046

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net Sales	$4,301,680	$4,270,871	$12,906,868	$12,146,134
Cost of goods sold	3,264,595	3,350,413	9,630,728	9,062,653
Gross profit	1,037,085	920,458	3,276,140	3,083,481
Operating expenses
Advertising and promotion	89,800	95,164	270,698	303,736
Other selling and marketing	314,525	322,545	963,907	938,271
General and administrative	618,147	506,970	1,685,103	1,419,718
Depreciation and amortization	52,858	47,745	174,565	161,689
Total operating expenses	1,075,330	972,433	3,094,273	2,823,414
Income (loss) from operations	(38,245)	(51,975)	181,867	260,067
Other Income (Expense):
Interest income	130	80	241	317
Loss on disposal of assets	—	(8,910)	—	(8,910)
Interest expense and financing costs	(121,390)	(105,378)	(339,456)	(304,355)
Total Other (Expense)	(121,260)	(114,208)	(339,215)	(312,948)
Loss before income taxes	(159,505)	(166,183)	(157,348)	(52,881)
Provision for income taxes	—	—	—	—
Net loss	$(159,505)	$(166,183)	$(157,348)	$(52,881)
Net loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in computing net loss per share
Basic	71,452,596	70,702,596	71,103,505	70,702,596
Diluted	71,452,596	70,702,596	71,103,505	70,702,596

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(157,348)	$(52,881)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	174,565	161,689
Loss on disposal of assets	—	8,910
Stock based compensation expense	27,291	31,888
Provision for bad debt	(3,672)	8,103
Deferred rent payable	(11,045)	108,517
Changes in operating assets and liabilities:
Accounts receivable	(151,770)	(254,084)
Inventories	(147,835)	54,153
Prepaid expenses and other assets	20,975	(4,917)
Accounts payable	209,681	295,419
Accrued compensation	11,694	139,577
Accrued expenses and interest	(42,868)	(9,828)
Net cash (used in) provided by operating activities	(70,332)	486,546

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(192,792)	(43,675)
Net cash used in investing activities	(192,792)	(43,675)

FINANCING ACTIVITIES:
Sale of common stock	75,000	—
Repayment of term note-shareholder	(79,694)	(46,222)
Proceeds from unsecured notes payable	350,000	—
Net cash provided by line of credit	107,463	116,455
Merchant cash advance	500,000	—
Net repayment of merchant cash advance	(427,367)	(365,542)
Repayment of unsecured line of credit	(10,245)	(1,002)
Payments on equipment notes	(33,367)	—
Repayment of short-term unsecured notes payable	(231,227)	(209,466)
Principal payments on capital leases	(47,383)	(36,323)
Net cash provided by (used in) financing activities	203,180	(542,100)

Net decrease in cash and cash equivalents	(59,944)	(99,229)
Cash and cash equivalents at beginning of period	492,448	592,501
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$432,504	$493,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$255,357	$137,285
Cash paid during the period for:
Interest	$323,199	$318,050
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015 (UNAUDITED)

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

The Company is a vertically integrated US-based manufacturer that has built several brands in the wellness, lifestyle and casual seating categories. Many of our products are offered in innovative vacuum eco-compressed packaging for retail stores, mass merchants, drug and internet retailers worldwide.  All of the Company’s brands are headquartered in Atlanta, Georgia in a 140,000 square foot manufacturing facility that employs over 150 people.  Sales are generated through internet and print advertisements.  We have a diversified customer base with no particular concentration of credit risk in one economic sector.  For the three months and nine months ending March 31, 2016, sales to and through Amazon accounted for 29% and 28% of our net sales, respectively. Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third quarters.

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Going Concern - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of March 31, 2016, the Company has an accumulated deficit of $9,054,835 and a working capital deficit of $1,977,086. This raises substantial doubt about its ability to continue as a going concern.

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

The following is a summary of Accounts Receivable as of March 31, 2016 and June 30, 2015.

	March 31, 2016 (unaudited)	June 30, 2015
Accounts receivable	$936,120	$782,832
Allowance for doubtful accounts	(18,108)	(21,780)
Allowance for discounts and returns	(14,666)	(13,148)
Total accounts receivable, net	$903,346	$747,904

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at March 31, 2016 that exceeded the balance insured by the FDIC by $167,295.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the nine months ended March 31, 2016, we purchased 22% and 15% of total inventory purchases from two vendors.

During the nine months ended March 31, 2015, we purchased 33% and 18% of total inventory purchases from two vendors.

As of March 31, 2016 and June 30, 2015, one of the Company’s customers (Amazon) represents 39% and 32% of the total accounts receivables, respectively.

Fair Value of Financial and Derivative Instruments

At March 31, 2016, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $21,079 at March 31, 2016 and $25,937 at June 30, 2015. Advertising expense for the three months ended March 31, 2016 and 2015 was $89,800 and $95,164, respectively. Advertising expense for the nine months ended March 31, 2016 and 2015 was $270,698 and $303,736, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $42,198 and $27,543 for the three months ended March 31, 2016 and 2015, respectively. Expenses for new product development totaled $120,591 and $85,118 for the nine months ended March 31, 2016 and 2015, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2016.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of March 31, 2016, the Company has completed $60,473 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the nine months ended March 31, 2016 and 2015 was $264,359 and $261,963, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 16 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our four e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products (purchased products, Jaxx and Avana products) sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months and nine months ending March 31, 2016, sales to and through Amazon accounted for 29% and 28% of our net sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net Sales:
Direct	$1,290,135	$1,538,539	$3,852,867	$4,230,960
Wholesale	2,871,754	2,586,521	8,678,706	7,539,586
Other	139,791	145,811	375,295	375,587
Total Net Sales	$4,301,680	$4,270,871	$12,906,868	$12,146,134

Gross Margin:
Direct	$625,068	$723,042	$1,843,028	$1,974,465
Wholesale	538,894	345,996	1,808,516	1,443,066
Other	(126,877)	(148,580)	(375,404)	(334,050)
Total Gross Margin	$1,037,085	$920,458	$3,276,140	$3,083,481

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606):Identifying Performance Obligations and Licensing . The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of March 31, 2016 and 2015, which consist of options and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect:

	March 31,
	2016	2015
Common stock options – 2009 Plan	4,196,000	4,074,500
Common stock options – 2015 Plan	2,700,000	—
Convertible preferred stock	4,300,000	4,300,000
Total	11,196,000	8,374,500

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

NOTE 3. STOCK-BASED COMPENSATION

Options

At March 31, 2016, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 4,196,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2016, the number of shares available for issuance under the 2015 Plan was 2,300,000. There are no shares available for issuance under the 2009 Plan, other than the 4,196,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2016:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2015	4,160,500	2.2	$.07	$—
Granted	3,700,000	4.7	$.02	$—
Exercised	—	—	$—	$—
Forfeited or expired	(964,500)	2.1	$.08	$—
Options outstanding as of March 31, 2016	6,896,000	3.3	$.04	$—
Options exercisable as of March 31, 2016	2,394,750	1.6	$.08	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.03 for such day.

There were 3,700,000 stock options granted during the nine months ended March 31, 2016 and 250,000 stock options granted during the nine months ended March 31, 2015. The value assumptions related to options granted during the nine months ended March 31, 2016 and 2015, respectively, were as follows:

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Exercise Price:	$.01 - $.03	$.03
Volatility:	259% - 320%	259%
Risk Free Rate:	1.23% - 1.60%	1.09% - 1.11%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

 The following table summarizes the weighted average characteristics of outstanding stock options as of

March 31, 2016:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to .03	3,700,000	4.6	$.02	50,000	$.03
$.05 to .09	2,661,000	1.9	$.06	1,809,750	$.06
$.16 to .16	535,000.7		$.16	535,000	$.16
Total stock options	6,896,000	3.3	$.04	2,394,750	$.08

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2016 and 2015 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Cost of Goods Sold	$1,227	$2,615	$5,857	$8,946
Other Selling and Marketing	1,973	1,535	5,633	4,510
General and Administrative	4,942	5,592	15,801	18,432
Total Stock-based Compensation Expense	$8,142	$9,742	$27,291	$31,888

 As of March 31, 2016, the Company’s total unrecognized compensation cost was $70,591 which will be recognized over the weighted average vesting period of 2.2 years.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2016	June 30, 2015
Raw materials	$690,392	$554,108
Work in process	194,745	159,717
Finished goods	591,702	615,179
Total inventories	1,476,839	1,329,004
Allowance for inventory reserves	(26,350)	(26,350)
Inventories, net	$1,450,489	$1,302,654

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	March 31, 2016	June 30, 2015	Estimated Useful Life
Factory Equipment	$2,216,341	$1,909,890	2-10 years
Computer Equipment and Software	1,049,141	908,630	5-7 years
Office Equipment and Furniture	166,996	166,996	5-7 years
Leasehold Improvements	403,593	402,407	10 years
Subtotal	3,836,071	3,387,923
Accumulated Depreciation	(2,934,647)	(2,760,083)
Total equipment and leasehold improvements, net	$901,424	$627,840

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2016.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2016	June 30, 2015
Accrued compensation	$277,321	$265,627
Accrued expenses and interest	131,386	174,254
Current portion of deferred rent payable	24,806	16,544
Other accrued liabilities	$433,513	$456,425

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

	March 31, 2016	June 30, 2015
Current debt:
Unsecured lines of credit (Note 15)	$30,486	$40,731
Line of credit (Note 10)	827,476	720,013
Short-term unsecured notes payable (Note 8)	502,007	483,235
Current portion of term note payable – shareholder (Note 12)	124,642	108,083
Current portion of equipment notes payable (Note 16)	50,854	—
Current portion of leases payable (Note 16)	62,943	70,349
Merchant cash advance (net of discount) (Note 11)	388,899	316,266
Notes payable – related party (Note 9)	116,000	116,000
Total current debt	2,103,307	1,854,677
Long-term debt:
Leases payable (Note 16)	86,985	154,363
Unsecured notes payable (Note 8)	400,000	300,000
Equipment note payable (Note 16)	198,537	—
Term note payable – shareholder (Note 12)	426,071	522,324
Total long-term debt	$1,111,593	$976,687

NOTE 8. UNSECURED NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2016	June 30, 2015
Unsecured note payable for $400,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 28, 2015. Personally guaranteed by principal stockholder.	$—	$83,235
Unsecured note payable for $200,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 30, 2016.	89,499	—
Unsecured note payable for $150,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 12, 2016.	112,508	—
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on October 31, 2014; extended to October 31, 2015. Subsequent to September 30, 2015, the due date on this note was extended by the holder to October 31, 2017 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Subsequent to June 30, 2015, the due date on this note was extended by the holder to July 31, 2017. Personally guaranteed by principal stockholder.	100,000	100,000
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder. Subsequent to December 31, 2015, the due date on this note was extended by the holder to January 2, 2017.	300,000	300,000
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Subsequent to May 1, 2015, the due date on this note was extended by the holder to May 1, 2017. Personally guaranteed by principal stockholder.	200,000	200,000
Total unsecured notes payable	902,007	783,235
Less: current portion	(502,007)	(483,235)
Long-term unsecured notes payable	$400,000	$300,000

NOTE 9. SHORT TERM NOTES PAYABLE-RELATED PARTY

	March 31, 2016	June 30, 2015
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40,000	$40,000
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76,000	76,000
Total related party notes payable	116,000	116,000
Less: current portion	(116,000)	(116,000)
Long-term related party notes payable	$—	$—

NOTE 10. LINE OF CREDIT

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of March 31, 2016, the interest rate was 6.5%) and the Monthly Service Fee was changed to .5% per month.

On December 9, 2015, the credit agreement with Advance Financial Corporation was amended to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 14).  On March 31, 2016, the balance owed under this line of credit was $827,476.  As of March 31, 2016, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. MERCHANT CASH ADVANCE

On April 24, 2015, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $2,074.08 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 14).

On October 1, 2015 the Company borrowed an additional $100,000 from Power Up. Terms for this additional amount call for a repayment of $119,000, which includes a one-time finance charge of $19,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $566.67 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 14).

On February 22, 2016 the Company received another loan that calls for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 14).

As of March 31, 2016, the principle amount was $388,899, net of a discount of $50,800.

NOTE 12. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of March 31, 2016 the principal balance under this term note was $550,713.

NOTE 13. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at March 31, 2016 and June 30, 2015.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2016, the Company had reserved the following shares of common stock for issuance:

March 31,
2016
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	4,196,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	13,496,000

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

NOTE 14. RELATED PARTIES

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the three months ended March 31, 2016 was accrued by the Company at the prevailing prime rate (which as of December 17, 2015 is 3.5%) and totaled $663. The accrued interest on the note as of March 31, 2016 was $16,907. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.5% on December 31, 2015) and totaled $349 for the three months ended March 31, 2016. The accrued interest on the note as of March 31, 2016 was $2,953. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015; then extended to January 4, 2016; then extended to January 2, 2017 with the principle due on maturity (see Note 8). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On March 31, 2016, the balance owed under this line of credit was $827,476.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms. Subsequent to June 30, 2015, the note was extended to July 31, 2017 under the same terms (see Note 8). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Prior to October 31, 2014, the note was extended to October 31, 2015 under the same terms (see Note 8). Prior to October 31, 2015, the note was extended to October 31, 2017 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2015; then extended to May 1, 2017 with the principle due on maturity (see Note 8). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The loan from Power Up Lending Group, Ltd. (see Note 11) is guaranteed by the Company (including OneUp and Foam Labs) and is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

NOTE 14. RELATED PARTIES (continued)

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 note are 26 bi-weekly payments of principal and interest of $17,033 (see Note 8). At June 30, 2015, the principal balance of this note was $83,235 and the note was repaid in full on August 28, 2015.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $30,486 as of March 31, 2016. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At March 31, 2016, the principal balance under the Note was $550,713.

NOTE 15. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $30,486 at March 31, 2016.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of March 31, 2016, the Company has completed $60,473 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the nine months ended March 31, 2016 and 2015 was $264,359 and $261,963, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

Future minimum lease payments under non-cancelable operating leases at March 31, 2016 are as follows:

Year ending June 30,
2016 (three months)	$98,736
2017	384,335
2018	391,496
2019	403,241
2020	415,339
Thereafter through 2020	210,738
Total minimum lease payments	$1,903,886

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

The following is an analysis of the minimum future lease payments subsequent to March 31, 2016:

Year ending June 30,
2016 (three months)	$20,429
2017	67,538
2018	45,337
2019	29,391
2020	7,978
Future Minimum Lease Payments	$170,673
Less Amount Representing Interest	20,745
Present Value of Minimum Lease Payments	149,928
Less Current Portion	62,943
Long-Term Obligations under Leases Payable	$86,985

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $283,218. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 10.5% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2016:

Year ending June 30,
2016 (three months)	$18,677
2017	74,709
2018	74,709
2019	72,462
2020	61,211
2021	7,615
Future Minimum Note Payable Payments	$309,383
Less Amount Representing Interest	59,992
Present Value of Minimum Note Payable Payments	249,391
Less Current Portion	50,854
Long-Term Obligations under Equipment Notes Payable	$198,537

Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 17. SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 7, 2017. The balance due on the $200,000 unsecured note payable due August 30, 2016 was paid in full and the Company received net proceeds of $218,329.

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

	Three Months Ended (unaudited)
	March 31, 2016	March 31, 2015
Net Sales	100.0%	100.0%
Cost Of Goods Sold	75.9%	78.4%
Gross Margin	24.1%	21.6%
Selling, General and Administrative Expenses	25.0%	22.7%
Loss From Operations	(0.9)%	(1.1)%

	Nine Months Ended (unaudited)
	March 31, 2016	March 31, 2015
Net Sales	100.0%	100.0%
Cost Of Goods Sold	74.6%	74.6%
Gross Margin	25.4%	25.4%
Selling, General and Administrative Expenses	24.0%	23.2%
Income From Operations	1.4%	2.2%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net Sales:
Liberator	53%	51%	50%	47%
Jaxx / Avana	15%	13%	17%	15%
Resale	29%	33%	30%	34%
Other	3%	3%	3%	4%
Total Net Sales	100%	100%	100%	100%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net sales. The Company achieved record sales for the three months ended March 31, 2016 of $4,301,680, a slight increase from the comparable prior year period by $30,809, or .7%.  The slight increase in net sales was primarily due to higher sales through the Wholesale channel and was almost completely offset by lower net sales through the Direct channel. The Wholesale channel includes Liberator branded products sold to retailers, e-merchants (including Amazon and Brookstone and others), non-Liberator products sold to retailers and e-merchants (also including Amazon, Brookstone and others), and private label items sold to other resellers. Sales through the Wholesale channel increased by 11% during the three months ended March 31, 2016 from the same three month period in the prior year. The increase is due primarily to higher sales of Avana and Liberator products through (and to) e-merchant customers. Sales through the Direct channel (which includes product sales through our four e-commerce sites and our single retail store) decreased approximately 16% during the three months ended March 31, 2016 from the comparable prior year period. We believe that the decrease in Direct sales is due to our greater product offering on Amazon and other e-merchants web sites, as total sales of branded Liberator products increased during the quarter. Total sales of Liberator products through all channels during the three months ended March 31, 2016 increased 5% from the comparable prior year period. As more mass merchants and e-merchants become comfortable selling Liberator products to their customers, we expect to see a continued decrease in net sales through our Direct channel and a corresponding increase in Liberator sales through the Wholesale channel. As a result, we expect to see total net sales increase as a result of our products having greater exposure to the mass market consumer. The Other sales channel consists principally of shipping and handling fees derived from our Direct sales channel.  The Other sales channel revenue decreased 4% to $139,791 in the three months ended March 31, 2016, primarily as a result of lower sales through the Direct channel and lower shipping and handling fees.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit increased 13% to $1,037,085 for the three months ended March 31, 2016 from $920,458 in the comparable prior year period and primarily resulted from lower production costs. The lower production costs are a result of the production equipment that was acquired earlier in the current fiscal year.

Operating expenses. Total operating expenses for the three months ended March 31, 2016 were 25% of net sales, or $1,075,330, compared to 23% of net sales, or $972,433for the same period in the prior year.  The slight increase in operating expenses during the period was primarily the result of higher business insurance expense, and costs related to providing employee health care benefits mandated by the Affordable Care Act.

Other income (expense). Other income (expense) during our third quarter increased slightly from expense of ($114,208) in our third quarter of fiscal 2015 to expense of ($121,260) during our third quarter of fiscal 2016. The increase was primarily due to higher interest expense on higher average loan balances.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Net sales. Net sales for the nine months ended March 31, 2016 increased from the comparable prior year period by $760,734, or 6%.  The increase in net sales was primarily due to higher sales through the Wholesale channel, offset by lower sales through the Direct channel. Net sales through the Direct channel decreased by 9%, or $378,093 during the nine months ended March 31, 2016, from the comparable year earlier period. Net sales through the Wholesale channel (which consists principally of e-merchants, retailers and distributors) increased by 15%, or $1,139,120, compared to the prior year. The increased sales through the Wholesale channel was due to greater sales of Liberator, Jaxx, and Avana products to e-merchants including Amazon and Brookstone.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the nine months ended March 31, 2016 increased to $3,276,140 from $3,083,481 (an increase of approximately 6%) in the comparable prior year period. Gross profit as a percentage of net sales was unchanged at 25.4% for the nine months ended March 31, 2016 from the comparable prior year period.

Operating expenses. Total operating expenses for the nine months ended March 31, 2016 were 24.0% of net sales, or $3,094,273, compared to 23.2% of net sales, or $2,823,414, for the same period in the prior year and represents an increase of 9.6%.  The increase in operating expenses during the period was primarily the result of higher business insurance expense, and costs related to providing employee health care benefits mandated by the Affordable Care Act, offset in part by lower advertising and promotion costs.

Other income (expense). Other income (expense) increased approximately 8% from an expense of ($312,948) in fiscal 2015 to an expense of ($339,215) in fiscal 2016. The increase was primarily due to higher interest expense on higher average loan balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
	2016	2015
	(Unaudited)
Cash flow data:
Cash (used in) provided by operating activities	$(70,332)	$486,546
Cash used in investing activities	$(192,792)	$(43,675)
Cash provided by (used in) financing activities	$203,180	$(542,100)

As of March 31, 2016, our cash and cash equivalents totaled $ 432,504 compared to $493,272 in cash and cash equivalents as of March 31, 2015.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

  Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash used in operating activities was ($70,332) in the nine months ended March 31, 2016 compared to cash provided by operations of $486,546 in the nine months ended March 31, 2015.  The primary reason for the decrease in cash provided by operating activities is the larger loss for the period, a decrease in deferred rent payable and an increase in inventory.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2016 was $192,792 and related to the purchase and installation of new production equipment during the first nine months of fiscal 2016.

Financing Activities

Cash provided by financing activities during the nine months ended March 31, 2016 of $203,180 was primarily attributable to the proceeds of the $350,000 in unsecured notes payable and the borrowings from the merchant cash advance and increased borrowing under the line of credit, offset in part by repayments of the merchant cash advance and higher payments on the short-term unsecured notes payable.

Cash used in financing activities during the nine months ended March 31, 2015 of $542,100 was primarily attributable to the repayment of the merchant cash advance and short-term unsecured notes payable offset in part by increase in net borrowings under the line of credit.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and other employee costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of $473,746 for the year ended June 30, 2015. As of March 31, 2016, we have an accumulated deficit of $9,054,835 and a working capital deficit of $1,977,086. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we continue to make improvements to our e-commerce sites with the goal of increasing sales through the higher margin Direct channel. We also installed new equipment during fiscal 2015 to increase the efficiency and capacity of our foam repurposing operation. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. These actions have yielded lower costs in those operations. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income for the nine months ended March 31, 2016 and 2015:

	Nine months ended March 31,
	2016	2015
Net loss	$(157,348)	$(52,881)
Less interest income	(241)	(317)
Plus interest expense	339,456	304,355
Plus depreciation and amortization expense	174,565	161,689
Plus stock-based compensation	27,291	31,888
Adjusted EBITDA income	$383,723	$444,734

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

LUVU BRANDS, INC.
(Registrant)

May 13, 2016	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 13, 2016	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)