Form 10-K
period 2016-06-30
Luvu Brands, Inc.
filed 2016-09-27
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

Commission file number:  000-53314

 Luvu Brands, Inc.

(Exact name of Company as specified in its charter)

Florida	59-3581576
(State of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ YES  ☒ NO

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  YES  ☒  NO

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on December 31, 2015, the last trading day of the registrant’s most recently completed second fiscal quarter, was $458,996.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on

September 26, 2016 was 71,452,596.

Luvu Brands, Inc.

i

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) for Luvu Brands, Inc. (“Luvu Brands” the “Company” “we” “our” or “us”) may contain forward-looking statements, which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects," "anticipates," "intends," "plan," "believes," "predicts", "estimates" or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning the Company, the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.  You should not place undue reliance on forward-looking statements.

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

 These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	competition from other sexual wellness retailers and adult-oriented websites;

•	our ability to extend, renew or refinance our existing debt;

•	the loss of one or more significant customers, or the loss of the rights to distribute Tenga products in North America;

•	our ability to generate significant sales revenue from internet, print and radio advertising;

•	our plan to make continued investments in advertising and marketing;

•	our ability to maintain our brands;

•	unfavorable economic and market conditions and the impact on our leveraged financial position;

•	our reliance on credit cards as a form of payment;

•	our ability to keep up with new technologies and remain competitive;

•	our ability to continue as a going concern;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	security breaches may cause harm to our systems;

•	supply interruptions from raw material vendors;

•	our ability to improve manufacturing efficiency at our production facility;

•	trends in raw material costs and other costs both in the industry and specific to the Company;

•	our ability to enforce and protect our intellectual property rights;

•	we may be subject to claims that we have violated the intellectual property rights of others;

•	the loss of our main data center or other parts of our infrastructure;

•	systems failures and interruptions in our ability to provide access to our websites and content;

•	companies providing products and services on which we rely may refuse to do business with us;

•	changes in government laws affecting our business;

•	we may not be successful in integrating any acquisitions we make;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	restrictions to access on the internet affecting traffic to our websites;

•	risks associated with currency fluctuations;

•	an anticipated worsening US deficit and a potential rise in inflation in coming years that would put further stress on consumer spending;

•	management’s goals and plans for future operations;

•	risks associated with litigation and legal proceedings; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I.

ITEM 1.        Business

General

Luvu Brands, Inc., based in Atlanta, Georgia, was founded in 1999. Our vision is to build a distinctive family of brands by making products that people love and delivering a superior customer experience. At the heart of our Company is a passion for creativity, which is infused throughout all aspects of the business, from product development and packaging to selling, marketing and merchandising.

Luvu Brands, Inc. is a vertically integrated US-based manufacturer that has built several brands in the wellness, lifestyle and fashion seating categories. Our products are offered in innovative vacuum eco-compressed packaging for retail stores, mass merchants, drug and internet retailers worldwide.  All of the Company’s brands are headquartered in Atlanta, Georgia in a 140,000 square foot manufacturing facility that employs over 150 people. Making products that people love, bringing manufacturing back to the USA, sustainable manufacturing practices, and decreasing the overall impact on the environment are core to the Company’s operating principles.

The Company also manages, markets, and distributes its products directly to consumers through several websites that include:  liberator.com, theliberator.co.uk, jaxxliving.com, and avanacomfort.com. We reach additional consumers through a retail concept store located within our Atlanta factory.

Unless the context requires otherwise, all references in this report to the “Company,” “Luvu Brands,” “we,” “our,” and “us” refers to Luvu Brands, Inc. and its subsidiaries.

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

Our 140,000 square foot facility on eight acres is located in a suburb of metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff. All of the Liberator, Jaxx and Avana branded products are designed, produced and marketed from our facility in Atlanta, Georgia where we currently employ over 150 people. As of the date of this report, the Company employs 116 people in Production and Distribution, 3 people in Product Development, 15 people in Sales and Marketing, and 18 people in Administration. The Company’s employment levels may change seasonal based on current and anticipated order levels.

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

In 2008, we implemented a state-of-the-art conveyor-based sewing system to manufacture sewn products at the lowest possible cost in the United States. Because all cutting, sewing, foam contouring, assembly and packaging are performed in-house, we believe we can exercise greater control over product quality and respond faster to changing customer demands, which gives us a competitive advantage over companies that utilize out-sourced sewing services. We can source raw materials from multiple domestic suppliers and we have supply contracts in place to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries.

During fiscal 2015, we installed new equipment which increased the capacity of our foam repurposing operation. During fiscal 2016, we installed new equipment to increase our fabric cutting capabilities and our bead filling capabilities. All of these actions resulted in increased throughput and lower production costs in these operations.

All business activity of the Company is done through our wholly-owned subsidiary, OneUp Innovations, Inc. (“OneUp”). OneUp was organized in 2000 and began operations in 2002.

Business Strategy

Our goals are to achieve long-term growth and profitability and diversify our sales base. We plan to achieve these goals using the following strategies:

•	Delivering value to our customers. Our primary goal is to deliver the highest value to every customer, before, during and after they purchase a product from us. This means designing relevant products with the most utility and benefit, creating an informative and efficient buying experience, and delivering on our promises. We believe that serving the customer is the center of everything we do, and by doing so we create value for our customers and wealth for our owners.

•	Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material costs by improving the productivity of our manufacturing processes. We recently implemented modest price increases for certain products, but are unable to predict if we will be able to successfully pass on recent raw material cost increases to our wholesale and retail customers.

•	Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expand our offering to distributors, retailers and e-tailers across every channel of adult, mass market, drug and specialty accounts. For wholesalers thinking about adding Sexual Wellness products to their retail or online store, our Liberator product line is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for Sexual Wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers particular demographic. For e-tailers, we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, typically the same day the order is received.

•	Eco-Packaging. In fiscal 2013, we developed vacuum compressed packaging to reduce our carbon foot print, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs. During fiscal 2014, we expanded the number of products that used Eco-Packaging to include all shapes. In fiscal 2015, we further vacuum compressed our products to even smaller sizes while adding more product marketing information to our retail consumer packages.

•	Liberator Concept Store. Our 2,500 square foot Liberator exhibition store is the retail extension of our Liberator.com website. Located at our Atlanta factory, it is a gallery-like setting for sensual and erotic discovery, offering a presentation of products that celebrate intimacy and romantic imagination. In our opinion, Liberator and luxury pleasure objects are meant to go together. Our concept store is a destination where customers can learn about, touch and purchase the Liberator products. In addition to Liberator branded shapes, furniture and accessories, the store features a range of better brands from around the globe including: designer sex toys, masks, cuffs and intimate accessories. Also included are limited edition hand-made items in glass and leather. We are dedicated to bringing our customers a compelling in-store experience through knowledgeable associates, interactive media displays and a high level of service, quality and innovation. The store also serves as a laboratory to listen and observe consumer reaction to new products and evaluate price points and merchandising techniques. Our concept store has demonstrated the strength of the Liberator brand as customers, both singles and couples, want to feel and experience our products and, although we are located in an industrial park, they are willing to travel to the store, return repeatedly and refer friends. We believe that a Liberator branded retail concept is ready to be expanded beyond our single location to large metropolitan areas, providing an upscale experience in-sync with the overall mainstreaming of sexual wellness.

Products, Principal Markets and Methods of Distribution

Liberator Products

We developed a product category which we call “Liberator Bedroom Adventure Gear ”. These positioning props elevate, rock and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting. Liberator Bedroom Adventure Gear combines functional design with sensuous textures that transform ordinary bedrooms into supportive landscapes for intimacy. Liberator products present angles, elevations, curves and motion that help people of all sizes, including those with back injuries and other medical conditions, find comfortable ways to connect intimately while assisting their stamina and performance.

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

We conduct our wholesale business for Liberator sexual wellness products through four primary channels: (1) adult and female friendly retailers, flash sites and specialty boutiques, (2) e-tailers who sell our products through adult, mass market, drug and other sites offering sexual wellness products, (3) mail order catalogers, and (4) wholesale distributors of adult / sexual wellness products. These wholesale accounts have approximately 950 retail locations and/or websites in the United States and Canada. We have a growing number of retailers who have added a dedicated Liberator exhibition concept to their merchandising space. We also sell our products in Europe through a Netherlands-based third-party fulfillment service.

All products sold under the Liberator brand provided 48% and 46% of our revenues for our fiscal years ended June 30, 2016 and 2015, respectively.

Resale Products

Beginning in 2006, we began importing high-quality pleasure objects from around the world. These resale products (including Tenga products) provided 29% and 34% of our revenues in each of our fiscal years ended June 30, 2016 and 2015, respectively.

Under OneUp, we also function as an exclusive resale distributor of the Tenga brand in North America. Tenga products are sold through the same wholesale and direct-to-consumer channels as branded Liberator products. Sales of Tenga products accounted for approximately 19% and 22% of net sales in the years ended June 30, 2016 and 2015, respectively, and approximately 15% of the total gross profit in the year ended June 30, 2016 and 17% of the total gross profit in the year ended June 30, 2015.

Jaxx Casual Seating and Avana Comfort Products

The Company sells a line of contemporary casual seating under the Jaxx brand. Jaxx is an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx product line and accessory products are sold through the following four wholesale channels: (1) beanbag e-tailers, (2) mass marketers, (3) mail order catalogers, and (4) retail furniture stores. The Avana product line is a unique collection of comfort products that aid in sleep, meditation, and massage. The Avana product line is sold through e-merchants, mail order catalogers and through our website under the URL www.avanacomfort.com. The Company also owns and manages a website under the URL www.JaxxLiving.com for direct to consumer sales of Jaxx products. Our Jaxx and Avana products (combined) provided 18% of our revenues in our fiscal year ended June 30, 2016 and 15% in our fiscal year ended June 30, 2015.

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

 In fiscal 2014, the Company adopted a new international sales strategy. In the European Union, the Company has shifted from a licensee model to a direct sales model with the addition of a US-based salesperson. This salesperson is responsible for wholesale sales, marketing operations and customer service in the European Union and other international markets. Total international sales represented approximately 2% of our total net sales in each of the years ended June 30, 2016 and 2015.

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

Our www.JaxxLiving.com website offers contemporary indoor and outdoor seating to the young adult and children’s market.

Our www.AvanaComfort.com website blends rest, relaxation and health products in an offering that appeals to a broad range of consumers.

Our corporate website is www.luvubrands.com. There we make available copies of Luvu Brands documents, news releases and our filings with the U.S. Securities and Exchange Commission, the “SEC”, including financial statements.

Unless specifically set forth to the contrary, the information that appears on our websites is not part of this annual report.

 Research and Development

As a consumer-driven innovation company, we use consumer and market research to better understand consumer needs. This research guides our product development and marketing teams in the design and delivery of our products and customer experience. Our product development expenses were $169,360 in the year ended June 30, 2016, and $124,674 in the year ended June 30, 2015.

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

Major Customers

Our ten largest customers (excluding our own e-commerce sites and retail store) accounted for approximately 37% of net sales for the year ended June 30, 2016 and 39% of net sales for the year ended June 30, 2015. Sales to (and through) Amazon accounted for 28% of our net sales during the year ended June 30, 2016 and 26% of our sales for the year ended June 30, 2015. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

For Liberator products, we believe that our primary competitive advantage is consumer recognition of our brand. Due to the strength of our brand, we have no direct competition for the majority of our Liberator branded products. In fact, many e-commerce websites refer to Liberator as a product category and not as a discrete product. And since we sell through multiple sales channels, we provide consumers with the ability to shop for Liberator intimacy products in an environment or website that they are most comfortable in. We also believe that we differentiate ourselves from conventional sex toys based on our utility of design and overall customer satisfaction as it relates to enhanced intimacy.

For our Resale products, competition among retailers of adult products and web based marketers is high. Although we compete with retail, catalog, and internet businesses and now mass and drug retailers that sell sexual wellness products including vibrators, pleasure objects, accessories and similar merchandise, we believe that this opens new channels of distribution for our Liberator products and that we are able to compete favorably as our Liberator products are unique, are couple-centric, and are assistive devices for couples with sexual limitations and issues.

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

Employees and Labor Relations

As of September 19, 2016, we had 150 employees (116 in production and warehouse operations, and 36 in sales, marketing and administrative operations).  Additional staffing is typically required to support the peak holiday period through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

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

(Dollars in thousands)	Fiscal 2016	Fiscal 2015
Direct	$5,089	$5,260
Wholesale	11,284	9,835
Other	453	459
Total Net Sales	$16,826	$15,554

Net sales in the Other channel consists of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2016	Fiscal 2015
Direct sales channel net sales	$5,089	$5,260
Direct net sales as a percentage of total revenues	30.2%	33.8%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2016	Fiscal 2015
Wholesale sales channel net sales	$11,284	$9,835
Wholesale net sales as a percentage of total revenues	67.1%	63.2%

As of June 30, 2016, the Company has over 1,000 active wholesale accounts, most of which are located in the United States.

Sales by Product Type

The following table represents the dollars and percentage of net sales by product type:

(Dollars in thousands)	Year Ended June 30, 2016		Year Ended June 30, 2015
Net sales:
Liberator	$8,116	48%	$7,204	46%
Jaxx / Avana	2,950	18%	2,253	15%
Resale	4,931	29%	5,325	34%
Other	829	5%	772	5%
Total Net Sales	$16,826	100%	$15,554	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to retailers and distributors as well as directly through our three e-commerce sites and single retail store. Net sales of Liberator products increased 13% during the year ended June 30, 2016, from the comparable year earlier period. This increase is primarily related to the ongoing success of our eco-compression packaging and higher sales of Liberator products to (and through) Amazon.com.

Jaxx and Avana - Jaxx products are contemporary seating products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. The Avana product line is a unique collection of comfort products that aid in sleep, meditation, and massage. The Avana product line is sold through e-merchants, mail order catalogers and through our e-commerce site. Net sales of Jaxx and Avana products (combined) increased 31% during the year ended June 30, 2016, compared to the prior year. This increase is primarily due to greater sales of Jaxx and Avana products to (and through) Amazon and other e-merchants.

Resale - Resale products are non-Liberator branded products (including Tenga) that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Sales of Resale products decreased 7% during the year ended June 30, 2016 from the prior year. The decrease is primarily the result of increased competition in the marketplace for those products and the resulting downward pricing pressure.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2016 increased 7% compared to the prior year. This increase is due to an increase in the number of contract manufacturing projects during fiscal year 2016 from the prior fiscal year.

ITEM 1A. Risk Factors

Not applicable to a smaller reporting company.

ITEM 2. Properties

We are headquartered in Atlanta, Georgia. Our mailing address is 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, administrative offices and a 2,500 square foot factory concept store. On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2016, the Company has completed $65,224 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the 12 months ended June 30, 2016 and 2015 was $352,479 and $350,082, respectively.

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

ITEM 4. Mine Safety Disclosures

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets Group on the OTCQB tier (“OTCQB”) under the symbol “LUVU.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCQB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions. The last sale price of our common stock, as reported on the OTCQB on September 23, 2016, was $0.02 per share.

Fiscal Year 2016	High Bid	Low Bid
Fourth Quarter: 4/1/16 to 6/30/16	$.03	$.01
Third Quarter: 1/1/16 to 3/31/16	.04	.01
Second Quarter: 10/1/15 to 12/31/15	.04	.01
First Quarter: 7/1/15 to 9/30/15	$.04	$.02

Fiscal Year 2015	High Bid	Low Bid
Fourth Quarter: 4/1/15 to 6/30/15	$.05	$.02
Third Quarter: 1/1/15 to 3/31/15	.06	.01
Second Quarter: 10/1/14 to 12/31/14	.03	.01
First Quarter: 7/1/14 to 9/30/14	$.03	$.02

Holders

As of September 25, 2016, we had approximately 81 stockholders of record of our common stock and approximately 450 beneficial holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2016.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining, available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,470,000	$.04	2,300,000	(2)

Total	6,470,000	$.04	2,300,000

(1) Includes option awards outstanding under our 2009 Stock Option Plan and our 2015 Equity Incentive Plan.

(2) Includes shares remaining available for future issuance under our 2015 Equity Incentive Plan.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected Financial Data.

Not applicable to smaller reporting company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2016 and 2015 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2016	Year Ended June 30, 2015
Net sales	100%	100%
Cost of goods sold	75%	76%
Gross profit	25%	24%
Selling, General and Administrative Expenses	24%	24%
Operating (loss) income	1%	(0%)

Fiscal Year ended June 30, 2016 Compared to the Fiscal Year Ended June 30, 2015

Net sales. The net sales increase of 8% in fiscal 2016 was driven primarily by a 17% increase in sales of manufactured branded consumer products (including Liberator, Jaxx and Avana), offset in part, by a 7% decrease in sales of distributed products. Sales through the Wholesale sales channel in fiscal 2016 increased 15% from the prior year while the Direct sales decreased 3% from the prior year. The Wholesale sales channel includes branded products and resale products sold to brick-and-mortar retailers, e-merchants like Amazon, Overstock, Brookstone and others, and, to a lesser degree, products sold to distributors. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Direct sales channel consists of consumer sales through our five websites and, to a lesser extent, our single retail store. The increase in sales through the Wholesale channel was due to greater sales of Liberator, Jaxx and Avana products through and to Amazon.

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2016 increased to 25% from 24% in the prior year. Gross profit dollars increased to $4,228,000 from $3,756,000 in the prior year and represented a 14% increase. The improvement in gross profit was primarily due to higher sales of manufactured consumer products which have a higher average gross profit margin than products purchased for resale.

 Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2016 were 23% of net sales, or $3,856,000, compared to 23% of net sales, or $3,607,000, for the year ended June 30, 2015.  The 7% increase in operating expenses from the prior year was primarily due to higher salaries and benefits.

Other income (expense). Other income (expense) increased 14% from the prior year due to higher average borrowing balances and higher interest expense on those larger balances.

Income taxes. No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2016 and 2015. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss from operations of ($312,000), or ($0.00) per diluted share, for the twelve months ended June 30, 2016 compared with a net loss from operations of ($474,000), or ($0.01) per diluted share, for the twelve months ended June 30, 2015.

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

  Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2016	2015
	(in thousands)
Cash flow data from continuing operations:
Cash provided by operating activities	$26	$366
Cash used in investing activities	(212)	(60)
Cash provided by (used in) financing activities	$239	$(407)

As of June 30, 2016, our cash and cash equivalents totaled $544,772 compared to $492,448 in cash and cash equivalents as of June 30, 2015.

Operating Activities

Net cash provided by operating activities primarily consists of the net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, loss on disposal of fixed assets, and the effect of changes in operating assets and liabilities. Net cash provided by operating activities decreased from the prior year due to an increase in the June 30 inventory balance and a smaller increase in the accounts payable balance offset, in part, by the reduced loss

Investing Activities

Cash used in investing activities in the years ended June 30, 2016 and 2015 was primarily for the purchase of production equipment, leasehold improvements and computer equipment.

Financing Activities

Cash provided by financing activities in the year ended June 30, 2016 was primarily due to increased borrowings from secured and unsecured notes payable and issuance of common stock, offset in part by repayment of existing credit obligations.

Cash used in financing activities in the year ended June 30, 2015 was primarily due to the repayment of short-term debt and repayment of the advances secured by our credit card receipts, offset in part by borrowing from the new credit card advance and other credit facilities.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of approximately $312,000 for the year ended June 30, 2016 and a net loss of approximately $474,000 for the year ended June 30, 2015. As of June 30, 2016, we have an accumulated deficit of $9.2 million and a working capital deficit of $2.4 million. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, at the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. We launched several new products during fiscal 2016 including the Zipline sofa, loveseat and chair, we expanded the Avana product line to include a broad range of top-of-bed comfort products, and we further reduced the shipping dimensions of many of our Liberator products. These actions have resulted in higher sales. At the beginning of fiscal 2017, we purchased new production equipment which should reduce our cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $250,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

Capital Resources

We expect total capital expenditures for fiscal 2017 to be under $250,000 and to be funded by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

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

On May 24, 2011, the Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs entered into a credit facility with a finance company, Advance Financial Corporation, to provide it with an asset based line of credit of up to $750,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital.  On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 and include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2016 the prime rate was 3.5%) and the Monthly Service Fee was changed to .5% per month. The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation. In addition, the loan has a corporate guarantee from Luvu Brands, Inc.  At June 30, 2016, we had utilized $737,264 from our line of credit, compared to a utilization of $720,013 at June 30, 2015.  On June 30, 2016, we were current and in compliance with all terms and conditions of this line of credit.

On October 1, 2015 the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $100,000. Terms for this additional amount call for a repayment of $119,000, which includes a one-time finance charge of $19,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $566.67 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman

On February 22, 2016, the Company borrowed an additional $400,000 from Power Up. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan call for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $2,133 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

As of June 30, 2016, the principle amount of the two credit card advances was $230,798, net of a discount of $30,700.

Subsequent to June 30, 2016, the company borrowed an additional $150,000 from Power Up. Terms for this additional amount call for a repayment of $168,000, which includes a one-time finance charge of $18,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $800 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 22, 2016, the company borrowed an additional $400,000 from Power Up. Terms for this additional amount call for a repayment of $452,000, which includes a one-time finance charge of $52,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $2,152 from OneUp’s credit card receipts until full repayment is made. The balance of the February 22, 2016 credit card loan was deducted from this loan and the Company received net proceeds from Power Up of approximately $270,000.This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2016 are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Inflation

During fiscal 2016, we experienced increases in various raw material costs and increases in labor costs and government mandated employee benefits. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2017, although there is no assurance this will occur. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2016, we carried a valuation allowance of $2.8 million against our net deferred tax assets.

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

In fiscal year 2015 and 2016, we did generate positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net loss from continuing operations to Adjusted EBITDA income from continuing operations for the years ended June 30, 2016 and 2015:

	Year ended June 30,
	2016	2015
	(in thousands)
Net loss	$(312)	$(474)
Less interest income	—	—
Plus interest expense	459	395
Plus depreciation and amortization expense	225	219
Plus stock-based compensation	36	42
Plus loss on disposal of assets	—	9
Adjusted EBITDA income from continuing operations	$408	$191

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Luvu Brands, Inc. (formerly known as Liberator, Inc.)

We have audited the accompanying consolidated balance sheets of Luvu Brands, Inc. (formerly known as Liberator, Inc.) and Subsidiaries (the “Company”) as of June 30, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Luvu Brands, Inc. (formerly known as Liberator, Inc.) and Subsidiaries as of June 30, 2016 and 2015 and the results of its operations and its cash flows for the years ended June 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $312,000, a working capital deficiency of $2.4 million, and an accumulated deficit of $9.2 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

September 27, 2016

Luvu Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2016 and 2015

	2016	2015
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$545	$492
Accounts receivable, net of allowance for doubtful accounts of $24 in 2016 and $22 in 2015	794	748
Inventories, net of allowance for inventory reserve of $60 in 2016 and $26 in 2015	1,444	1,303
Prepaid expenses	96	98
Total current assets	2,879	2,641

Equipment and leasehold improvements, net	870	628
Other assets	3	3
Total assets	$3,752	$3,272

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,363	$2,094
Current debt	2,397	1,855
Other accrued liabilities	477	456
Total current liabilities	5,237	4,405

Noncurrent liabilities:
Long-term debt	853	977
Deferred rent payable	188	215
Total noncurrent liabilities	1,041	1,192
Total liabilities	6,278	5,597
Commitments and contingencies (See Note 15)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2016 and 2015	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 71,452,596 and 70,702,596 shares issued and outstanding in 2016 and 2015, respectively	715	707
Additional paid-in capital	5,968	5,865
Accumulated deficit	(9,209)	(8,897)
Total stockholders’ deficit	(2,526)	(2,325)
Total liabilities and stockholders’ deficit	$3,752	$3,272

 The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2016 and 2015

	2016	2015
	(in thousands, except share data)

Net Sales	$16,826	$15,554
Cost of goods sold	12,598	11,798
Gross profit	4,228	3,756
Operating expenses:
Advertising and promotion	345	412
Other selling and marketing	1,254	1,266
General and administrative	2,257	1,929
Depreciation	225	219
Total operating expenses	4,081	3,826
Operating income (loss)	147	(70)

Other expense:
Loss on disposal of assets	—	(9)
Interest expense and financing costs	(459)	(395)
Total other expense	(459)	(404)
Loss from operations before income taxes	(312)	(474)
Provision for income taxes	—	—
Net loss	$(312)	$(474)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)
Shares used in calculation of net loss per share:
Basic and diluted	71,190,301	70,702,596

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2015 and June 30, 2016

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, June 30, 2014	4,300,000	$—	70,702,596	$707	$5,823	$(8,423)	$(1,893)
Stock-based compensation expense	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	(474)	(474)

Ending balance, June 30, 2015	4,300,000	—	70,702,596	707	5,865	(8,897)	(2,325)

Stock-based compensation expense	—	—	—	—	36	—	36
Common stock issued for cash	—	—	750,000	8	67	—	75
Net loss	—	—	—	—	—	(312)	(312)
Ending balance, June 30, 2016	4,300,000	$—	71,452,596	$715	$5,968	$(9,209)	$(2,526)

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2016 and 2015

	2016	2015
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(312)	$(474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	225	219
Stock-based compensation expense	36	42
Loss on disposal of fixed assets	—	9
Provision for bad debt	13	13
Provision for inventory reserve	34	26
Deferred rent payable	(16)	106

Change in operating assets and liabilities:
Accounts receivable	(60)	(145)
Inventory	(175)	43
Prepaid expenses and other assets	2	(1)
Accounts payable	270	443
Accrued expenses and interest	(39)	33
Accrued payroll and related	48	52
Net cash provided by operating activities	26	366

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(212)	(60)
Net cash used in investing activities	(212)	(60)

FINANCING ACTIVITIES:
Issuance of common stock	75	—
Net cash provided by line of credit	17	22
Borrowing (repayment) of unsecured line of credit	(14)	40
Proceeds from credit card advance	500	400
Repayment of credit card advance	(585)	(449)
Proceeds from unsecured notes payable	950	—
Repayment of unsecured notes payable	(486)	(305)
Repayment of term note - shareholder	(108)	(70)
Payments on equipment notes	(46)	—
Principle payments on capital leases	(64)	(44)
Net cash provided by (used in) financing activities	239	(406)
Net increase (decrease) in cash and cash equivalents	53	(100)
Cash and cash equivalents at beginning of period	492	592
Cash and cash equivalents at end of period	$545	$492

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Additions to capital leases/equipment notes	$255	$166
Conversion of principal and interest on convertible notes payable - shareholder	$—	$700
Forgiveness of interest on convertible notes payable - shareholder	$—	$21
Cash paid during the year for:
Interest	$462	$408
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2016 and 2015

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

 Luvu Brands, Inc. (the “Company” or Liberator) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”).

The Company is primarily a designer and manufacturer of various specialty furnishings for the sexual wellness, lifestyle and casual furniture and seating market.  The Company has also become an online retailer of products for the sexual wellness market.  All of the Company’s operations are located in the same facility in Atlanta, Georgia, including product development, sales, manufacturing and administration.  Sales are generated through internet and print advertisements.  We have a diversified customer base with only one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we experience higher sales in the second and third fiscal quarters.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of approximately $312,000 and $474,000 for the years ended June 30, 2016 and 2015, respectively and as of June 30, 2016 the Company has an accumulated deficit of approximately $9.2 million and a working capital deficit of approximately $2.4 million. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we continued to make improvements to our e-commerce sites during fiscal 2015 and 2016. We also installed new equipment during fiscal 2015 to increase the efficiency and capacity of our foam repurposing operation. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. At the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $250,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following is a summary of Accounts Receivable as of June 30, 2016 and June 30, 2015.

	June 30, 2016	June 30, 2015
	(in thousands)
Accounts receivable	$842	$783
Allowance for doubtful accounts	(24)	(22)
Allowance for discounts and returns	(24)	(13)
Total accounts receivable, net	$794	$748

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2016 and 2015 that exceeded the balance insured by the FDIC by $282,910 and $242,448, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2016, we purchased 21% and 15% of total inventory purchases from two vendors.

During 2015, we purchased 27% and 13% of total inventory purchases from two vendors.

 As of June 30, 2016 and 2015, one of the Company’s customers (Amazon) represents 32% and 32% of the total accounts receivables, respectively. Sales to (and through) Amazon accounted for 28% of our net sales during the year ended June 30, 2016 and 26% of our sales for the year ended June 30, 2015.

Fair Value of Financial Instruments

At June 30, 2016 and 2015, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $19,946 at June 30, 2016 and $25,937 at June 30, 2015. Advertising expense for the years ended June 30, 2016 and 2015 was $345,393 and $411,469, respectively.

 Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $169,500 for the year ended June 30, 2016 and $124,674 for the year ended June 30, 2015.

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

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2016, the Company has completed $65,224 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the years ended June 30, 2016 and 2015 was $352,479 and $350,082, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 15 - Commitments and Contingencies.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2016	Year Ended June 30, 2015	% Change
	(in thousands)
Net Sales by Channel:
Direct	$5,089	$5,260	(3)%
Wholesale	$11,284	$9,835	15%
Other	$453	$459	(1)%
Total Net Sales	$16,826	$15,554	8%

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2016%		June 30, 2015%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$2,470	49%	$2,361	45%	5%
Wholesale	$2,277	20%	$1,863	19%	22%
Other	$(519)	(115)%	$(468)	(102)%	(11)%
Total Gross Profit	$4,228	25%	$3,756	24%	13%

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ ASU No. 2016-09 ”) . This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. The Company is currently assessing the impact this standard may have on its consolidated financial statements and the related disclosures.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. This guidance is effective for the Company as of June 30, 2018 and is not expected to have a material impact on the consolidated financial statements as the guidance only changes the classification of deferred income taxes.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” , which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11,” Inventory: Simplifying the Measurement of Inventory” , that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact that this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “ Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements, and must provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2016 and 2015, which consist of options, warrants, and convertible notes, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The total potential anti-dilutive securities as of June 30, 2016 and 2015 are as follows:

	2016	2015
Convertible Preferred Stock	4,300,000	4,300,000
Stock options	6,870,000	4,160,500
Convertible debt	—	—
Total	11,170,000	8,460,500

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2016, we carried a valuation allowance of $2.8 million against our net deferred tax assets.

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

NOTE 4. IMPAIRMENT OF LONG-LIVED ASSETS

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2016 or 2015.

NOTE 5. INVENTORIES

All inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.  The Company’s inventories consist of the following components at June 30, 2016 and 2015:

	2016	2015
	(in thousands)
Raw materials	$659	$554
Work in process	182	160
Finished goods	663	615
Total inventories	1,504	1,329
Allowance for inventory reserves	(60)	(26)
Total inventories, net of allowance	$1,444	$1,303

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property and equipment at June 30, 2016 and 2015 consisted of the following:

	2016	2015	Estimated Useful Life
	(in thousands)
Factory equipment	$2,231	$1,910	2-10 years
Computer equipment and software	1,049	909	5-7 years
Office equipment and furniture	167	167	5-7 years
Leasehold improvements	408	402	10 years
Subtotal	3,855	3,388
Accumulated depreciation	(2,985)	(2,760)
Equipment and leasehold improvements, net	$870	$628

Depreciation expense was $225,312 and $219,168 for the years ended June 30, 2016 and 2015, respectively.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
Accrued compensation	$314	$266
Accrued expenses and interest	135	174
Current portion of deferred rent payable	28	16
Other accrued liabilities	$477	$456

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2016 and 2015 consisted of the following:

	2016	2015
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	27	41
Line of credit (Note 13)	737	720
Short-term unsecured notes payable (Note 9)	1,047	483
Current portion of term note payable – shareholder (Note 11)	130	108
Current portion of equipment notes payable (Note 15)	52	—
Current portion of leases payable (Note 15)	57	71
Credit card advance (net of discount) (Note 12)	231	316
Notes payable – related party (Note 10)	116	116
Total current debt	2,397	1,855
Long-term debt:
Leases payable (Note 15)	76	155
Unsecured notes payable (Note 9)	200	300
Equipment note payable (Note 15)	185	—
Term note payable – shareholder (Note 11)	392	522
Total long-term debt	$853	$977

NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
Unsecured note payable for $400,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 28, 2015. Personally guaranteed by principal stockholder.	$—	$83
Unsecured note payable for $150,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing December 12, 2016. $72,951 from the proceeds of the $300,000 unsecured note payable (described below) was used to retire this note.	—	—
Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing June 30, 2017. Personally guaranteed by principal stockholder. $72,951 of the proceeds from this note was used to retire the balance of the unsecured note listed above. Personally guaranteed by principal stockholder.	300	—
Unsecured note payable for $200,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing August 30, 2016. $81,671 from the proceeds of the $300,000 unsecured note payable (described below) was used to retire this note.	—	—
Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 7 2017. Personally guaranteed by principal stockholder. $81,671 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note listed above. Personally guaranteed by principal stockholder.	247	—
Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2015. Subsequent to September 30, 2015, the due date on this note was extended by the holder to October 31, 2017 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100	100
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Subsequent to June 30, 2015, the due date on this note was extended by the holder to July 31, 2017. Personally guaranteed by principal stockholder.	100	100
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder. Subsequent to December 31, 2015, the due date on this note was extended by the holder to January 2, 2017.	300	300
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Subsequent to May 1, 2015, the due date on this note was extended by the holder to May 1, 2017. Personally guaranteed by principal stockholder.	200	200

Total unsecured notes payable	$1,247	$783
Less: current portion	(1,047)	(483)
Long-term unsecured notes payable	$200	$300

NOTE 10. NOTES PAYABLE- RELATED PARTY

Related party notes payable at June 30, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76	$76
Total unsecured notes payable	$116	$116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of June 30, 2016 the principal balance under this Note was $522,324.

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and term note payable at June 30, 2016 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2017	$2,288
2018	358
2019	184
2020	50

Total	$2,880

NOTE 12. CREDIT CARD ADVANCES

On April 24, 2015, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000. The loan was secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan called for a repayment of $448,000, which included a one-time finance charge of $48,000, approximately ten months after the funding date. This loan was repaid in full on February 18, 2016 and was guaranteed by the Company and personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 16).

On October 1, 2015 the Company borrowed an additional $100,000 from Power Up. Terms for this additional amount call for a repayment of $119,000, which includes a one-time finance charge of $19,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $566.67 from OneUp’s credit card receipts until full repayment is made. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 16).

NOTE 12. CREDIT CARD ADVANCES (continued)

On February 22, 2016 the Company received another loan that calls for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 16).

As of June 30, 2016, the principle amount of the credit card advances totaled $230,798, net of a discount of $30,700.

On August 4, 2016, the Company borrowed an additional amount of $150,000 from Power Up. The loan calls for a repayment of $168,000, which includes a one-time finance charge of $18,000, approximately ten months after the funding date. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 16).

On September 22, the Company borrowed an additional amount of $400,000 from Power Up. The loan calls for a repayment of $452,000, which includes a one-time finance charge of $52,000, approximately ten months after the funding date. The balance of the February 22, 2016 credit card loan was deducted from this loan and the Company received net proceeds of approximately $270,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 16).

NOTE 13. LINE OF CREDIT

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2016, the interest rate was 6.5%) and the Monthly Service Fee was changed to .5% per month.

On December 9, 2015, the credit agreement with Advance Financial Corporation was amended to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 16).  On June 30, 2016, the balance owed under this line of credit was $737,264.  As of June 30, 2016, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman (see Note 16). The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $ 27,188 at June 30, 2016 and $40,731 at June 30, 2015.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2016, the Company has completed $65,224 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the years ended June 30, 2016 and 2015 was $352,479 and $350,082, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

The Company entered into an operating lease for certain material handling equipment in September 2010.  The monthly lease amount is $1,587 per month and expired in September 2015. Subsequent to September 2015, this operating lease was extended to September 2016 with the monthly lease amount at $1,602.

Future minimum lease payments under non-cancelable operating leases at June 30, 2016 are as follows:

Years ending June 30,	(in thousands)
2017	384
2018	392
2019	403
2020	415
Thereafter through 2021	211
Total minimum lease payments	$1,805

 Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $287,104. These assets are included in the fixed assets listed in Note 6 and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2016:

Years ending June 30,	(in thousands)
2017	68
2018	45
2019	29
2020	8
Future Minimum Lease Payments	$150
Less Amount Representing Interest	(17)
Present Value of Minimum Lease Payments	133
Less Current Portion	(57)
Long-Term Obligations under Leases Payable	$76

NOTE 15. COMMITMENTS AND CONTINGENCIES (continued)

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $283,218. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 10.5% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2016:

Year ending June 30,	(in thousands)
2017	$75
2018	75
2019	72
2020	61
2021	8
Future Minimum Note Payable Payments	$291
Less Amount Representing Interest	(54)
Present Value of Minimum Note Payable Payments	237
Less Current Portion	(52)
Long-Term Obligations under Equipment Notes Payable	$185

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the year ended June 30, 2016 was accrued by the Company at the prevailing prime rate (which is currently 3.5%) and totaled $2,579. The accrued interest on the note as of June 30, 2016 was $17,570. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the year ended June 30, 2016 was accrued by the Company at the prevailing prime rate (which is currently 3.5%) and totaled $1,358. The accrued interest on the note as of June 30, 2016 was $3,302. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015; then extended to January 2, 2017 with the principle due on maturity (see Note 9). Mr. Friedman personally guaranteed the repayment of the loan obligation.

NOTE 16. RELATED PARTY TRANSACTIONS (continued)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On June 30, 2016, the balance owed under this line of credit was $737,264.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms. Subsequent to June 30, 2015, the note was extended to July 31, 2017 under the same terms (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Prior to October 31, 2014, the note was extended to October 31, 2015 under the same terms. Prior to October 31, 2015, the note was extended to October 31, 2017 under the same terms (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2015; then extended to May 1, 2017 with the principle due on maturity (see Note 9). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The loans from Power Up Lending Group, Ltd. (see Note 12) are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls Hope Capital. As last reported to us, Hope Capital, Inc. owns 7.5% of our common stock.

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 note are 26 bi-weekly payments of principal and interest of $17,033 (see Note 9). At June 30, 2015, the principal balance of this note was $83,235 and was repaid in full on August 28, 2015.

On April 11, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due April 7, 2017. The balance due on the $200,000 unsecured note payable due August 30, 2016 was paid in full and the Company received net proceeds of $218,329 after the repayment of the September 1, 2015 loan. At June 30, 2016, the principal balance of this note was $246,852. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 29, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due June 30, 2017. The balance due on the $150,000 unsecured note payable due December 14, 2016 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2015 loan. At June 30, 2016, the principal balance of this note was $300,000. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $27,188 at June 30, 2016 and $40,731 at June 30, 2015. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

NOTE 16. RELATED PARTY TRANSACTIONS (continued)

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At June 30, 2016, the principal balance under the Note was $522,324.

On November 6, 2015, the Company sold 750,000 shares of restricted common stock to the Company’s President and CEO, Louis Friedman, for $75,000. We relied upon the exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of these securities as the transaction was by the issuer and did not involve any public offering.

NOTE 17. STOCKHOLDERS’ EQUITY

Options

 At June 30, 2016, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 4,170,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of June 30, 2016, the number of shares available for issuance under the 2015 Plan was 2,300,000. There are no shares available for issuance under the 2009 Plan, other than the 4,170,000 stock options that have already been granted.

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

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	Twelve Months Ended June 30,
	2016	2015
	(in thousands)
Cost of Goods Sold	$7	$12
Other Selling and Marketing	8	6
General and Administrative	21	24
Total	$36	$42

Stock-based compensation expense recognized in the consolidated statements of operations for each of the twelve month period ended June 30, 2016 and 2015 is based on awards ultimately expected to vest.

 A summary of option activity under the Company’s stock plan for the year ended June 30, 2016 and 2015 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2014	4,270,500	$.09	3.2 years	$-0-
Granted	350,000	$.03
Exercised	—	$—
Forfeited or Expired	(460,000)	$.04
Outstanding at June 30, 2015	4,160,500	$.07	2.2 years	-0-
Granted	3,700,000	$—
Exercised	—	$—
Forfeited or Expired	(990,500)	$.08
Outstanding at June 30, 2016	6,870,000	$.04	3.0 years	$16,900
Exercisable at June 30, 2016	2,504,500	$.08	1.5 years	$270

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.0183 for such day.

 A summary of the Company’s non-vested options for the year ended June 30, 2016 is presented below:

Non-vested Options	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2015	2,080,500	$.08
Granted	3,700,000	.02
Vested	(784,500)	.05
Forfeited	(630,500)	.08
Non-vested at June 30, 2016	4,365,500	$.02

The weighted average grant-date fair value of stock options granted during fiscal years 2016 and 2015 were $54,940 and $10,395, respectively.  The total grant-date fair values of stock options that vested during fiscal years 2016 and 2015 were $40,979 and $69,492, respectively.

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2016:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to .03	3,700,000	4.4	$.02	125,000	$.02
$.05 to .09	2,638,000	1.7	$.06	1,847,500	$.06
$.16	532,000	.7	$.16	532,000	$.16
Total stock options	6,870,000	3.0	$.04	2,504,500	$.08

The range of fair value assumptions related to options granted during the years ended June 30, 2016 and 2015 were as follows:

	2016	2015
Exercise Price:	$.01 - .03	$0.03
Volatility:	259% - 320%	259%
Risk Free Rate:	1.23% - 1.6%	1.09% to 1.11%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

As of June 30, 2016, total unrecognized stock-based compensation expense related to all unvested stock options was $62,412, which is expected to be expensed over a weighted average period of 3.4 years.

Share Purchase Warrants

As of June 30, 2016 and 2015, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2016 and 2015.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2016, the Company had reserved the following shares of common stock for issuance:

June 30,
2016
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	4,170,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	13,470,000

On November 6, 2015, the Company sold 750,000 shares of restricted common stock to the Company’s President and CEO, Louis Friedman, for $75,000. We relied upon the exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of these securities as the transaction was by the issuer and did not involve any public offering (see Note 16).

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

Preferred Stock

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

NOTE 18. INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2016 and 2015, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2016 and 2015 are approximately as follows:

	2016	2015
	(in thousands)
Deferred tax assets:
Inventory reserves	$13	$—
Allowance for doubtful accounts	13	8
Stock-based compensation	61	48
Net operating loss carry-forwards	2,714	2,626
Valuation allowance	(2,801)	(2,682)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 38% to pretax loss from operations for the years ended June 30, 2016 and 2015 due to the following:

	2016	2015

Net loss	$88	$159
Temporary differences	31	21
Valuation (allowance)	(119)	(180)
Net tax benefit	$—	$—

NOTE 18. INCOME TAXES (continued)

At June 30, 2016, the Company had net operating loss (NOL) carryforwards of approximately $7.2 million that may be offset against future taxable income. During 2016 and 2015, the total increase in the valuation allowance was $118,549 and $179,834, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.  The NOL carryforwards expire in the years 2025 through 2036.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2010 through 2016.

NOTE 19. – SUBSEQUENT EVENTS

On August 4, 2016, the Company borrowed $150,000 from Power Up. The loan calls for a repayment of $168,000, which includes a one-time finance charge of $18,000, approximately ten months after the funding date. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 12).

On September 22, 2016, the company borrowed an additional $400,000 from Power Up. Terms for this additional amount call for a repayment of $452,000, which includes a one-time finance charge of $52,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $2,152 from OneUp’s credit card receipts until full repayment is made. The balance of the February 22, 2016 credit card loan was deducted from this loan and the Company received net proceeds from Power Up of approximately $270,000.This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 12).

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2016, our CEO and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. This assessment was based on the framework in 1992 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of June 30, 2016.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the SEC that permits the Company to provide only management’s report in the Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016, has not been audited by our auditors or any other independent registered accounting firm.

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

ITEM 9B.  Other Information

None.

PART III.

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the officers and directors of Luvu Brands, Inc. as of June 30, 2016.

Name	Age	Position
Louis S. Friedman	64	Chief Executive Officer, President, Director
Ronald P. Scott	61	Chief Financial Officer, Secretary, Director
Leslie S. Vogelman	64	Treasurer

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

Background of Executive Officers and Directors

Louis S. Friedman, President, Chief Executive Officer and Director.   Mr. Friedman has served as President, Chief Executive Officer, and director since our merger with Old Liberator in October 2009.  Prior to that, he served as Old Liberator’s Chief Executive Officer and a director since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Mr. Friedman founded OneUp in 2000. Before starting OneUp, Mr. Friedman was in business consulting, venture capital and private investing from 1990 to 2000.  Earlier in his career, Mr. Friedman was Executive Vice President of Chemtronics, Inc., until its sale to Morgan Crucible in 1990. As Chief Executive Officer, Mr. Friedman has relevant insight into our operations, our industry, and related risks as well as experience bringing consumer products to market.

Ronald Scott, Chief Financial Officer, Secretary and Director.   Mr. Scott joined the Company in October 2009 in connection with our merger with Old Liberator.  Prior to that, he served as Old Liberator’s Chief Financial Officer, Secretary, and a director since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Mr. Scott joined OneUp Innovations as a part-time consultant in July, 2006 and as a full-time consultant in October, 2007, serving as its Chief Financial Officer.  From 2004 to 2009, Mr. Scott was president of Impact Business Solutions, LLC, a consulting business that provides financial management services. Prior to Impact Business Solutions, and from 1990 to 2004, Mr. Scott was Executive Vice President - Finance and Administration and a member of the Board of Directors for Cyanotech Corporation, a NASDAQ-listed natural products company. Mr. Scott holds a B.S. degree in Finance and Management from San Jose State University and an M.B.A. degree with a concentration in Accounting from Santa Clara University. Mr. Scott has relevant operating experience with small, high growth companies and an in-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements.

Leslie Vogelman, Treasurer.   Ms. Vogelman joined the Company in October 2009 in connection with our merger with Old Luvu Brands, Inc.  Prior to that, she served as Old Liberator’s Treasurer since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Ms. Vogelman joined OneUp at its inception in 2000 as Secretary and Treasurer.  Ms. Vogelman holds a B.A. from the State University of New York in Binghamton and an M.B.A. from Adelphi University.

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

  Committees

As of June 30, 2016, we have not established an audit committee or any other committee of the board of directors and, therefore, the responsibilities of such committees have been conducted by our board of directors as a whole.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2016.

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

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2016 and 2015 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compen- sation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2016	150,000	—	—	6,875	—	—	156,875
President, Chief Executive	2015	150,000	—	—	—	—	—	150,000
Officer and Chairman of the Board

Ronald P. Scott	2016	145,000	—	—	3,750	—	—	148,750
Chief Financial Officer, Secretary	2015	145,000	—	—	10,000	—	—	155,000
and Director

(1)	The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures. Refer to Note 17 of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards. See Grants of Plan-Based Awards table below.

Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending June 30, 2016 to each of our NEOs:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards ($)
Louis S. Friedman	—	—	—	—
Ronald P. Scott	—	—	—	—

 Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2016, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers.

	Outstanding Equity Awards at June 30, 2015 Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	—	500,000	$0.125	12/29/2020	(4)	—	—
Ronald P. Scott	200,000	—	$.16	12/3/2016	(1)	—	—
	300,000	100,000	$.06	10/12/2017	(2)	—	—
	50,000	150,000	$.05	8/10/2018	(3)	—	—
	—	300,000	$0.125	12/29/2020	(4)	—	—

(1)	The common stock option vests pro rata over a four-year period on each of December 3, 2012, December 3, 2013, December 3, 2014 and December 3, 2015.
(2)	The common stock option vests pro rata over a four-year period on each of October 12, 2013, October 12, 2014, October 12, 2015 and October 12, 2016.
(3)	The common stock option vests pro rata over a four-year period on each of August 10, 2014, August 10, 2015, August 10, 2016 and August 10, 2017.
(4)	The common stock option vests pro rata over a four-year period on each of December 29, 2016, 2016, December 29, 2017, December 29, 2018 and December 29, 2019.

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

Directors’ Compensation

For the fiscal years ended June 30, 2016 and 2015, our directors did not receive any compensation in their capacity as a director.

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

Applicable percentage ownership in the following table is based on 71,452,596 shares of common stock outstanding as of September 26, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 26, 2016, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	33,444,376	(1)	44.1%
Common	Ronald P. Scott	960,516	(2)	1.3%
Common	Leslie Vogelman	450,000	(3)	0.6%
Common	All directors and executive officers as a group (3 persons)	34,854,892		45.3%
5% Shareholders
Common	Hope Capital, Inc. (4)	5,378,001	(5)	7.5%

Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(6)	100.0%
Series A Convertible Preferred Stock	Ronald P. Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000		100.0%

(1)

Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 70.5 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

(2)	Includes options to purchase 750,000 shares of Common Stock.

(3)	Includes options to purchase 450,000 shares of Common Stock.

(4)	This person’s address is 111 Great Neck Road, Suite 216, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.

(5)	Includes 5,378,001 shares of common stock.

(6)	Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 70.5 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation.  In addition, Liberator has provided its corporate guarantees of the credit facility.  On June 30, 2016, the balance owed under this line of credit was $737,264.

The loans from Power Up Lending Group, Ltd. are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls Hope Capital. As last reported to us, Hope Capital, Inc. owns 7.5% of our common stock.

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the year ended June 30, 2016 was accrued by the Company at the prevailing prime rate (which is currently 3.5%) and totaled $2,579. The accrued interest on the note as of June 30, 2016 was $17,570. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 3.5% on June 30, 2016) and totaled $1,358 for the year ended June 30, 2016. On February 21, 2014, one interest installment payment was made to Mr. Friedman in the amount of $4,184. The accrued interest on the note as of June 30, 2016 was $3,302. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015; then extended to January 4, 2016; then extended to January 2, 2017 with the principle due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

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

On August 26, 2014, the Company issued an unsecured promissory note for $400,000 to two individual shareholders. Proceeds from the promissory note were used to retire three other notes held by the two individual shareholders including the $250,000 note dated December 19, 2013 with a balance of $92,228; the $250,000 note dated January 20, 2014 with a balance of $111,874 and the $130,000 note dated April 4, 2014 with a balance of $87,899 (collectively the “Prior Notes”). The remaining balance, after paying the balance on the Prior Notes, of $107,999 was received in cash by the Company. Terms of the $400,000 note are 26 bi-weekly payments of principal and interest of $17,033. At June 30, 2015, the principal balance of this note as $83,235 and was repaid in full on August 28, 2015.

 On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At June 30, 2016, the principal balance under the Note was $522,324.

On April 11, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due April 7, 2017. The balance due on the $200,000 unsecured note payable due August 30, 2016 was paid in full and the Company received net proceeds of $218,329 after the repayment of the September 1, 2015 loan. At June 30, 2016, the principal balance of this note was $246,852. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 29, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due June 30, 2017. The balance due on the $150,000 unsecured note payable due December 14, 2016 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2015 loan. At June 30, 2016, the principal balance of this note was $300,000. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for a monthly payment of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $27,188 at June 30, 2016 and $40,731 at June 30, 2015. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2016	2015
	(in thousands)
Audit Fees (1)	$42	$42
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.
(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of Liggett & Webb P.A. as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Liggett & Webb P.A. were approved by the Board.

PART IV.

 ITEM 15.      Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2016 and 2015 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009 (2)
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009 (3)
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009 (3)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to the Articles of Incorporation (4)
3.4	Articles of Amendment to the Articles of Incorporation, effective February 28, 2011 (5)
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc. (4)
4.2	3% Promissory Note issued September 5, 2014 (12)
10.1	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005 (3)
10.2	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006 (3)
10.3	Exclusive Distribution Agreement between OneUp Innovations, Inc. and TENGA Co., Ltd., dated December 12, 2012 (9)
10.4	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011 (7)
10.5	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011 (7)
10.6	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011(7)
10.7	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011(7)
10.8	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013 (11)
10.9	First Amendment to Lease dated July 23, 2014 by and between Bedford Realty Company, LLC and OneUp Innovations, Inc. (13)
10.10	Credit Card Receivables Advance Agreement with Power Up Lending Group, dated April 21, 2015 (14)
10.11	Advance Schedule No. 2 to Credit Card Receivables Advance Agreement with Power Up Lending Group, dated April 21, 2015 (15)
10.12	Advance Schedule No. 3 to Credit Card Receivables Advance Agreement with Power Up Lending Group, dated February 22, 2016 *
10.13	Advance Schedule No. 4 to Credit Card Receivables Advance Agreement with Power Up Lending Group, dated August 3, 2016 *
10.14	Advance Schedule No. 5 to Credit Card Receivables Advance Agreement with Power Up Lending Group, dated September 22, 2016 *
21.1	Subsidiaries (13)
23.1	Consent of Liggett & Webb P.A., independent registered public accounting firm *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

___________________

*           Filed herewith.

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2)	Filed on October 22, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on March 24, 2010 as an exhibit to Amendment No. 1 to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on February 23, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on March 3, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on November 9, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on October 12, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(8)	Filed on October 11, 2012 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(9)	Filed on February 8, 2013 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.
(10)	Filed on August 15, 2013 as an exhibit to our Current Report on Form 8-K/A, and incorporated herein by reference.
(11)	Filed on September 30, 2013 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(12)	Filed on September 5, 2014 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(13)	Filed on September 29, 2014 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(14)	Filed on May 13, 2015 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(15)	Filed on October 13, 2015 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: September 27, 2016	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	September 27, 2016
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	September 27, 2016
Ronald P. Scott