Form 10-Q
period 2016-09-30
Luvu Brands, Inc.
filed 2016-11-21
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 20, 2016 there were 73,452,596 shares of the registrant’s common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2016 (unaudited)	June 30, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$339	$545
Accounts receivable, net	853	794
Inventories, net	1,525	1,444
Prepaid expenses	90	96
Total current assets	2,807	2,879
Equipment and leasehold improvements, net	836	870
Other assets	12	3
		3
Total assets	$3,655	$3,752
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,449	$2,363
Current debt	2,620	2,397
Other accrued liabilities	410	477
Total current liabilities	5,479	5,237
Long-term liabilities:
Long-term debt	693	853
Deferred rent payable	179	188
Total noncurrent liabilities	872	1,041
Total liabilities	6,351	6,278
Commitments and contingencies (note 15)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of September 30, 2016 and June 30, 2016	—	—
Common stock of $0.01 par value, 175,000,000 shares authorized; 71,452,596 shares issued and outstanding at September 30, 2016 and at June 30, 2016	715	715
Additional paid-in capital	5,975	5,968
Accumulated deficit	(9,386)	(9,209)
Total stockholders’ deficit	(2,696)	(2,526)
Total liabilities and stockholders’ deficit	$3,655	$3,752

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended September 30,
	2016	2015
	(in thousands, except share data)

Net Sales	$4,105	$3,717
Cost of goods sold	3,128	2,803
Gross profit	977	914
Operating expenses:
Advertising and promotion	82	70
Other selling and marketing	285	343
General and administrative	584	563
Depreciation and amortization	51	58
Total operating expenses	1,002	1,034
Operating loss	(25)	(120)
Other income (expense):
Interest income	—	—
Interest (expense) and financing costs	(152)	(102)
Total other income (expense)	(152)	(102)
Loss from operations before income taxes	(177)	(222)
Provision for income taxes	—	—
Net loss	$(177)	$(222)
Net loss per share:
Basic and diluted loss per common shares	$(0.00)	$(0.00)
Weighted-average common shares outstanding:
Basic and diluted weighted average common and common equivalent shares outstanding	71,452,596	70,702,596

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(177)	$(222)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	51	58
Stock based compensation expense	7	10
Provision for bad debt	9	(2)
Deferred rent payable	(6)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(67)	(6)
Inventories	(80)	(175)
Prepaid expenses and other assets	(3)	13
Accounts payable	85	304
Accrued compensation	(64)	115
Accrued expenses and interest	(5)	(44)

Net cash (used in) provided by operating activities	(250)	48

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(18)	(32)

Net cash used in investing activities	(18)	(32)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	(28)	(24)
Repayment of unsecured note payable	(142)	200
Net cash provided by line of credit	(16)	18
Proceeds from credit card advance	550	—
Repayment of credit card advance	(271)	(123)
Repayment of unsecured line of credit	(3)	(3)
Payments on equipment notes	(12)	(12)
Repayment of short-term unsecured notes payable	—	(97)
Principal payments on capital leases	(16)	(15)

Net cash provided by (used in) financing activities	62	(56)

Net decrease in cash and cash equivalents	(206)	(40)
Cash and cash equivalents at beginning of period	545	492

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$339	$452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$—	$162
Cash paid during the period for:
Interest	$151	$101
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Luvu Brands, Inc. (the “Company” or “Luvu Brands”, formerly known as Liberator, Inc.) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”).

The Company is primarily a manufacturer, designer and online retailer of various specialty brands for the sexual wellness, fashion seating and top-of-bed comfort products markets.  The Company has also become an online retailer of products for the sexual wellness market.  All of the Company’s operations are located in the same facility in Atlanta, Georgia, including product development, sales, manufacturing and administration.  Sales are generated through internet and print advertisements.  We have a diversified customer base with only one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we experience higher sales in the second and third fiscal quarters.

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Going Concern - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of September 30, 2016, the Company has an accumulated deficit of approximately $9,386,000 and a working capital deficit of approximately $2,672,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we continued to make improvements to our e-commerce sites during 2016. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. At the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $200,000 of funding over the next twelve months, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

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

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2016 filed on September 27, 2016.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of September 30, 2016 and June 30, 2016.

	September 30, 2016	June 30, 2016
	(in thousands)
Accounts receivable	$902	$842
Allowance for doubtful accounts	(33)	(24)
Allowance for discounts and returns	(16)	(24)
Total accounts receivable, net	$853	$794

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at September 30, 2016 that exceeded the balance insured by the FDIC by $77,523.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three month ended September 30, 2016, we purchased 21% and 15% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2016, we purchased 21% and 15% of total inventory purchases from two vendors.

As of September 30, 2016 one of the Company’s customers (Amazon) represents 29% of the total accounts receivables compared to 32% as of June 2016.

Fair Value of Financial and Derivative Instruments

At September 30, 2016, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $20,001 at September 30, 2016 and $19,946 at June 30, 2016. Advertising expense for the three months ended September 30, 2016 and 2015 was $82,009 and $70,003, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $51,929 and $38,031for the three months ended September 30, 2016 and 2015, respectively. Research and development costs are included in general and administrative expense.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2016.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of September 30, 2016, the Company has completed $65,224 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2016 and 2015 was $88,120 and $88,120, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 15 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our five e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products (purchased products, Jaxx and Avana products) sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months ending September 30, 2016, sales to and through Amazon accounted for 29% of our net sales.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)
	September 30, 2016	September 30, 2015
Net Sales:
Direct	$1,274,352	$1,128,374
Wholesale	2,743,748	2,486,035
Other	87,097	103,034
Total Net Sales	$4,105,197	$3,717,443

Gross Profit:
Direct	$613,087	$514,027
Wholesale	500,753	500,686
Other	(136,741)	(100,867)
Total Gross Profit	$977,099	$913,846

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of September 30, 2016 and 2015, which consist of options, warrants, and convertible notes, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive:

	September 30,
	2016	2015
Common stock options – 2009 Plan	3,862,000	4,455,500
Common stock options – 2015 Plan	2,750,000	—
Convertible preferred stock	4,300,000	4,300,000
Total	10,912,000	8,755,500

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

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

NOTE 3. STOCK-BASED COMPENSATION

Options

At September 30, 2016, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 3,862,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2016, the number of shares available for issuance under the 2015 Plan was 2,250,000. There are no shares available for issuance under the 2009 Plan, other than the 3,862,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2016:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2016	6,870,000	3.0	$.04	$—
Granted	250,000	4.9	$.02	$—
Exercised	—	—	$—	$—
Forfeited or expired	(508,000)	(4.0)	$.05	$—
Options outstanding as of September 30, 2016	6,612,000	2.8	$.04	$—
Options exercisable as of September 30, 2016	2,716,000	1.3	$.08	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.02 for such day.

There were 250,000 stock options granted during the three months ended September 30, 2016 and 700,000 stock options granted during the three months ended September 30, 2015. The value assumptions related to options granted during the three months ended September 30, 2016 and 2015, respectively, were as follows:

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Exercise Price:	$.02	$.02 - $.03
Volatility:	236%	270% - 284%
Risk Free Rate:	1.05%	1.24% - 1.38%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

 The following table summarizes the weighted average characteristics of outstanding stock options as of

September 30, 2016:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to .03	3,450,000	4.2	$.02	125,000	$.02
$.05 to .09	2,634,000	1.4	$.06	2,063,000	$.06
$.16	528,000	.2	$.16	528,000	$.16
Total stock options	6,612,000	2.8	$.04	2,716,000	$.08

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended September 30, 2016 and 2015 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Cost of Goods Sold	$1	$3
Other Selling and Marketing	2	2
General and Administrative	4	5
Total Stock-based Compensation Expense	$7	$10

As of September 30, 2016, the Company’s total unrecognized compensation cost was $50,619 which will be recognized over the weighted average vesting period of three years.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of September 30, 2016 or June 30, 2016.

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2016	June 30, 2016
	(in thousands)
Raw materials	$671	$659
Work in process	234	182
Finished goods	680	663
Total inventories	1,585	1,504
Allowance for inventory reserves	(60)	(60)
Total inventories, net of allowance	$1,525	$1,444

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	September 30, 2016	June 30, 2016	Estimated Useful Life
	(in thousands)
Factory equipment	$2,249	$2,231	2-10 years
Computer equipment and software	1,049	1,049	5-7 years
Office equipment and furniture	167	167	5-7 years
Leasehold improvements	408	408	10 years
Subtotal	3,873	3,855
Accumulated depreciation	(3,037)	(2,985)
Equipment and leasehold improvements, net	$836	$870

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2016

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
	(in thousands)
Accrued compensation	$250	$314
Accrued expenses and interest	130	135
Current portion of deferred rent payable	30	28
Other accrued liabilities	$410	$477

.

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at September 30, 2016 and June 30, 2016 consisted of the following:

	September 30, 2016	June 30, 2016
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$24	$27
Line of credit (Note 13)	722	737
Short-term unsecured notes payable (Note 9)	1,005	1,047
Current portion of term note payable – shareholder (Note 11)	136	130
Current portion of equipment notes payable (Note 15)	54	52
Current portion of leases payable (Note 15)	52	57
Credit card advance (net of discount) (Note 12)	511	231
Notes payable – related party (Note 10)	116	116
Total current debt	2,620	2,397
Long-term debt:
Leases payable (Note 15)	65	76
Unsecured notes payable (Note 9)	100	200
Equipment note payable (Note 15)	171	185
Term note payable – shareholder (Note 11)	357	392
Total long-term debt	$693	$853

NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2016 and June 30, 2016 consisted of the following:

	September 30, 2016	June 30, 2016
	(in thousands)
Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing June 30, 2017. $72,951 of the proceeds from this note was used to retire the balance of the unsecured note issued on December 12, 2015. Personally guaranteed by principal stockholder.	$236	$300
Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 7 2017. $81,671 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note issued on September 1, 2015. Personally guaranteed by principal stockholder.	169	247
Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2015. Subsequent to September 30, 2015, the due date on this note was extended by the holder to October 31, 2017 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100	100
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Subsequent to June 30, 2015, the due date on this note was extended by the holder to July 31, 2017. Personally guaranteed by principal stockholder.	100	100
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder. Subsequent to December 31, 2015, the due date on this note was extended by the holder to January 2, 2017.	300	300
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Subsequent to May 1, 2015, the due date on this note was extended by the holder to May 1, 2017. Personally guaranteed by principal stockholder.	200	200

Total unsecured notes payable	$1,105	$1,247
Less: current portion	(1,005)	(1,047)
Long-term unsecured notes payable	$100	$200

NOTE 10. NOTES PAYABLE-RELATED PARTY

Related party notes payable at September 30, 2016 and June 30, 2016 consisted of the following:

	September 30, 2016	June 30, 2016
	(in thousands)
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$76	$76
Total unsecured notes payable	$116	$116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of September 30, 2016 the principal balance under this Note was $493,720.

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and term note payable at September 30, 2016 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2017 (nine months)	$2,580
2018	256
2019	186
2020	49

Total	$3,071

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 12. CREDIT CARD ADVANCES

On April 24, 2015, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000. The loan was secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms of the loan called for a repayment of $448,000, which included a one-time finance charge of $48,000, approximately ten months after the funding date. This loan was repaid in full on February 18, 2016 and was guaranteed by the Company and personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17). Power Up is controlled by Curt Kramer, who also controls HCI.

On October 1, 2015 the Company borrowed an additional $100,000 from Power Up. Terms for this additional amount call for a repayment of $119,000, which includes a one-time finance charge of $19,000, approximately ten months after the funding date. This will be accomplished by Power Up withholding a fixed amount each business day of $566.67 from OneUp’s credit card receipts until full repayment is made. This loan was repaid in full on July 29, 2016 and was guaranteed by the Company and personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

On February 22, 2016 the Company received another loan that calls for a repayment of $448,000, which includes a one-time finance charge of $48,000, approximately ten months after the funding date. This loan was repaid in full on September 22, 2016 and was guaranteed by the Company and personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

On August 4, 2016, the Company borrowed an additional amount of $150,000 from Power Up. The loan calls for a repayment of $168,000, which includes a one-time finance charge of $18,000, approximately ten months after the funding date. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

On September 22, the Company borrowed an additional amount of $400,000 from Power Up. The loan calls for a repayment of $452,000, which includes a one-time finance charge of $52,000, approximately ten months after the funding date. The balance of the February 22, 2016 credit card loan was deducted from this loan and the Company received net proceeds of approximately $270,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

As of September 30, 2016, the principle amount of the credit card advances totaled $511,190, net of a discount of $65,246.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of September 30, 2016, the interest rate was 6.5%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 12).  On September 30, 2016, the balance owed under this line of credit was $721,474.  On September 30, 2016, we were current and in compliance with all terms and conditions of this line of credit.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $24,152 at September 30, 2016 and $27,188 at June 30, 2016.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of September 30, 2016, the Company has completed $65,224 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2016 and 2015 was $88,120 and $88,120, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

Future minimum lease payments under non-cancelable operating leases at September 30, 2016 are as follows:

Year ending June 30,	(in thousands)
2017 (nine months)	$287
2018	392
2019	403
2020	415
2021	211
Total minimum lease payments	$1,708

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

The following is an analysis of the minimum future capital lease payments subsequent to September 30, 2016:

Years ending June 30,	(in thousands)
2017 (nine months)	$49
2018	45
2019	29
2020	8
Future Minimum Lease Payments	$131
Less Amount Representing Interest	(14)
Present Value of Minimum Lease Payments	117
Less Current Portion	(52)
Long-Term Obligations under Leases Payable	$65

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

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2016:

Year ending June 30,	(in thousands)
2017 (nine months)	$56
2018	75
2019	72
2020	61
2021	8
Future Minimum Note Payable Payments	$272
Less Amount Representing Interest	(47)
Present Value of Minimum Note Payable Payments	225
Less Current Portion	(54)
Long-Term Obligations under Equipment Notes Payable	$171

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $150,000 and eligibility to receive a bonus.  In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 16. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at September 30, 2016 and June 30, 2016.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2016, the Company had reserved the following shares of common stock for issuance:

September 30,
2016
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	3,862,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	13,162,000

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

NOTE 17. RELATED PARTIES

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the three months ended September 30, 2016 was accrued by the Company at the prevailing prime rate (which is currently 3.5%) and totaled $670. The accrued interest on the note as of September 30, 2016 was $18,240. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the three months ended September 30, 2016 was accrued by the Company at the prevailing prime rate (which is currently 3.5%) and totaled $353. The accrued interest on the note as of September 30, 2016 was $3,655. This note is subordinate to all other credit facilities currently in place.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On September 30, 2016, the balance owed under this line of credit was $721,474.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

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

The loans from Power Up Lending Group, Ltd. (see Note 12) are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls HCI. As last reported to us, HCI, Inc. owns 7.5% of our common stock.

On April 11, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due April 7, 2017. The balance due on the $200,000 unsecured note payable due August 30, 2016 was paid in full and the Company received net proceeds of $218,329 after the repayment of the September 1, 2015 loan. At September 30, 2016, the principal balance of this note was $168,940. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 29, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due June 30, 2017. The balance due on the $150,000 unsecured note payable due December 14, 2016 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2015 loan. At September 30, 2016, the principal balance of this note was $235,976. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $24,152 at September 30, 2016 and $27,188 at June 30, 2016. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to HCI on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At September 30, 2016, the principal balance under the Note was $493,720.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 18. SUBSEQUENT EVENTS

Subsequent to the period covered by this report, on November 14, 2016, the Company sold 2,000,000 shares of restricted common stock to the Company’s President and CEO, Louis Friedman, for $100,000. We relied upon the exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of these securities as the transaction was by the issuer and did not involve any public offering.

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

	Three Months Ended
	(unaudited)
	September 30, 2016	September 30, 2015
Net Sales	100.0%	100.0%
Cost Of Goods Sold	76.2%	75.5%
Gross Margin	23.8%	24.5%
Selling, General and Administrative Expenses	24.4%	27.8%
Loss From Operations	(0.6)%	(3.3)%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	September 30, 2016		September 30, 2015
Net Sales:
Liberator	$1,862	45%	$1,747	47%
Jaxx / Avana	884	22%	551	15%
Resale	1,165	28%	1,310	35%
Other	194	5%	109	3%
Total Net Sales	$4,105	100%	$3,717	100%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net sales. The Company achieved record first quarter sales for the three months ended September 30, 2016 of $4,105,197, a 10% increase from the comparable prior year period.  The net sales increase in the first quarter of fiscal 2017 was driven primarily by a $333,000 (or 60%) increase in the combined sales of Jaxx and Avana products. Sales of Liberator branded products also increased 7% during the quarter from the comparable prior year period. These increases were partially offset by an 11% decrease in sales of Resale products, including Tenga products. Sales through the Direct channel in the first quarter of fiscal 2017 increased 13% from the same period in the prior year. The Direct sales channel consists of direct to consumer sales through our five e-Commerce sites and, to a lesser extent, our single retail store. Sales through the Wholesale channel increased 10% during the three months ended September 30, 2016, primarily due to higher sales of Jaxx and Avana products. The Wholesale channel includes sales of Liberator branded products to retailers, e-merchants (including Amazon and Brookstone and others), non-Liberator products sold to retailers and e-merchants, and private label items sold to other resellers. The Other product revenue increased 78% to $194,328 in the three months ended September 30, 2016, primarily as a result of greater sales of products made under contract for third parties.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite a 10% increase in net sales, gross profit increased 7% to $977,099 for the three months ended September 30, 2016 from $913,846 in the comparable prior year period. Gross margin as a percentage of sales decreased from 24.5% in the prior year period to 23.8% in the current year, primarily due to higher labor costs related to product assembly and packaging. The Company purchased compress and roll pack equipment that it expects to install by the end of the current calendar year. This new equipment is expected to reduce labor costs and increase production capacity to keep pace with increasing demand for the Company’s compressed products.

Operating expenses. Total operating expenses for the three months ended September 30, 2016 were 24% of net sales, or approximately $1,002,000, compared to 28% of net sales, or approximately $1,034,000, for the same period in the prior year.  Although total operating expenses were essentially unchanged from the prior year, Other selling and marketing expense decreased 17% to approximately $285,000, primarily due to lower personnel related costs. General and administrative increased 4% to approximately $584,000, primarily due to higher business insurance expense, and costs related to providing employee health benefits mandated by the Affordable Care Act.

Other income (expense). Other income (expense) during the first quarter increased from expense of approximately ($102,000) in fiscal 2016 to expense of approximately ($152,000) during the first quarter of fiscal 2017. The increase was primarily due to higher average borrowing balances and higher interest expense on those larger balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
	(Unaudited)
Cash flow data:
Cash (used in) provided by operating activities	$(250)	$48
Cash used in investing activities	$(18)	$(32)
Cash provided by (used in) financing activities	$62	$(56)

As of September 30, 2016, our cash and cash equivalents totaled $339,385, compared to $452,589 in cash and cash equivalents as of September 30, 2015.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash used in the operating activities was $250,040 in the three months ended September 30, 2016 compared to $47,856 net cash provided by the operating activities in the three months ended September 30, 2015.  The primary reason for the decrease in cash provided by operating activities is the net loss of $176,689 and an increase in inventories of $80,473, an increase in accounts receivable of $67,119 and a decrease in accrued compensation of $64,264, offset in part by an increase in accounts payable of $84,766.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2016 was $17,847 and related to the purchase and installation of new production equipment during the first quarter.

Financing Activities

Cash provided by financing activities during the three months ended September 30, 2016 of $62,500 was primarily attributable to the increase of borrowings under credit card advance, offset in part by repayments of unsecured note payable, repayment of term note-shareholder and payments on equipment notes and capital leases.

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

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of approximately $177,000 for the three months ended September 30, 2016 and a net loss of approximately $312,000 for the year ended June 30, 2016. As of September 30, 2016, we have an accumulated deficit of approximately $9,386,000 and a working capital deficit of approximately $2,672,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we continued to make improvements to our e-commerce sites during 2016. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. At the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income (loss) for the three months ended September 30, 2016 and 2015:

(Dollars in thousands)	Three months ended September 30,
	2016	2015
Net loss	$(177)	$(222)
Less interest income
Plus interest expense, net	152	102
Plus depreciation and amortization expense	51	58
Plus stock-based compensation	7	10
Adjusted EBITDA income (loss)	$33	$(52)

As used herein, Adjusted EBITDA income (loss) represents net loss before interest income, interest expense, income taxes, depreciation, amortization, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss of the Company or net cash used in operating activities.

Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and non-cash charges for stock-based compensation expense.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

Subsequent to the period covered by this report, on November 14, 2016, the Company sold 2,000,000 shares of restricted common stock to the Company’s President and CEO, Louis Friedman, for $100,000. We relied upon the exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of these securities as the transaction was by the issuer and did not involve any public offering.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

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

LUVU BRANDS, INC.
(Registrant)

November 21, 2016	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 21, 2016	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)