Form 10-Q
period 2016-12-31
Luvu Brands, Inc.
filed 2017-02-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 13, 2017 there were 73,452,596 shares of the registrant’s common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2016 (unaudited)	June 30, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$570	$545
Accounts receivable, net	1,119	794
Inventories, net	1,630	1,444
Prepaid expenses	74	96
Total current assets	3,393	2,879
Equipment and leasehold improvements, net	950	870
Other assets	9	3
		3
Total assets	$4,352	$3,752
		3
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,560	$2,363
Current debt	2,360	2,397
Other accrued liabilities	515	477
Total current liabilities	5,435	5,237
Long-term liabilities:
Long-term debt	936	853
Deferred rent payable	171	188
Total noncurrent liabilities	1,107	1,041
Total liabilities	6,542	6,278
Commitments and contingencies (note 15)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of December 31, 2016 and June 30, 2016	—	—
Common stock of $0.01 par value, 175,000,000 shares authorized; 73,452,596 shares issued and outstanding at December 31, 2016 and 71,452,596 at June 30, 2016	735	715
Additional paid-in capital	6,063	5,968
Accumulated deficit	(8,988)	(9,209)
Total stockholders’ deficit	(2,190)	(2,526)
Total liabilities and stockholders’ deficit	$4,352	$3,752

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands, except share data)
Net Sales	$5,134	$4,888	$9,239	$8,605
Cost of goods sold	3,593	3,563	6,721	6,366
Gross profit	1,541	1,325	2,518	2,239
Operating expenses
Advertising and promotion	124	111	206	181
Other selling and marketing	281	307	566	649
General and administrative	563	504	1,147	1,067
Depreciation and amortization	52	63	103	122
Total operating expenses	1,020	985	2,022	2,019
Income from operations	521	340	496	220
Other Income (Expense):
Loss on disposal of assets	(1)	—	(1)	—
Interest income	—	—	—	—
Interest expense and financing costs	(121)	(116)	(273)	(218)
Total Other (Expense)	(122)	(116)	(274)	(218)
Income before income taxes	399	224	222	2
Provision for income taxes	—	—	—	—
Net income	$399	$224	$222	$2
Net income per share
Basic	$0.01	$0.00	$0.00	$0.00
Diluted	$0.01	$0.00	$0.00	$0.00

Shares used in computing net income per share
Basic	72,496,074	71,159,188	71,974,335	70,930,857
Diluted	72,922,615	75,459,188	72,352,420	75,230,857

 See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2016	2015
	(in thousands)
OPERATING ACTIVITIES:
Net income	$222	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	122
Stock based compensation expense	14	19
Loss on disposal of assets	1	—
Provision for bad debt	4	(4)
Provision for inventory reserves	30	—
Deferred rent payable	(11)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(329)	(251)
Inventories	(216)	(64)
Prepaid expenses and other assets	17	14
Accounts payable	196	226
Accrued compensation	46	51
Accrued expenses and interest	(13)	(46)
Net cash provided by operating activities	64	64

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(47)	(154)
Net cash used in investing activities	(47)	(154)

FINANCING ACTIVITIES:
Sale of common stock	100	75
Repayment of term note-shareholder	(62)	(52)
Proceeds from unsecured note payable	—	350
Net cash provided by line of credit	241	210
Proceeds from credit card advance	550	—
Repayment of credit card advance	(448)	(173)
Repayment of unsecured line of credit	(6)	(7)
Payments on equipment notes	(32)	(19)
Repayment of short-term unsecured notes payable	(303)	(146)
Principal payments on capital leases	(32)	(31)
Net cash provided by financing activities	8	207

Net increase in cash and cash equivalents	25	117
Cash and cash equivalents at beginning of period	545	492
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$570	$609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$138	$161
Cash paid during the period for:
Interest	$250	$218
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Going Concern - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of December 31, 2016, the Company has an accumulated deficit of approximately $8,988,000 and a working capital deficit of approximately $2,042,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we continued to make improvements to our e-commerce sites during 2016. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. At the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. This equipment was delivered during the first week of January, 2017 and is now fully operational. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $200,000 of funding over the next twelve months, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following is a summary of Accounts Receivable as of December 31, 2016 and June 30, 2016.

	December 31, 2016	June 30, 2016
	(in thousands)
Accounts receivable	$1,164	$842
Allowance for doubtful accounts	(28)	(24)
Allowance for discounts and returns	(17)	(24)
Total accounts receivable, net	$1,119	$794

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at December 31, 2016 that exceeded the balance insured by the FDIC by $307,941.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the six months ended December 31, 2016, we purchased 20% and 15% of total inventory purchases from two vendors, the largest of which was Tenga product purchases. As previously disclosed, we will no longer purchase and distribute Tenga products, effective with the third quarter of fiscal 2017.

During the fiscal year ended June 30, 2016, we purchased 21% and 15% of total inventory purchases from two vendors.

As of December 31, 2016 one of the Company’s customers (Amazon) represents 50% of the total accounts receivables compared to 32% as of June 2016.

Fair Value of Financial and Derivative Instruments

At December 31, 2016, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

The valuation techniques that may be used to measure fair value are as follows:

A. Market approach- Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B. Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

C. Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $13,102 at December 31, 2016 and $19,946 at June 30, 2016. Advertising expense for the three months ended December 31, 2016 and 2015 was $123,660 and $110,895, respectively. Advertising expense for the six months ended December 31, 2016 and 2015 was $205,669 and $180,898, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $38,812 and $40,362 for the three months ended December 31, 2016 and 2015, respectively. Expenses for new product development totaled $90,741 and $78,393 for the six months ended December 31, 2016 and 2015, respectively. Research and development costs are included in general and administrative expense.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated service lives for financial reporting purposes of 2-10 years.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2016.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2016, the Company has completed $69,332 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the six months ended December 31, 2016 and 2015 was $176,239 and $176,239, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 15 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels: Direct, Wholesale and Other.  Direct includes product sales through our five e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to distributors and retailers, non-Liberator products (purchased products, Jaxx and Avana products) sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three and six months ending December 31, 2016, sales to and through Amazon accounted for 30% and 30% of our net sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels (dollars in thousands).

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Net Sales:
Direct	$1,608	$1,434	$2,882	$2,563
Wholesale	3,400	3,321	6,144	5,807
Other	126	133	213	235
Total Net Sales	$5,134	$4,888	$9,239	$8,605

Gross Margin:
Direct	$830	$704	$1,443	$1,218
Wholesale	877	769	1,378	1,270
Other	(166)	(148)	(303)	(249)
Total Gross Margin	$1,541	$1,325	$2,518	$2,239

\

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income Per Share

Basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period, and diluted net income per share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using the treasury stock method.  As of December 31, 2016 and 2015, the common stock equivalents did not have any effect on net income per share.

	December 31,
	2016	2015
Common stock options – 2009 Plan	2,876,000	4,503,000
Common stock options – 2015 Plan	2,550,000	2,700,000
Convertible preferred stock	4,300,000	4,300,000
Total	9,726,000	11,503,000

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 3. STOCK-BASED COMPENSATION

Options

At December 31, 2016, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 3,862,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2016, the number of shares available for issuance under the 2015 Plan was 2,550,000. There are no shares available for issuance under the 2009 Plan, other than the 2,876,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2016:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2016	6,870,000	3.0	$.04	$—
Granted	250,000	4.7	$.02	$2,625
Exercised	—	—	$—	$—
Forfeited or expired	(1,694,000)	(2.4)	$.07	$—
Options outstanding as of December 31, 2016	5,426,000	2.4	$.07	$—
Options exercisable as of December 31, 2016	3,009,500	1.8	$.05	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.03 for such day.

There were 250,000 stock options granted during the six months ended December 31, 2016 and 3,700,000 stock options granted during the six months ended December 31, 2015. The value assumptions related to options granted during the six months ended December 31, 2016 and 2015, respectively, were as follows:

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
Exercise Price:	$.02	$.01 - $.03
Volatility:	236%	259% - 320%
Risk Free Rate:	1.05%	1.23% - 1.60%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 3. STOCK-BASED COMPENSATION (continiued)

 The following table summarizes the weighted average characteristics of outstanding stock options as of

December 31, 2016:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to .03	2,950,000	3.9	$.02	762,500	$.02
$.05 to .09	2,476,000	1.2	$.06	2,247,000	$.06
Total stock options	5,426,000	2.7	$.04	3,009,500	$.05

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2016 and 2015 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Cost of Goods Sold	$1	$2	$2	$4
Other Selling and Marketing	2	2	4	4
General and Administrative	4	5	8	11
Total Stock-based Compensation Expense	$7	$9	$14	$19

As of December 31, 2016, the Company’s total unrecognized compensation cost was $37,682 which will be recognized over the weighted average vesting period of three years.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of December 31, 2016 or June 30, 2016.

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2016	June 30, 2016
	(in thousands)
Raw materials	$694	$659
Work in process	195	182
Finished goods	831	663
Total inventories	1,720	1,504
Allowance for inventory reserves	(90)	(60)
Total inventories, net of allowance	$1,630	$1,444

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	December 31, 2016	June 30, 2016	Estimated Useful Life
	(in thousands)
Factory equipment	$2,303	$2,231	2-10 years
Computer equipment and software	1,049	1,049	5-7 years
Office equipment and furniture	167	167	5-7 years
Leasehold improvements	518	408	10 years
Subtotal	4,037	3,855
Accumulated depreciation	(3,087)	(2,985)
Equipment and leasehold improvements, net	$950	$870

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2016.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
	(in thousands)
Accrued compensation	$359	$314
Accrued expenses and interest	123	135
Current portion of deferred rent payable	33	28
Other accrued liabilities	$515	$477

.

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at December 31, 2016 and June 30, 2016 consisted of the following:

	December 31, 2016	June 30, 2016
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$21	$27
Line of credit (Note 13)	978	737
Short-term unsecured notes payable (Note 9)	644	1,047
Current portion of term note payable – shareholder (Note 11)	143	130
Current portion of equipment notes payable (Note 15)	78	52
Current portion of leases payable (Note 15)	47	57
Credit card advance (net of discount) (Note 12)	333	231
Notes payable – related party (Note 10)	116	116
Total current debt	2,360	2,397
Long-term debt:
Leases payable (Note 15)	55	76
Unsecured notes payable (Note 9)	300	200
Equipment note payable (Note 15)	264	185
Term note payable – shareholder (Note 11)	317	392
Total long-term debt	$936	$853

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2016 and June 30, 2016 consisted of the following:

	December 31, 2016	June 30, 2016
	(in thousands)
Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing June 30, 2017. $72,951 of the proceeds from this note was used to retire the balance of the unsecured note issued on December 12, 2015. Personally guaranteed by principal stockholder.	$157	$300
Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 7 2017. $81,671 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note issued on September 1, 2015. Personally guaranteed by principal stockholder.	87	247
Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2015. Subsequent to September 30, 2015, the due date on this note was extended by the holder to October 31, 2017 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100	100
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Subsequent to June 30, 2015, the due date on this note was extended by the holder to July 31, 2017. Personally guaranteed by principal stockholder.	100	100
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder. Subsequent to December 31, 2016, the due date on this note was extended by the holder to January 2, 2018.	300	300
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder. Subsequent to May 1, 2015, the due date on this note was extended by the holder to May 1, 2017. Personally guaranteed by principal stockholder.	200	200

Total unsecured notes payable	$944	$1,247
Less: current portion	(644)	(1,047)
Long-term unsecured notes payable	$300	$200

NOTE 10. NOTES PAYABLE-RELATED PARTY

Related party notes payable at December 31, 2016 and June 30, 2016 consisted of the following:

	December 31, 2016	June 30, 2016
	(in thousands)
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of December 31, 2016 the principal balance under this Note was $460,022.

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and term note payable at December 31, 2016 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2017 (six months)	$2,161
2018	456
2019	186
2020	49

Total	$2,852

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

On October 1, 2015 the Company borrowed an additional $100,000 from Power Up. Terms for this additional amount call for a repayment of $119,000, which included a one-time finance charge of $19,000, approximately ten months after the funding date. This was accomplished by Power Up withholding a fixed amount each business day of $566.67 from OneUp’s credit card receipts until full repayment was made. This loan was repaid in full on July 29, 2016 and was guaranteed by the Company and personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

On February 22, 2016 the Company received another loan that calls for a repayment of $448,000, which included a one-time finance charge of $48,000, approximately ten months after the funding date. This loan was repaid in full on September 22, 2016 and was guaranteed by the Company and personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 12. CREDIT CARD ADVANCES (continued)

On August 4, 2016, the Company borrowed an additional amount of $150,000 from Power Up. The loan calls for a repayment of $168,000, which includes a one-time finance charge of $18,000, approximately ten months after the funding date. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

On September 22, 2016 the Company borrowed an additional amount of $400,000 from Power Up. The loan calls for a repayment of $452,000, which includes a one-time finance charge of $52,000, approximately ten months after the funding date. The balance of the February 22, 2016 loan was deducted from this loan and the Company received net proceeds of approximately $270,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

As of December 31, 2016, the principle amount of the credit card advances totaled $333,285, net of a discount of $51,246.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of December 31, 2016, the interest rate was 6.75%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 12).  On December 31, 2016, the balance owed under this line of credit was $978,228.  On December 31, 2016, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $21,052 at December 31, 2016 and $27,188 at June 30, 2016.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2016, the Company has completed $69,322 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the six months ended December 31, 2016 and 2015 was $176,239 and $176,239, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $104 per month and expires January 2017.

Future minimum lease payments under non-cancelable operating leases at December 31, 2016 are as follows:

Year ending June 30,	(in thousands)
2017 (six months)	$193
2018	392
2019	403
2020	415
2021	211
Total minimum lease payments	$1,614

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

The following is an analysis of the minimum future capital lease payments subsequent to December 31, 2016:

Years ending June 30,	(in thousands)
2017 (six months)	$30
2018	45
2019	29
2020	8
Future Minimum Lease Payments	$112
Less Amount Representing Interest	(10)
Present Value of Minimum Lease Payments	102
Less Current Portion	(47)
Long-Term Obligations under Leases Payable	$55

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (continued)

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $421,083. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 10.5% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2016:

Year ending June 30,	(in thousands)
2017 (six months)	$55
2018	111
2019	108
2020	97
2021	43
2022	6
Future Minimum Note Payable Payments	$420
Less Amount Representing Interest	(78)
Present Value of Minimum Note Payable Payments	342
Less Current Portion	(78)
Long-Term Obligations under Equipment Notes Payable	$264

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

NOTE 16. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at December 31, 2016 and June 30, 2016.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2016, the Company had reserved the following shares of common stock for issuance:

December 31, 2016
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	2,876,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	12,176,000

On November 14, 2016, the Company sold 2,000,000 shares of restricted common stock to the Company’s President and CEO, Louis Friedman, for $100,000.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 16. STOCKHOLDERS’ EQUITY (continued)

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

NOTE 17. RELATED PARTIES

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the six months ended December 31, 2016 was accrued by the Company at the prevailing prime rate (which is currently 3.75%) and totaled $1,340. The accrued interest on the note as of December 31, 2016 was $18,911. This note is due on demand and is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the six months ended December 31, 2016 was accrued by the Company at the prevailing prime rate (which is currently 3.75%) and totaled $703. The accrued interest on the note as of December 31, 2016 was $4,008. This note is due on demand and is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015; then extended to January 2, 2017; then extended to January 2, 2018 with the principle due on maturity (see Notes 9 and 18). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On December 31, 2016, the balance owed under this line of credit was $978,228.

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

The loans from Power Up Lending Group, Ltd. (see Note 12) are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls HCI. As last reported to us, HCI owns 7.5% of our common stock.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

On April 11, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due April 7, 2017. The balance due on the $200,000 unsecured note payable due August 30, 2016 was paid in full and the Company received net proceeds of $218,329 after the repayment of the September 1, 2015 loan. At December 31, 2016, the principal balance of this note was $86,735. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 29, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due June 30, 2017. The balance due on the $150,000 unsecured note payable due December 14, 2016 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2015 loan. At December 31, 2016, the principal balance of this note was $157,465. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $21,052 at December 31, 2016 and $27,188 at June 30, 2016 (see Note 14). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to HCI on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At December 31, 2016, the principal balance under the Note was $460,022.

On November 14, 2016, the Company sold 2,000,000 shares of restricted common stock to the Company’s President and CEO, Louis Friedman, for $100,000.

NOTE 18. SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the maturity date on the unsecured note of $300,000 to an individual that was due on January 2, 2017 was extended to January 2, 2018 under the same terms (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

Subsequent to December 31, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 23, 2018. The balance due on the $300,000 unsecured note payable due April 7, 2017 was paid in full and the Company received net proceeds of $236,984.

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

	Three Months Ended
	(unaudited)
	December 31, 2016	December 31, 2015
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.0%	72.9%
Gross Margin	30.0%	27.1%
Selling, General and Administrative Expenses	19.9%	20.2%
Income From Operations	10.1%	6.9%

	Six Months Ended
	(unaudited)
	December 31, 2016	December 31, 2015
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.7%	74.0%
Gross Margin	27.3%	26.0%
Selling, General and Administrative Expenses	21.9%	23.5%
Income From Operations	5.4%	2.5%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	December 31, 2016		December 31, 2015
Net Sales:
Liberator	$2,181	42%	$2,457	50%
Jaxx / Avana	1,274	25%	1,001	20%
Resale	1,433	28%	1,297	27%

Other	246	5%	133	3%
Total Net Sales	$5,134	100%	$4,888	100%

	Six Months Ended (unaudited)
(Dollars in thousands)	December 31, 2016		December 31, 2015
Net Sales:
Liberator	$4,043	44%	$4,214	49%
Jaxx / Avana	2,158	23%	1,556	18%
Resale	2,597	28%	2,593	30%
Other	441	5%	242	3%
Total Net Sales	$9,239	100%	$8,605	100%

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Net sales. The Company achieved record second quarter sales for the three months ended December 31, 2016 of $5,133,821, a 5% increase from the comparable prior year period.  The net sales increase in the second quarter of fiscal 2017 was driven primarily by a $273,000 (or 27%) increase in the combined sales of Jaxx and Avana products. Sales of Resale products also increased 10% during the quarter from the comparable prior year period. These increases were partially offset by an 11% decrease in sales of Liberator branded products. Sales through the Direct channel in the second quarter of fiscal 2017 increased 12% from the same period in the prior year. The Direct sales channel consists of direct to consumer sales through our five e-Commerce sites and, to a lesser extent, our single retail store. Sales through the Wholesale channel increased 2% during the three months ended December 31, 2016, primarily due to higher sales of Jaxx and Avana products. The Wholesale channel includes sales of Liberator branded products to retailers, e-merchants (including Amazon and Brookstone and others), non-Liberator products sold to retailers and e-merchants, and private label items sold to other resellers. The Other channel revenue decreased 5% to $125,871 in the three months ended December 31, 2016, primarily as a result of reduced revenue from shipping and handling charges.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit increased 16% to $1,540,851 for the three months ended December 31, 2016 from $1,325,209 in the comparable prior year period. Gross margin as a percentage of sales increased from 27.1% in the prior year period to 30% in the current year, primarily due to better labor utilization and additional production capacity that was put into production at the beginning of the second quarter. The Company purchased compress and roll pack equipment that was installed at the beginning of the third fiscal quarter. This new equipment is expected to further reduce labor costs and increase production capacity to keep pace with increasing demand for the Company’s compressed products. As previously reported on Form 8-K filed on January 20, 2017, the Company will concentrate on the manufacture and marketing of their own unique brands and will no longer distribute the male pleasure products and personal massagers from Tenga Co., Ltd., which are typically sold at significantly lower gross margins.

Operating expenses. Total operating expenses for the three months ended December 31, 2016 were 19.9% of net sales, or approximately $1,020,000, compared to 20.2% of net sales, or approximately $985,000, for the same period in the prior year.  Although total operating expenses were essentially unchanged from the prior year, Other selling and marketing expense decreased 8% to approximately $280,000, primarily due to lower personnel related costs. General and administrative increased 12% to approximately $564,000, primarily due to higher business insurance expense, and costs related to providing employee health benefits mandated by the Affordable Care Act.

Other income (expense). Other income (expense) during the first quarter increased from expense of approximately ($116,000) in fiscal 2016 to expense of approximately ($122,000) during the second quarter of fiscal 2017. The increase was primarily due to higher average borrowing balances and higher interest expense on those larger balances.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Net sales. Net sales for the six months ended December 31, 2016 increased to a record $9,239,018 from the comparable prior year period by $633,830, or 7%.  The increase in net sales was primarily due to higher sales in the Direct and Wholesale channels, offset by slightly lower sales through the Other channel. Net sales through the Direct channel increased by 12% during the six months ended December 31, 2016, from the comparable year earlier period primarily due to higher sales of Liberator products and Resale products (other than Tenga) through Liberator.com. Net sales through the Wholesale channel (which consists principally of e-merchants, retailers and distributors) increased by 6%, compared to the prior year. The increased sales through the Wholesale channel was due to greater sales of Jaxx and Avana products to several large e-merchants, including Amazon and Brookstone.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the six months ended December 31, 2016 increased to $2,517,950 from $2,239,055 (an increase of approximately 12%) in the comparable prior year period. Gross profit as a percentage of net sales increased to 27.3% for the six months ended December 31, 2016 from 26% in the comparable prior year period. This increase is a result of the shift in net sales to the higher margin Direct channel from the lower margin Wholesale channel and improved production efficiency from the installation of the new production equipment at the beginning of the second quarter of fiscal 2017. As previously reported on Form 8-K filed on January 20, 2017, the Company will concentrate on the manufacture and marketing of their own unique brands and will no longer distribute the male pleasure products and personal massagers from Tenga Co., Ltd., which are typically sold at significantly lower gross margins.

Operating expenses. Total operating expenses for the six months ended December 31, 2016 were 21.9% of net sales, or $2,022,018, compared to 23.5% of net sales, or $2,018,943, for the same period in the prior year. Although the total operating expenses were relatively unchanged, general and administrative expense increased by 7.5% and was primarily the result of higher business insurance expense, and costs related to providing employee health benefits mandated by the Affordable Care Act. This increase was offset by a 12.8% decrease in other selling and marketing cost, primarily due to lower sales personnel costs.

Other income (expense). Other income (expense) increased from an expense of ($217,955) in fiscal 2016 to an expense of ($274,202) in fiscal 2017. The increase was primarily due to higher interest expense on higher average loan balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
(Dollars in thousands)	2016	2015
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$64	$64
Cash used in investing activities	$(47)	$(154)
Cash provided by financing activities	$8	$207

As of December 31, 2016, our cash and cash equivalents totaled $569,939, compared to $609,459 in cash and cash equivalents as of December 31, 2015.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $64,022 in the six months ended December 31, 2016 compared to $63,892 net cash provided by operating activities in the six months ended December 31, 2015. In the current fiscal year, the major contributors to the cash provided by operations was the net income of $221,730 plus the increase in accounts payable of $196,265 and non-cash charge for depreciation of $102,840, offset in part by the increase in accounts receivable of $328,061 and the increase in inventory of $216,022.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2016 was $47,089 and related to the purchase and installation of new production equipment during the first quarter and second quarters.

Financing Activities

Cash provided by financing activities during the six months ended December 31, 2016 of $8,234 was primarily attributable to the increase of borrowings under the credit card advance, the revolving line of credit and the sale of common stock, offset by repayments of unsecured notes payable, repayment of term note-shareholder and payments on equipment notes and capital leases.

Cash provided by financing activities during the six months ended December 31, 2015 of $207,615 was primarily attributable to the borrowing from the issuance of the unsecured notes payable, the borrowing under the line of credit and the sale of common stock, offset in part by the repayment of the credit card cash advance and the repayment of the unsecured notes payable.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We realized a net profit of approximately $222,000 for the six months ended December 31, 2016 and incurred a net loss of approximately $312,000 for the year ended June 30, 2016. As of December 31, 2016, we have an accumulated deficit of approximately $8,988,000 and a working capital deficit of approximately $2,042,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, at the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017 we purchased new equipment for installation during the second quarter of fiscal 2017. The conveyor sewing system for Jaxx and Avana products was expanded during October, 2016 and the roll pack equipment for use with the majority of our compressed products was delivered during the first week of January, 2017. These investments in equipment should yield higher gross profit as a result of the lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next 12 months will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA income for the six months ended December 31, 2016 and 2015:

(Dollars in thousands)	Six months ended December 31,
	2016	2015
Net income	$222	$2
Less interest income	—	—
Plus interest expense, net	273	218
Plus depreciation and amortization expense	103	122
Plus stock-based compensation	14	19
Adjusted EBITDA income	$612	$361

As used herein, Adjusted EBITDA income represents net income before interest income, interest expense, income taxes, depreciation, amortization, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income of the Company or net cash provided by operating activities.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

During the period covered by this report, on November 14, 2016, the Company sold 2,000,000 shares of restricted common stock to the Company’s President and CEO, Louis Friedman, for $100,000. We relied upon the exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of these securities as the transaction was by the issuer and did not involve any public offering.

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

LUVU BRANDS, INC.
(Registrant)

February 14, 2017	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 14, 2017	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)