Form 10-Q
period 2017-03-31
Luvu Brands, Inc.
filed 2017-05-15
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No X

As of May 12, 2017 there were 73,452,596 shares of the registrant’s common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2017 (unaudited)	June 30, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$345	$545
Accounts receivable, net	639	794
Inventories, net	1,621	1,444
Prepaid expenses	69	96

Total current assets	2,674	2,879

Equipment and leasehold improvements, net	911	870
Other assets	9	3

Total assets	$3,594	$3,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,224	$2,363
Current debt	2,104	2,397
Other accrued liabilities	423	477

Total current liabilities	4,751	5,237
Long-term liabilities:
Long-term debt	755	853
Deferred rent payable	159	188
Total noncurrent liabilities	914	1,041

Total liabilities	5,665	6,278

Commitments and contingencies (note 15)	—	—

Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000,000 as of March 31, 2017 and June 30, 2016	—	—
Common stock of $0.01 par value, 175,000,000 shares authorized; 73,452,596 shares issued and outstanding at March 31, 2017 and 71,452,596 at June 30, 2016	735	715
Additional paid-in capital	6,069	5,968
Accumulated deficit	(8,875)	(9,209)
Total stockholders’ deficit	(2,071)	(2,526)

Total liabilities and stockholders’ deficit	$3,594	$3,752

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands, except share data)
Net Sales	$4,026	$4,302	$13,265	$12,907
Cost of goods sold	2,678	3,265	9,399	9,631
Gross profit	1,348	1,037	3,866	3,276
Operating expenses
Advertising and promotion	95	90	300	271
Other selling and marketing	311	314	876	964
General and administrative	648	618	1,796	1,685
Depreciation and amortization	54	53	157	174
Total operating expenses	1,108	1,075	3,129	3,094
Income (loss) from operations	240	(38)	737	182
Other Income (Expense):
Loss on disposal of assets	—	—	(1)	—
Interest income	—	—	—	—
Interest expense and financing costs	(129)	(121)	(402)	(339)
Total Other (Expense)	(129)	(121)	(403)	(339)
Income (loss) before income taxes	111	(159)	334	(157)
Provision for income taxes	—	—	—
Net income (loss)	$111	$(159)	$334	$(157)
Net income (loss) per share
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Shares used in computing net income (loss) per share
Basic	73,452,596	71,452,596	72,459,895	71,103,505
Diluted	73,907,315	71,452,596	72,814,459	71,103,505

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2017	2016
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$334	$(157)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157	174
Stock based compensation expense	21	27
Loss on disposal of assets	1	—
Provision for bad debt	4	(4)
Provision for inventory reserves	30	—
Deferred rent payable	(19)	(11)
Changes in operating assets and liabilities:
Accounts receivable	151	(152)
Inventories	(207)	(148)
Prepaid expenses and other assets	21	22
Accounts payable	(139)	210
Accrued compensation	(58)	12
Accrued expenses and interest	(4)	(43)
Net cash provided by (used in) operating activities	292	(70)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(61)	(193)
Net cash used in investing activities	(61)	(193)

FINANCING ACTIVITIES:
Sale of common stock	100	75
Repayment of term note-shareholder	(96)	(80)
Proceeds from unsecured note payable	300	350
Net cash (repaid to) provided by line of credit	(77)	107
Proceeds from credit card advance	550	500
Repayment of credit card advance	(611)	(427)
Repayment of unsecured line of credit	(9)	(10)
Payments on equipment notes	(51)	(33)
Repayment of short-term unsecured notes payable	(492)	(231)
Principal payments on capital leases	(45)	(48)
Net cash (used in) provided by financing activities	(431)	203

Net decrease in cash and cash equivalents	(200)	(60)
Cash and cash equivalents at beginning of period	545	492
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345	$432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$138	$255
Cash paid during the period for:
Interest	$399	$323
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Going Concern - The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of March 31, 2017, the Company has an accumulated deficit of approximately $8,875,000 and a working capital deficit of approximately $2,077,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we continued to make improvements to our e-commerce sites during 2016. At the end of fiscal 2015 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2016. At the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. This equipment was delivered during the first week of January, 2017 and is now fully operational. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified will require approximately $200,000 of funding over the next twelve months, of which we anticipate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiary, OneUp Innovations, Inc. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of March 31, 2017 and June 30, 2016.

	March 31, 2017	June 30, 2016
	(in thousands)

Accounts receivable	$666	$842
Allowance for doubtful accounts	(9)	(24)
Allowance for discounts and returns	(18)	(24)
Total accounts receivable, net	$639	$794

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at March 31, 2017 that exceeded the balance insured by the FDIC by $82,543.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the nine months ended March 31, 2017, we purchased 13% and 12% of total inventory purchases from two vendors, the largest of which was Tenga product purchases. As previously disclosed, we will no longer purchase and distribute Tenga products, effective with the third quarter of fiscal 2017.

During the fiscal year ended June 30, 2016, we purchased 21% and 15% of total inventory purchases from two vendors.

As of March 31, 2017 one of the Company’s customers (Amazon) represents 37% of the total accounts receivables compared to 32% as of June 2016.

Fair Value of Financial and Derivative Instruments

At March 31, 2017, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $18,553 at March 31, 2017 and $19,946 at June 30, 2016. Advertising expense for the three months ended March 31, 2017 and 2016 was $94,574 and $89,800, respectively. Advertising expense for the nine months ended March 31, 2017 and 2016 was $300,242 and $270,698, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $40,958 and $42,198 for the three months ended March 31, 2017 and 2016, respectively. Expenses for new product development totaled $131,699 and $120,591 for the nine months ended March 31, 2017 and 2016, respectively. Research and development costs are included in general and administrative expense.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated service lives for financial reporting purposes of 2-10 years.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2017.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within nine months of August 1, 2014. As of March 31, 2017, the Company has completed $78,080 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the nine months ended March 31, 2017 and 2016 was $264,359 and $264,359, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 15 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.  Direct includes product sales through our five e-commerce sites and our single retail store. Wholesale includes Liberator, Jaxx and Avana branded products sold to distributors and retailers, distributed brands sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three and nine months ending March 31, 2017, sales to and through Amazon accounted for 30% and 30% of our net sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels (dollars in thousands).

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Net Sales:
Direct	$1,459	$1,290	$4,341	$3,853
Wholesale	2,429	2,872	8,573	8,679
Other	138	140	351	375
Total Net Sales	$4,026	$4,302	$13,265	$12,907

Gross Margin:
Direct	$779	$625	$2,222	$1,843
Wholesale	732	539	2,110	1,808
Other	(163)	(127)	(466)	(375)
Total Gross Margin	$1,348	$1,037	$3,866	$3,276

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

Recent Accounting Pronouncements

All newly issued accounting pronouncements that are not yet effective, have been deemed either immaterial or not applicable.

Net Income Per Share

Basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period, and diluted net income per share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using the treasury stock method.  As of March 31, 2017 and 2016, the common stock equivalents did not have any effect on net income per share.

	March 31,
	2017	2016
Common stock options – 2009 Plan	2,837,000	4,196,000
Common stock options – 2015 Plan	4,225,000	2,700,000
Convertible preferred stock	4,300,000	4,300,000
Total	11,362,000	11,196,000

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 3. STOCK-BASED COMPENSATION

Options

At March 31, 2017, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 3,862,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2017, the number of shares available for issuance under the 2015 Plan was 775,000. There are no shares available for issuance under the 2009 Plan, other than the 2,837,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2017:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2016	6,870,000	3.0	$.04	$—
Granted	1,925,000	4.7	$.03	$—
Exercised	—	—	$—	$—
Forfeited or expired	(1,733,000)	2.1	$.07	$—
Options outstanding as of March 31, 2017	7,062,000	3.0	$.03	$—
Options exercisable as of March 31, 2017	2,962,250	1.6	$.05	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.03 for such day.

There were1,925,000 stock options granted during the nine months ended March 31, 2017 and 3,700,000 stock options granted during the nine months ended March 31, 2016. The value assumptions related to options granted during the nine months ended March 31, 2017 and 2016, respectively, were as follows:

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Exercise Price:	$.02 - $.04	$.01 - $.03
Volatility:	205% - 291%	259% - 320%
Risk Free Rate:	1.05% - 1.73%	1.23% - 1.60%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 3. STOCK-BASED COMPENSATION (Continued)

 The following table summarizes the weighted average characteristics of outstanding stock options as of

March 31, 2017:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to .04	4,625,000	4.1	$.02	750,000	$.02
$.05 to .09	2,437,000	0.9	$.06	2,212,250	$.06
Total stock options	7,062,000	3.0	$.03	2,962,250	$.05

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2017 and 2016 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
Cost of Goods Sold	$1	$1	$3	$6
Other Selling and Marketing	2	2	6	5
General and Administrative	4	5	12	16
Total Stock-based Compensation Expense	$7	$8	$21	$27

As of March 31, 2017, the Company’s total unrecognized compensation cost was $37,682 which will be recognized over the weighted average vesting period of three years.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of March 31, 2017 or June 30, 2016.

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2017	June 30, 2016
	(in thousands)
Raw materials	$734	$659
Work in process	196	182
Finished goods	781	663
Total inventories	1,711	1,504
Allowance for inventory reserves	(90)	(60)
Total inventories, net of allowance	$1,621	$1,444

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements.

Equipment and leasehold improvements consisted of the following:

	March 31, 2017	June 30, 2016	Estimated Useful Life
	(in thousands)
Factory equipment	$2,415	$2,231	2-10 years
Computer equipment and software	1,049	1,049	5-7 years
Office equipment and furniture	167	167	5-7 years
Leasehold improvements	421	408	10 years
Subtotal	4,052	3,855
Accumulated depreciation	(3,141)	(2,985)
Equipment and leasehold improvements, net	$911	$870

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2017.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
	(in thousands)
Accrued compensation	$256	$314
Accrued expenses and interest	131	135
Current portion of deferred rent payable	36	28
Other accrued liabilities	$423	$477

.

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at March 31, 2017 and June 30, 2016 consisted of the following:

	March 31, 2017	June 30, 2016
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$18	$27
Line of credit (Note 13)	661	737
Short-term unsecured notes payable (Note 9)	855	1,047
Current portion of term note payable – shareholder (Note 11)	161	130
Current portion of equipment notes payable (Note 15)	80	52
Current portion of leases payable (Note 15)	43	57
Credit card advance (net of discount) (Note 12)	170	231
Notes payable – related party (Note 10)	116	116
Total current debt	2,104	2,397
Long-term debt:
Leases payable (Note 15)	46	76
Unsecured notes payable (Note 9)	200	200
Equipment note payable (Note 15)	244	185
Term note payable – shareholder (Note 11)	265	392
Total long-term debt	$755	$853

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at March 31, 2017 and June 30, 2016 consisted of the following:

	March 31, 2017	June 30, 2016
	(in thousands)
Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing June 30, 2017. $72,951 of the proceeds from this note was used to retire the balance of the unsecured note issued on December 12, 2015. Subsequent to March 31, 2017, the balance on this note was repaid from the proceeds of another note for $300,000 (see Note 18 - Subsequent Events). Personally guaranteed by principal stockholder.	$87	$300
Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 7 2017. $81,671 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note issued on September 1, 2015. Personally guaranteed by principal stockholder.	—	247
Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing February 23, 2018. $63,016 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on April 7, 2017 and the Company received additional net proceeds of $236,984 used for working capital purposes. Personally guaranteed by principal stockholder.	268	—
Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2015. Subsequent to September 30, 2015, the due date on this note was extended by the holder to October 31, 2017 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	100	100
Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. Subsequent to June 30, 2013, the due date on this note was extended by the holder to July 31, 2015. Subsequent to June 30, 2015, the due date on this note was extended by the holder to July 31, 2017. Personally guaranteed by principal stockholder.	100	100
Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder. Subsequent to March 31, 2017, the due date on this note was extended by the holder to January 2, 2018.	300	300
Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015 by the note holder, then further extended by the holder to May 1, 2017. Subsequent to May 1, 2017, the due date was extended by the note holder to May 1, 2019 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.	200	200

Total unsecured notes payable	$1,055	$1,247
Less: current portion	(855)	(1,047)
Long-term unsecured notes payable	$200	$200

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 10. NOTES PAYABLE-RELATED PARTY

Related party notes payable at March 31, 2017 and June 30, 2016 consisted of the following:

	March 31, 2017	June 30, 2016
	(in thousands)
Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of March 31, 2017 the principal balance under this Note was $426,071

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and term note payable at March 31, 2017 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2017 (three months)	$1,855
2018	356
2019	186
2020	49
Total	$2,446

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 12. CREDIT CARD ADVANCES (continued)

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

As of March 31, 2017, the principle amount of the credit card advances totaled $169,380, net of a discount of $23,245.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of March 31, 2017, the interest rate was 7%) and the Monthly Service Fee was changed to .5% per month.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 12).  On March 31, 2017, the balance owed under this line of credit was $660,868.  On March 31, 2017, we were current and in compliance with all terms and conditions of this line of credit.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $17,895 at March 31, 2017 and $27,188 at June 30, 2016.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment is effective August 1, 2014 and includes a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company has agreed to make improvements to the facility totaling $123,505 within nine months of August 1, 2014. As of March 31, 2017, the Company has completed $78,080 of the leasehold improvements. In addition, the monthly rent on the facility decreases from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the nine months ended March 31, 2017 and 2015 was $264,359 and $264,359, respectively.

The Company also leased certain postage equipment under an operating lease.  The monthly lease was $104 per month and expired January 2017.

Future minimum lease payments under non-cancelable operating leases at March 31, 2017 are as follows:

Year ending June 30,	(in thousands)
2017 (three months)	$97
2018	392
2019	403
2020	415
2021	211
Total minimum lease payments	$1,518

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

The following is an analysis of the minimum future capital lease payments subsequent to March 31, 2017:

Years ending June 30,	(in thousands)
2017 (three months)	$16
2018	45
2019	29
2020	8
Future Minimum Lease Payments	$98
Less Amount Representing Interest	(9)
Present Value of Minimum Lease Payments	89
Less Current Portion	(43)
Long-Term Obligations under Leases Payable	$46

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

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

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2017:

Year ending June 30,	(in thousands)
2017 (three months)	$28
2018	111
2019	108
2020	97
2021	43
2022	6
Future Minimum Note Payable Payments	$393
Less Amount Representing Interest	(69)
Present Value of Minimum Note Payable Payments	324
Less Current Portion	(80)
Long-Term Obligations under Equipment Notes Payable	$244

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 16. STOCKHOLDERS’ EQUITY

Common Stock- The Company’s authorized common stock was 175,000,000 shares at March 31, 2017 and June 30, 2016.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2017, the Company had reserved the following shares of common stock for issuance:

March 31, 2017
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	2,837,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	12,137,000

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

NOTE 17. RELATED PARTIES

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the nine months ended March 31, 2017 was accrued by the Company at the prevailing prime rate (which is currently 3.75%) and totaled $1,591. The accrued interest on the note as of March 31, 2017 was $19,161. This note is due on demand and is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the nine months ended March 31, 2017 was accrued by the Company at the prevailing prime rate (which is currently 3.75%) and totaled $838. The accrued interest on the note as of March 31, 2017 was $4,140. This note is due on demand and is subordinate to all other credit facilities currently in place.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On March 31, 2017, the balance owed under this line of credit was $660,868.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

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

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2015; then extended to May 1, 2017, then extended to May 1, 2019 with the principle due on maturity (see Note 9 and Note 18). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The loans from Power Up Lending Group, Ltd. (see Note 12) are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls HCI. As last reported to us, HCI owns 7.5% of our common stock.

On April 11, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due April 7, 2017. The balance due on the $200,000 unsecured note payable due August 30, 2016 was paid in full and the Company received net proceeds of $218,329 after the repayment of the September 1, 2015 loan. This note was repaid in full on February 14, 2017 from the proceeds of the February 14, 2017 loan (described below). The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 29, 2016, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due June 30, 2017. The balance due on the $150,000 unsecured note payable due December 14, 2016 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2015 loan. At March 31, 2017, the principal balance of this note was $86,735. Subsequent to March 31, 2017, the balance on this loan was repaid from the net proceeds of a new $300,000 loan (see Note 18). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On February 14, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 23, 2018. The balance due on the $300,000 unsecured note payable due April 7, 2017 was paid in full and the Company received net proceeds of $236,984 after the repayment of the April 11, 2016 loan. At March 31, 2017, the principal balance of this note was $268,356. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $17,895 at March 31, 2017 and $27,188 at June 30, 2016 (see Note 14). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 (UNAUDITED)

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to HCI on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At March 31, 2017, the principal balance under the Note was $426,071.

NOTE 18. SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 20, 2018. A portion of the note proceeds were used to satisfy the balance due on the June 29, 2016 note payable and the remaining proceeds of $224,875 are for working capital purposes. This note payable is personally guaranteed by the principal stockholder.

Subsequent to March 31, 2017, the 20% unsecured note payable in the principal amount of $200,000, originally due May 1, 2017 was extended until May 1, 2019 under the same terms.

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

	Three Months Ended
	(unaudited)
	March 31, 2017	March 31, 2016
Net Sales	100.0%	100.0%
Cost Of Goods Sold	66.5%	75.9%
Gross Margin	33.5%	24.1%
Selling, General and Administrative Expenses	27.5%	25.0%
Income (loss) from operations	6.0%	(0.9)%

	Nine months Ended
	(unaudited)
	March 31, 2017	March 31, 2016
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.9%	74.6%
Gross Margin	29.1%	25.4%
Selling, General and Administrative Expenses	23.6%	24.0%
Income from operations	5.5%	1.4%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	March 31, 2017		March 31, 2016
Net Sales:
Liberator	$1,912	47%	$2,275	53%
Jaxx / Avana	1,072	27%	637	15%
Distributed brands	750	19%	1,250	29%
Other	292	7%	140	3%
Total Net Sales	$4,026	100%	$4,302	100%

	Nine months Ended (unaudited)
(Dollars in thousands)	March 31, 2017		March 31, 2016
Net Sales:
Liberator	$5,956	45%	$6,488	50%
Jaxx / Avana	3,230	24%	2,193	17%
Distributed brands	3,346	25%	3,844	30%
Other	733	6%	382	3%
Total Net Sales	$13,265	100%	$12,907	100%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net sales. Sales for the three months ended March 31, 2017 (our third fiscal quarter) were approximately $4,026,000, a decrease of 6% from $4,302,000 recorded in the comparable prior year period.  The net sales decrease in the third quarter of fiscal 2017 was primarily due to a $510,000 net decrease in Tenga sales revenue, offset in part by an increase in sales of other Distributed brands and manufactured products, primarily Jaxx and Avana. Sales of Distributed brands (other than Tenga) increased 21% during the quarter from the comparable prior year period. Sales of Liberator branded products decreased during the quarter by 9% to approximately $2.1 million. Sales through the Direct channel in the third quarter of fiscal 2017 increased 13% from the same period in the prior year. The Direct sales channel consists of direct to consumer sales through our five e-Commerce sites and, to a lesser extent, our single retail store. Sales through the Wholesale channel decreased 15% during the three months ended March 31, 2017, primarily due to lower Tenga sales revenue, offset in part by higher sales of Jaxx and Avana products. The Wholesale channel includes sales of Liberator branded products to retailers, e-merchants (including Amazon and Brookstone and others), non-Liberator products sold to retailers and e-merchants, and private label items sold to other resellers. The Other channel revenue was essentially unchanged from the prior year third quarter. Revenue in the Other channel consists primarily of shipping and handling charges for shipments through the Direct channel.

Gross profit. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit increased 30% to approximately $1,348,000 for the three months ended March 31, 2017 from $1,037,000 in the comparable prior year period. Gross margin as a percentage of sales increased from 24.1% in the prior year period to 33.5% in the current year, primarily due to better labor utilization and production automation improvements that were put into production at the beginning of the third quarter. The Company purchased compress and roll pack equipment that was installed at the beginning of the third fiscal quarter and implemented with most of our high volume products during the third quarter. This new equipment is expected to further reduce labor costs and increase production capacity as additional manufactured products are packaged with this equipment.

Operating expenses. Total operating expenses for the three months ended March 31, 2017 were 27.5% of net sales, or approximately $1,108,000, compared to 25% of net sales, or approximately $1,075,000, for the same period in the prior year.  The primary reason for the increase was a $30,000 (or 5%) increase in General and administrative expense. This was due primarily to higher business insurance expense, and costs related to providing employee health benefits mandated by the Affordable Care Act.

Other income (expense). Other income (expense) during the third quarter increased from expense of approximately ($121,000) in fiscal 2016 to expense of approximately ($129,000) during the third quarter of fiscal 2017. The increase was primarily due to higher average borrowing balances and higher interest expense on those larger balances.

Nine months Ended March 31, 2017 Compared to Nine months Ended March 31, 2016

Net sales. Net sales for the nine months ended March 31, 2017 increased to a record $13,265,000 from the comparable prior year period by approximately $358,000, or 3%.  The increase in net sales was primarily due to higher sales in the Direct channel, offset in part by slightly lower sales through the Wholesale and Other channels. Net sales through the Direct channel increased by 13% during the nine months ended March 31, 2017, from the comparable year earlier period primarily due to higher sales of Liberator products and Distributed brands (other than Tenga) through Liberator.com. Net sales through the Wholesale channel (which consists principally of e-merchants, retailers and distributors) decreased by 1%, compared to the prior year. The slight decrease in sales through the Wholesale channel was due to lower sales of Tenga product offset by greater sales of Jaxx and Avana products to several large e-merchants, including Amazon and Brookstone.

Gross profit. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the nine months ended March 31, 2017 increased to $3,866,000 from $3,276,000 (an increase of approximately 18%) in the comparable prior year period. Gross profit as a percentage of net sales increased to 29.1% for the nine months ended March 31, 2017 from 25.4% in the comparable prior year period. This increase is a result of the shift in net sales to the higher margin Direct channel from the lower margin Wholesale channel, improved production efficiencies from the installation of the new production equipment at the beginning of the second and third quarters of fiscal 2017, and from lower sales of low margin Tenga products. As previously reported on a Form 8-K filed on January 20, 2017, the Company will concentrate on the manufacture and marketing of their own unique brands and will no longer distribute the male pleasure products and personal massagers from Tenga Co., Ltd., which were typically sold at significantly lower gross margins.

Operating expenses. Total operating expenses for the nine months ended March 31, 2017 were 23.6% of net sales, or $3,129,000, compared to 24% of net sales, or $3,094,000, for the same period in the prior year. General and administrative expense increased by 6.5% and was primarily the result of higher business insurance expense, and costs related to providing employee health benefits mandated by the Affordable Care Act. This increase was partially offset by a 9% decrease in other selling and marketing expense, primarily due to lower sales personnel costs.

Other income (expense). Other income (expense) increased from an expense of ($339,000) in fiscal 2016 to an expense of ($403,000) in fiscal 2017. The increase was primarily due to higher interest expense on higher average loan balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine months Ended
	March 31,
(Dollars in thousands)	2017	2016
	(Unaudited)
Cash flow data:
Cash provided by (used in) operating activities	$292	$(70)
Cash used in investing activities	$(61)	$(193)
Cash (used in) provided by financing activities	$(431)	$203

As of March 31, 2017, our cash and cash equivalents totaled approximately $345,000, compared to $432,000 in cash and cash equivalents as of March 31, 2016.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was approximately $292,000 in the nine months ended March 31, 2017 compared to approximately $70,000 net cash used in operating activities in the nine months ended March 31, 2016. In the current fiscal year, the major contributors to the cash provided by operations was the net income of $334,000 plus the decrease in accounts receivable of $151,000 and non-cash charge for depreciation of $157,000, offset in part by the increase in inventory of $207,000 and the decrease in accounts payable of $139,000.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2017 was $61,000 and related to the purchase and installation of new production equipment during the first, second and third quarters.

Financing Activities

Cash used in financing activities during the nine months ended March 31, 2017 of $431,000 was primarily attributable to the repayment of the credit card advance and short-term unsecured notes, offset by the proceeds from an unsecured note payable, proceeds from the credit card advance and the sale of common stock.

Cash provided by financing activities during the nine months ended March 31, 2016 of $203,000 was primarily attributable to the borrowing from the credit card advance, the proceeds from the issuance of an unsecured note payable, net borrowing under the line of credit and the sale of common stock, offset in part by the repayment of the credit card advance and the repayment of the unsecured notes payable.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We realized a net profit of approximately $334,000 for the nine months ended March 31, 2017 and incurred a net loss of approximately $312,000 for the year ended June 30, 2016. As of March 31, 2017, we have an accumulated deficit of approximately $8,875,000 and a working capital deficit of approximately $2,077,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, at the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017 we purchased new equipment with a planned installation during the second quarter of fiscal 2017; this equipment was installed at the beginning of the third quarter. The conveyor sewing system for Jaxx and Avana products was expanded during October, 2016 and the roll pack equipment for use with the majority of our compressed products was delivered during the first week of January, 2017. These investments in equipment should continue to yield higher gross profit as a result of the lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. Our product development team has also developed several new products that we expect to launch during the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018. We estimate that the operational and strategic growth plans we have identified over the next 12 months will require approximately $200,000 of funding, which we anticipate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA income for the nine months ended March 31, 2017 and 2016:

(Dollars in thousands)	Nine months ended March 31,
	2017	2016
Net income (loss)	$334	$(157)
Less interest income	—	—
Plus interest expense, net	402	339
Plus depreciation and amortization expense	157	174
Plus stock-based compensation	21	27
Adjusted EBITDA income	$914	$383

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

LUVU BRANDS, INC.
(Registrant)

May 12, 2017	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2017	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)