Form 10-Q
period 2017-09-30
Luvu Brands, Inc.
filed 2017-11-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒
Non-accelerated filer ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

 If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of November 13, 2017 there were 73,452,596 shares of the registrant’s common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,
	2017	June 30,
	(unaudited)	2017
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$439	$742
Accounts receivable, net	537	631
Inventories, net	1,613	1,545
Prepaid expenses	62	80
Total current assets	2,651	2,998

Equipment and leasehold improvements, net	875	869
Other assets	10	9
Total assets	$3,536	$3,876

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,231	$2,177
Current debt	1,975	2,115
Other accrued liabilities	411	535
Total current liabilities	4,617	4,827

Noncurrent liabilities:
Long-term debt	1,161	1,094
Deferred rent payable	137	147
Total noncurrent liabilities	1,298	1,241
Total liabilities	5,915	6,068
Commitments and contingencies (See Note 15)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at September 30, 2017 and June 30, 2017	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at September 30, 2017 and June 30, 2017	735	735
Additional paid-in capital	6,085	6,079
Accumulated deficit	(9,199)	(9,006)
Total stockholders’ deficit	(2,379)	(2,192)
Total liabilities and stockholders’ deficit	$3,536	$3,876

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended September 30,
	2017	2016
	(in thousands, except share data)

Net Sales	$3,623	$4,105
Cost of goods sold	2,644	3,128
Gross profit	979	977
Operating expenses:
Advertising and promotion	93	82
Other selling and marketing	285	285
General and administrative	609	584
Depreciation and amortization	52	51
Total operating expenses	1,039	1,002
Operating loss	(60)	(25)
Other income (expense):
Interest income	—	—
Interest (expense) and financing costs	(133)	(152)
Total other income (expense)	(133)	(152)
Loss from operations before income taxes	(193)	(177)
Provision for income taxes	—	—
Net loss	$(193)	$(177)
Net loss per share:
Basic and diluted loss per common shares	$(0.00)	$(0.00)
Weighted-average common shares outstanding:
Basic and diluted weighted average common and common equivalent shares outstanding	73,452,596	71,452,596

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2017	2016
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(193)	$(177)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	52	51
Stock based compensation expense	7	7
Provision for (recovery of) bad debt	(4)	9
Deferred rent payable	(8)	(6)
Changes in operating assets and liabilities:
Accounts receivable	98	(67)
Inventories	(67)	(80)
Prepaid expenses and other assets	17	(3)
Accounts payable	55	85
Accrued compensation	(96)	(64)
Accrued expenses and interest	(32)	(5)

Net cash used in operating activities	(171)	(250)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(8)	(18)

Net cash used in investing activities	(8)	(18)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	(34)	(28)
Repayment of unsecured note payable	(156)	(142)
Proceeds from unsecured note payable	250
Net cash provided by line of credit	20	(16)
Proceeds from credit card advance	—	550
Repayment of credit card advance	(168)	(271)
Repayment of unsecured line of credit	(3)	(3)
Payments on equipment notes	(22)	(12)
Principal payments on capital leases	(11)	(16)

Net cash provided by (used in) financing activities	(124)	62
Net decrease in cash and cash equivalents	(303)	(206)
Cash and cash equivalents at beginning of period	742	545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$439	$339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$50	$—
Cash paid during the period for:
Interest	$132	$151
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Luvu Brands, Inc. (the “Company” or “Luvu Brands”) was incorporated in the State of Florida on February 25, 1999. References to the “Company” in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). All operations of the Company are currently conducted by OneUp Innovations, Inc.

The Company is an Atlanta, Georgia based designer, manufacturer and brand based marketer of consumer products that offers a growing number of product categories including: Liberator® sexual positioning furniture, Avana™ top-of-bed comfort pillows and Jaxx® casual fashion furniture, child, teen and adult beanbags, outdoor loungers, loveseats and daybeds. These products are sold through the Company’s websites, concept factory store, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and vacuum compressed to save on shipping and reduce our carbon footprint.

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

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of September 30, 2017, the Company has an accumulated deficit of approximately $9,199,000 and a working capital deficit of approximately $1,966,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we continued to make improvements to our e-commerce sites during fiscal 2016 and 2017. We also installed new fabric cutting equipment during the first quarter of fiscal 2016. At the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $250,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

 NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2017 filed on October 4, 2017.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

The following is a summary of Accounts Receivable as of September 30, 2017 and June 30, 2017.

	September 30, 2017	June 30, 2017
	(in thousands)
Accounts receivable	$548	$646
Allowance for doubtful accounts	(4)	(7)
Allowance for discounts and returns	(7)	(8)
Total accounts receivable, net	$537	$631

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at September 30, 2017 that exceeded the balance insured by the FDIC by $292,372.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three month ended September 30, 2017, we purchased 15% and 3% of total inventory purchases from two vendors.

During the fiscal year ended June 30, 2017, we purchased 13% and 10% of total inventory purchases from two vendors.

As of September 30, 2017 one of the Company’s customers (Amazon) represents 45% of the total accounts receivables compared to 41% as of June 2017.

Fair Value of Financial and Derivative Instruments

At September 30, 2017, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $ 8,867 at September 30, 2017 and $18,055 at June 30, 2017. Advertising expense for the three months ended September 30, 2017 and 2016 was $92,643 and $82,009, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $36,635 and $51,929 for the three months ended September 30, 2017 and 2016, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2017.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of September 30, 2017, the Company has completed $92,848 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2017 and 2016 was $88,120 and $88,120, respectively.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

The Company also leases certain equipment under operating leases, as more fully described in Note 15 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.   Direct includes product sales through our five e-commerce sites and our single retail store. Wholesale includes Liberator branded products sold to retailers and distributors, non- Liberator products sold to retailers and mass merchants. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three months ending September 30, 2017, sales to and through Amazon accounted for 42% of our net sales.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)
	September 30, 2017	September 30, 2016
	(in thousands)
Net Sales:
Direct	$1,113	$1,274
Wholesale	2,386	2,744
Other	124	87
Total Net Sales	$3,623	$4,105

Gross Profit:
Direct	$514	$613
Wholesale	592	501
Other	(127)	(137)
Total Gross Profit	$979	$977

 Recent Accounting Pronouncements

 In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09, Compensation- Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of September 30, 2017 and 2016, which consist of options and convertible preferred stock, have been excluded from the diluted net loss per common share calculations because they are anti-dilutive.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect:

September 30,
2017
Common stock options – 2009 Plan	2,790,000
Common stock options – 2015 Plan	3,875,000
Convertible preferred stock	4,300,000
Total	10,965,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of September 30, 2017 or June 30, 2017.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2017	June 30, 2017
	(in thousands)
Raw materials	$795	$723
Work in process	210	208
Finished goods	698	704
Total inventories	1,703	1,635
Allowance for inventory reserves	(90)	(90)
Total inventories, net of allowance	$1,613	$1,545

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	September 30, 2017	June 30, 2017	Estimated Useful Life
	(in thousands)
Factory equipment	$2,429	$2,405	2-10 years
Computer equipment and software	1,048	1,047	5-7 years
Office equipment and furniture	205	187	5-7 years
Leasehold improvements	438	422	10 years
Subtotal	4,120	4,061
Accumulated depreciation	(3,245)	(3,192)
Equipment and leasehold improvements, net	$875	$869

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2017

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
	(in thousands)

Accrued compensation	$257	$352
Accrued expenses and interest	112	144
Current portion of deferred rent payable	42	39
Other accrued liabilities	$411	$535

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at September 30, 2017 and June 30, 2017 consisted of the following:

	September 30, 2017	June 30, 2017
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$11	$15
Line of credit (Note 13)	654	634
Short-term unsecured notes payable (Note 9)	533	538
Current portion of term note payable – shareholder (Note 11)	163	156
Current portion of equipment notes payable (Note 15)	93	82
Current portion of leases payable (Note 15)	39	40
Credit card advance (net of discount) (Note 12)	366	534
Notes payable – related party (Note 10)	116	116
Total current debt	1,975	2,115
Long-term debt:
Leases payable (Note 15)	27	36
Unsecured notes payable (Note 9)	700	600
Equipment note payable (Note 15)	240	223
Term note payable – shareholder (Note 11)	194	235
Total long-term debt	$1,161	$1,094

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2017 and June 30, 2017 consisted of the following:

	September 30, 2017	June 30, 2017
Current debt:	(in thousands)
20% Unsecured note, bi-weekly principal and interest, due April 20, 2018 (1)	$169	$246
20% Unsecured note, interest only, due October 31, 2017 (2)	̶	100
20% Unsecured note, bi-weekly principal and interest, due September 7, 2018 (3)	241	̶
20% Unsecured note, bi-weekly principal and interest, due April 7, 2017 (4)	123	192
Total current debt	533	538
Long-term debt:
20% Unsecured note, interest only, due October 31, 2019 (2)	100	100
20% Unsecured note, interest only, due July 31, 2019 (5)	100	̶
20% Unsecured note, interest only, due January 2, 2019 (6)	300	300
20% Unsecured note, interest only, due May 1, 2019 (7)	200	200
Total long-term debt	700	600
Total unsecured notes payable	$1,233	$1,138

(1) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 20, 2018.  $75,125 of the proceeds from this note was used to retire the balance of the unsecured note issued on June 29, 2016. Personally guaranteed by principal stockholder.

(2) Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2015. Subsequent to September 30, 2015, the due date on this note was extended by the holder to October 31, 2017. On October 20, 2017, the due date on this note was extended by the holder to October 31, 2019 with interest payable monthly and principal due on maturity. Personally guaranteed by principal stockholder.

(3) Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 7, 2018. Personally guaranteed by principal stockholder.

(4) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing February 23, 2018. $63,016 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on April 7, 2017. Personally guaranteed by principal stockholder.

(5) Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. On July 31, 2017, the due date on this note was extended by the holder to July 31, 2019. Personally guaranteed by principal stockholder.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

(6) Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on  January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Subsequent to June 30, 2017, the due date on the note was extended by the holder to January 2, 2019. Personally guaranteed by principal stockholder.

(7) Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015, then further extended by the holder to May 1, 2017. Subsequent to May 1, 2017, the due date on this note was extended by the holder to May 1, 2019. Personally guaranteed by principal stockholder.

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at September 30, 2017 and June 30, 2017 consisted of the following:

	September 30, 2017	June 30, 2017
	(in thousands)

Unsecured note payable to an officer, with interest at 4.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 4.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

 On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of September 30, 2017 the principal balance under this Note was $357,401.

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and term note payable at September 30, 2017 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2018 (nine months)	$1,802
2019	686
2020	249
Total	$2,737

NOTE 12. CREDIT CARD ADVANCES

On June 1, 2017, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $150,000. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. The loan calls for a repayment of $168,000, which includes a one-time finance charge of $18,000, approximately ten months after the funding date. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 16).

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

As of September 30, 2017, the principle amount of the credit card advances totaled $365,693, net of a discount of $47,200.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of September 30, 2017, the interest rate was 7.25%) and the Monthly Service Fee was changed to .5% per month.

On December 9, 2015, the credit agreement with Advance Financial Corporation was amended to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 16).  On September 30, 2017, the balance owed under this line of credit was $654,487.  As of September 30, 2017, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

 NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $11,424 at September 30, 2017 and $14,690 at June 30, 2017.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of September 30, 2017, the Company has completed $92,848 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2017 and 2016 was $88,120 and $88,120, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $102 per month and expires January 2023.

Future minimum lease payments under non-cancelable operating leases at September 30, 2017 are as follows:

Years ending June 30,	(in thousands)
2018 (nine months)	$296
2019	404
2020	416
2021	212
Thereafter through 2022	2
Total minimum lease payments	$1,330

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $175,267. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future capital lease payments subsequent to September 30, 2017:

Years ending June 30,	(in thousands)
2018 (nine months)	$34
2019	29
2020	8
Future Minimum Lease Payments	$71
Less Amount Representing Interest	(5)
Present Value of Minimum Lease Payments	66
Less Current Portion	(39)
Long-Term Obligations under Leases Payable	$27

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $471,565. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2017:

Years ending June 30,	(in thousands)
2018 (nine months)	92
2019	120
2020	109
2021	56
2022	18
Future Minimum Note Payable Payments	$395
Less Amount Representing Interest	(62)
Present Value of Minimum Note Payable Payments	333
Less Current Portion	(93)
Long-Term Obligations under Equipment Notes Payable	$240

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the three months ended September 30, 2017 was accrued by the Company at the prevailing prime rate (which is currently 4.25%) and totaled $670. The accrued interest on the note as of September 30, 2017 was $18,240. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the three months ended September 30, 2017 was accrued by the Company at the prevailing prime rate (which is currently 4.25%) and totaled $353. The accrued interest on the note as of September 30, 2017 was $3,655. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2016; then extended to January 2, 2017; then extended to January 2, 2019 with the principle due on maturity (see Note 9). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On September 30, 2017, the balance owed under this line of credit was $654,487.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2016 under the same terms. Subsequent to June 30, 2016, the note was extended to July 31, 2017 under the same terms. On July 31, 2017, the due date on this note was extended by the holder to July 31, 2019 under the same terms (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Prior to October 31, 2014, the note was extended to October 31, 2016 under the same terms. Prior to October 31, 2016, the note was extended to October 31, 2017 under the same terms. On October 20, 2017, the due date on this note was extended by the holder to October 31, 2019 with interest payable monthly and principal due on maturity (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

 On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2016; then extended to May 1, 2017; then extended to May 1, 2019 with the principle due on maturity (see Note 9). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The loans from Power Up Lending Group, Ltd. (see Note 12) are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls HCI. As last reported to us, HCI, Inc. owns 7.5% of our common stock.

On February 14, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 23, 2018. The balance due on the $300,000 unsecured note payable due April 7, 2017 was paid in full and the Company received net proceeds of $236,984 after the repayment of the April 11, 2016 loan. At September 30, 2017, the principal balance of this note was $122,507. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On April 21, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 20, 2018. A portion of the note proceeds were used to satisfy the balance due on the June 29, 2016 note payable and the remaining proceeds of $224,875 are for working capital purposes. At September 30, 2017, the principal balance of this note was $168,940.This note payable is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 7, 2017, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due June 30, 2017. The balance due on the $150,000 unsecured note payable due December 14, 2017 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2016 loan. At September 30, 2017, the principal balance of this note was $241,277. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $11,424 at September 30, 2017 and $14,690 at June 30, 2017. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to HCI on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At September 30, 2017, the principal balance under the Note was $357,401.

NOTE 17. STOCKHOLDERS’ EQUITY

 Options

At September 30, 2017, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 2,790,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2017, the number of shares available for issuance under the 2015 Plan was 1,125,000. There are no shares available for issuance under the 2009 Plan, other than the 2,790,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2017:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2017	6,975,000	2.7	$.03	$—
Granted	—	—	$.02	$—
Exercised	—	—	$—	$—
Forfeited or expired	(310,000)	(3.2)	$.05	$—
Options outstanding as of September 30, 2017	6,665,000	2.5	$.03	$—
Options exercisable as of September 30, 2017	3,227,500	1.1	$.05	$—

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

There were no stock options granted during the three months ended September 30, 2017 and 250,000 stock options granted during the three months ended September 30, 2016. The value assumptions related to options granted during the three months ended September 30, 2016, were as follows:

Three Months Ended September 30, 2016
Exercise Price:	$.02
Volatility:	236%
Risk Free Rate:	1.05%
Vesting Period:	4 years
Forfeiture Rate:	0%
Expected Life	4.1 years
Dividend Rate	0%

 The following table summarizes the weighted average characteristics of outstanding stock options as of

September 30, 2017:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to .03	4,275,000	3.6	$.02	837,500	$.02
$.05 to .09	2,390,000	.4	$.06	2,390,000	$.06
Total stock options	6,665,000	2.5	$.05	3,227,500	$.05

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended September 30, 2017 and 2016 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Cost of Goods Sold	$1	$1
Other Selling and Marketing	2	2
General and Administrative	4	4
Total Stock-based Compensation Expense	$7	$7

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)

As of September 30, 2017, the Company’s total unrecognized compensation cost was $58,891 which will be recognized over the weighted average vesting period of three years.

Share Purchase Warrants

As of September 30, 2017 and 2016, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at September 30, 2017 and June 30, 2017.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2017, the Company had reserved the following shares of common stock for issuance:

September 30,
2017
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	2,790,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	12,090,000

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

NOTE 18. SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due October 26, 2018. A portion of the note proceeds were used to satisfy the balance due on the February 14, 2017 note payable and the remaining proceeds of $201,250 are for working capital purposes. The note payable is personally guaranteed by the principal stockholder.

Subsequent to September 30, 2017, the 20% unsecured note payable in the amount of $100,000, originally due October 31, 2017, was extended until October 31, 2019 under the same terms.

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

	Three Months Ended
	(unaudited)
	September 30, 2017	September 30, 2016
Net Sales	100.0%	100.0%
Cost Of Goods Sold	73.0%	76.2%
Gross Margin	27.0%	23.8%
Selling, General and Administrative Expenses	28.7%	24.4%
Loss From Operations	(1.7)%	(.6)%

        The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	September 30, 2017		September 30, 2016
Net Sales:
Liberator	$1,637	45%	$1,862	45%
Jaxx	799	22%	629	15%
Avana	445	12%	255	7%
Products purchased for resale	547	15%	1,165	28%
Other	195	6%	194	5%
Total Net Sales	$3,623	100%	$4,105	100%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net sales. Sales for the three months ended September 30, 2017 were $3,622,923, a 12% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased $225,000 (or 12%) during the quarter from the comparable prior year period, due primarily to lower sales through our Liberator.com e-commerce site.
•	Jaxx sales – Jaxx product sales increased 27% from the prior year first quarter, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon.
•	Avana sales – Net sales of Avana products increased 75% during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Brookstone and others.
•	Products purchased for resale – This product category declined by $618,000 from the prior year first quarter and was driven by a $743,000 decrease in the sales of Tenga products.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite a $482,000 decrease in net sales, gross profit remained essentially unchanged at $978,664 for the three months ended September 30, 2017 from $977,099 in the comparable prior year period. Gross margin as a percentage of sales increased to 27% from 24% in the prior year period primarily due to a significant reduction in sales of the lower margin Tenga products, and production improvements that we implemented earlier this calendar year.

Operating expenses. Total operating expenses for the three months ended September 30, 2017 were 29% of net sales, or approximately $1,039,000, compared to 24% of net sales, or approximately $1,002,000, for the same period in the prior year.  Of the $37,000 increase, approximately $25,000 was due to higher General and administrative expense, which resulted primarily from higher business insurance expense and property taxes.

Other income (expense). Other income (expense) during the first quarter decreased from expense of approximately ($152,000) in fiscal 2017 to expense of approximately ($133,000) during the first quarter of fiscal 2018. The decrease was primarily due to lower average borrowing balances and lower interest expense on those lower balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
(Dollars in thousands)	2017	2016
	(Unaudited)
Cash flow data:
Cash (used in) provided by operating activities	$(171)	$(250)
Cash used in investing activities	$(8)	$(18)
Cash provided by (used in) financing activities	$(124)	$62

As of September 30, 2017, our cash and cash equivalents totaled $439,449, compared to $339,385 in cash and cash equivalents as of September 30, 2016.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash used in the operating activities was $171,515 in the three months ended September 30, 2017 compared to $250,040 net cash used in operating activities in the three months ended September 30, 2016.  The primary components of the cash used by the operating activities in the current year is the net loss of $193,411 and an increase in inventories of $67,315, a decrease in accrued payroll of $95,544 and a decrease in accrued expenses of $31,885, offset in part by a decrease in accounts receivable of $97,515 and an increase in accounts payable of $55,076.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2017 was $7,667 and related to the purchase and installation of certain production equipment and leasehold improvements during the first quarter.

Financing Activities

Cash used in financing activities during the three months ended September 30, 2017 of $123,562 was primarily attributable to the repayment of the credit card advance and unsecured notes payable, offset in part by the proceeds for borrowing on an unsecured note payable.

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

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of approximately $193,000 for the three months ended September 30, 2017 and net income of approximately $203,000 for the year ended June 30, 2017. As of September 30, 2017, we have an accumulated deficit of approximately $9,199,000 and a working capital deficit of approximately $1,966,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we continued to make improvements to our e-commerce sites during 2017. At the end of fiscal 2016 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2017. At the end of fiscal 2017, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $250,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

CAUTIONARY STATEMENT OF FORWARD LOOKING INFORMATION

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income (loss) for the three months ended September 30, 2017 and 2016:

(Dollars in thousands)	Three months ended September 30,
	2017	2016
Net loss	$(193)	$(177)
Less interest income
Plus interest expense, net	133	152
Plus depreciation and amortization expense	52	51
Plus stock-based compensation	7	7
Adjusted EBITDA income (loss)	$(1)	$33

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

LUVU BRANDS, INC.
(Registrant)

November 13, 2017	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 13, 2017	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)