Form 10-Q
period 2017-12-31
Luvu Brands, Inc.
filed 2018-02-13
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 13, 2018 there were 73,452,596 shares of the registrant’s common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,
	2017	June 30,
	(unaudited)	2017
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$567	$742
Accounts receivable, net	708	631
Inventories, net	1,567	1,545
Prepaid expenses	54	80
Total current assets	2,896	2,998

Equipment and leasehold improvements, net	851	869
Other assets	12	9
Total assets	$3,759	$3,876

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,393	$2,177
Current debt	1,866	2,115
Other accrued liabilities	502	535
Total current liabilities	4,761	4,827

Noncurrent liabilities:
Long-term debt	1,096	1,094
Deferred rent payable	126	147
Total noncurrent liabilities	1,222	1,241
Total liabilities	5,983	6,068
Commitments and contingencies (See Note 15)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at December 31, 2017 and June 30, 2017	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at December 31, 2017 and June 30, 2017	735	735
Additional paid-in capital	6,091	6,079
Accumulated deficit	(9,050)	(9,006)
Total stockholders’ deficit	(2,224)	(2,192)
Total liabilities and stockholders’ deficit	$3,759	$3,876

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands, except share data)
Net Sales	$4,635	$5,134	$8,258	$9,239
Cost of goods sold	3,277	3,593	5,921	6,721
Gross profit	1,358	1,541	2,337	2,518
Operating expenses
Advertising and promotion	126	124	219	206
Other selling and marketing	273	281	558	566
General and administrative	622	563	1,231	1,147
Depreciation and amortization	54	52	106	103
Total operating expenses	1,075	1,020	2,114	2,022
Income from operations	283	521	223	496
Other Income (Expense):
Loss on disposal of assets	—	(1)	—	(1)
Interest expense and financing costs	(134)	(121)	(267)	(273)
Total Other (Expense)	(134)	(122)	(267)	(274)
Income (loss) before income taxes	149	399	(44)	222
Provision for income taxes	—	—	—	—
Net income (loss)	$149	$399	$(44)	$222
Net income (loss) per share:
Basic	$0.00	$0.01	$(0.00)	$0.00
Diluted	$0.00	$0.01	$(0.00)	$0.00

Shares used in computing net income (loss) per share
Basic	73,452,596	72,496,074	73,452,596	71,974,335
Diluted	74,641,659	72,922,615	73,452,596	72,352,420

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2017	2016
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(44)	$222
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	106	103
Stock based compensation expense	12	14
Loss on disposal of assets	-	1
Provision for bad debt	(5)	4
Provision for inventory reserves	32	30
Deferred rent payable	(17)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(72)	(329)
Inventories	(53)	(216)
Prepaid expenses and other assets	23	17
Accounts payable	217	196
Accrued compensation	(6)	46
Accrued expenses and interest	(33)	(13)
Net cash provided by operating activities	160	64

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(18)	(47)
Net cash used in investing activities	(18)	(47)

FINANCING ACTIVITIES:
Sale of common stock	-	100
Repayment of term note-shareholder	(74)	(62)
Proceeds from unsecured note payable	550	-
Net cash provided by line of credit	56	241
Proceeds from credit card advance	-	550
Repayment of credit card advance	(342)	(448)
Repayment of unsecured line of credit	24	(6)
Payments on equipment notes	(45)	(32)
Repayment of short-term unsecured notes payable	(465)	(303)
Principal payments on capital leases	(21)	(32)
Net cash (used in) provided by financing activities	(317)	8

Net (decrease) increase in cash and cash equivalents	(175)	25
Cash and cash equivalents at beginning of period	742	545
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$567	$570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$70	$138
Cash paid during the period for:
Interest	$264	$250
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

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

The Company is an Atlanta, Georgia based designer, manufacturer and brand based marketer of consumer products that offers a growing number of product categories including: Liberator® sexual positioning furniture, Avana™ top-of-bed comfort pillows and Jaxx® casual fashion furniture, child, teen and adult beanbags, outdoor loungers, loveseats, and daybeds. These products are sold through the Company’s websites, concept factory store, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and vacuum compressed to save on shipping and reduce our carbon footprint.

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

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of December 31, 2017, the Company has an accumulated deficit of approximately $9,050,000 and a working capital deficit of approximately $1,865,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, at the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new foam compression equipment for installation during the second quarter of fiscal 2017. This action has yielded higher factory throughput at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $250,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of December 31, 2017 and June 30, 2017.

	December 31, 2017	June 30, 2017
	(in thousands)
Accounts receivable	$722	$646
Allowance for doubtful accounts	(5)	(7)
Allowance for discounts and returns	(9)	(8)
Total accounts receivable, net	$708	$631

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at December 31, 2017 that exceeded the balance insured by the FDIC by $399,078.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the six month ended December 31, 2017, we purchased 14% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2017, we purchased 13% and 10% of total inventory purchases from two vendors.

As of December 31, 2017 one of the Company’s customers (Amazon) represents 62% of the total accounts receivables compared to 41% as of June 2017.

Fair Value of Financial and Derivative Instruments

At December 31, 2017, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $4,450 at December 31, 2017 and $18,055 at June 30, 2017. Advertising expense for the three months ended December 31, 2017 and 2016 was $126,540 and $123,660 , respectively. Advertising expense for the six months ended December 31, 2017 and 2016 was $219,183 and $205,669, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $36,154 and $38,812 for the three months ended December 31, 2017 and 2016, respectively. Expenses for new product development totaled $72,789 and $90,741 for the six months ended December 31, 2017 and 2016, respectively. Research and development costs are included in general and administrative expense.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

 Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2017.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2017, the Company has completed $96,120 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the six months ended December 31, 2017 and 2016 was $176,239 and $176,239, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 15 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.   Direct includes product sales through our five e-commerce sites and our single retail store. Wholesale includes Liberator, Jaxx and Avana branded products sold to retailers and distributors, and purchased products sold to retailers and mass merchants. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three and six months ending December 31, 2017, sales to and through Amazon accounted for 31% and 36% of our net sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels (dollars in thousands).

	Three Months Ended (unaudited)		Six Months Ended (unaudited)
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Net Sales:
Direct	$1,595	$1,608	$2,708	$2,882
Wholesale	2,936	3,400	5,322	6,144
Other	104	126	228	213
Total Net Sales	$4,635	$5,134	$8,258	$9,239

Gross Margin:
Direct	$734	$830	$1,248	$1,443
Wholesale	803	877	1,396	1,378
Other	(179)	(166)	(307)	(303)
Total Gross Margin	$1,358	$1,541	$2,337	$2,518

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

 Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine of there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In May 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-09, Compensation - Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Income (Loss) Per Share

Basic net income (loss) per common share was determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period, and diluted net income per share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using the treasury stock method.  As of December 31, 2017 and 2016, the common stock equivalents did not have any effect on net income per share.

	December 31,
	2017	2016
Common stock options – 2009 Plan	1,469,000	2,876,000
Common stock options – 2015 Plan	4,775,000	2,550,000
Convertible preferred stock	4,300,000	4,300,000
Total	10,544,000	9,726,000

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of December 31, 2017 or June 30, 2017.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2017	June 30, 2017
	(in thousands)
Raw materials	$728	$723
Work in process	182	208
Finished goods	715	704
Total inventories	1,625	1,635
Allowance for inventory reserves	(58)	(90)
Total inventories, net of allowance	$1,567	$1,545

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	December 31, 2017	June 30, 2017	Estimated Useful Life
	(in thousands)
Factory equipment	$2,457	$2,405	2-10 years
Computer equipment and software	1,048	1,047	5-7 years
Office equipment and furniture	205	187	5-7 years
Leasehold improvements	440	422	10 years
Subtotal	4,150	4,061
Accumulated depreciation	(3,299)	(3,192)
Equipment and leasehold improvements, net	$851	$869

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2017.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017
	(in thousands)

Accrued compensation	$346	$352
Accrued expenses and interest	111	144
Current portion of deferred rent payable	45	39
Other accrued liabilities	$502	$535

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at December 31, 2017 and June 30, 2017 consisted of the following:

	December 31, 2017	June 30, 2017
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$39	$15
Line of credit (Note 13)	690	634
Short-term unsecured notes payable (Note 9)	524	538
Current portion of term note payable – shareholder (Note 11)	171	156
Current portion of equipment notes payable (Note 15)	100	82
Current portion of leases payable (Note 15)	34	40
Credit card advance (net of discount) (Note 12)	192	534
Notes payable – related party (Note 10)	116	116
Total current debt	1,866	2,115
Long-term debt:
Leases payable (Note 15)	21	36
Unsecured notes payable (Note 9)	700	600
Equipment note payable (Note 15)	229	223
Term note payable – shareholder (Note 11)	146	235
Total long-term debt	$1,096	$1,094

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2017 and June 30, 2017 consisted of the following:

	December 31, 2017	June 30, 2017
Current debt:	(in thousands)
20% Unsecured note, bi-weekly principal and interest, due April 20, 2018 (1)	$99	$246
20% Unsecured note, interest only, due October 31, 2017 (2)	̶	100
20% Unsecured note, bi-weekly principal and interest, due September 7, 2018 (3)	178	̶
20% Unsecured note, bi-weekly principal and interest, due October 26, 2018 (4)	247	192
Total current debt	524	538
Long-term debt:
20% Unsecured note, interest only, due October 31, 2019 (2)	100	100
20% Unsecured note, interest only, due July 31, 2019 (5)	100	̶
20% Unsecured note, interest only, due January 2, 2019 (6)	300	300
20% Unsecured note, interest only, due May 1, 2019 (7)	200	200
Total long-term debt	700	600
Total unsecured notes payable	$1,234	$1,138

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

(4) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing October 26, 2018. $98,750 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on February 9, 2018. Personally guaranteed by principal stockholder.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at December 31, 2017 and June 30, 2017 consisted of the following:

	December 31, 2017	June 30, 2017
	(in thousands)

Unsecured note payable to an officer, with interest at 4.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 4.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

 On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of December 31, 2017 the principal balance under this Note was $317,066.

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit card loans, short term related party notes and term note payable at December 31, 2017 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2018 (six months)	$1,808
2019	473
2020	349
Total	$2,630

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

As of December 31, 2017, the principle amount of the credit card advances totaled $191,835, net of a discount of $26,200.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of December 31, 2017, the interest rate was 7.5%) and the Monthly Service Fee was changed to .5% per month.

On December 9, 2015, the credit agreement with Advance Financial Corporation was amended to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 16).  On December 31, 2017, the balance owed under this line of credit was $690,461.  As of December 31, 2017, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

 NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $38,587 at December 31, 2017 and $14,690 at June 30, 2017.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2017, the Company has completed $96,120 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the six months ended December 31, 2017 and 2016 was $176,239 and $176,239, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $102 per month and expires January 2023.

Future minimum lease payments under non-cancelable operating leases at December 31, 2017 are as follows:

Years ending June 30,	(in thousands)
2018 (six months)	$199
2019	404
2020	417
2021	212
Thereafter through 2022	2
Total minimum lease payments	$1,234

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

The following is an analysis of the minimum future capital lease payments subsequent to December 31, 2017:

Years ending June 30,	(in thousands)
2018 (six months)	$22
2019	29
2020	8
Future Minimum Lease Payments	59
Less Amount Representing Interest	(4)
Present Value of Minimum Lease Payments	55
Less Current Portion	(34)
Long-Term Obligations under Leases Payable	$21

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $490,754. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2017:

Years ending June 30,	(in thousands)
2018 (six months)	64
2019	126
2020	115
2021	61
2022	20
Future Minimum Note Payable Payments	$386
Less Amount Representing Interest	(57)
Present Value of Minimum Note Payable Payments	329
Less Current Portion	(100)
Long-Term Obligations under Equipment Notes Payable	$229

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the six months ended December 31, 2017 was accrued by the Company at the prevailing prime rate (which is currently 4.5%) and totaled $1,637. The accrued interest on the note as of December 31, 2017 was $22,033. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the six months ended December 31, 2017 was accrued by the Company at the prevailing prime rate (which is currently 4.5%) and totaled $862. The accrued interest on the note as of December 31, 2017 was $5,651. This note is subordinate to all other credit facilities currently in place.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On December 31, 2017, the balance owed under this line of credit was $690,461.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

NOTE 16. RELATED PARTY TRANSACTIONS (continued)

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

On April 21, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 20, 2018. A portion of the note proceeds were used to satisfy the balance due on the June 29, 2016 note payable and the remaining proceeds of $224,875 are for working capital purposes. At December 31, 2017, the principal balance of this note was $98,750.This note payable is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 7, 2017, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due September 7, 2018. The balance due on the $150,000 unsecured note payable due December 14, 2017 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2016 loan. At December 31, 2017, the principal balance of this note was $178,311. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On October 26, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due October 26, 2018. A portion of the note proceeds were used to satisfy the balance due on the February 14, 2017 note payable and the remaining proceeds of $201,250 are for working capital purposes. At December 31, 2017, the principal balance of this note was $246,852. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $38,587 at December 31, 2017 and $14,690 at June 30, 2017. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

NOTE 16. RELATED PARTY TRANSACTIONS (continued)

On September 5, 2014, the Company amended and restated its HCI Original Notes, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At December 31, 2017, the principal balance under the Note was $317,066.

NOTE 17. STOCKHOLDERS’ EQUITY

 Options

At December 31, 2017, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 2,790,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2017, the number of shares available for issuance under the 2015 Plan was 225,000. There are no shares available for issuance under the 2009 Plan, other than the 1,469,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2017:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2017	6,975,000	2.7	$.03	$—
Granted	1,000,000	4.9	$.03	$—
Exercised	—	—	$—	$—
Forfeited or expired	(1,731,000)	(.6)	$.04	$—
Options outstanding as of December 31, 2017	6,244,000	3.1	$.03	$—
Options exercisable as of December 31, 2017	2,456,500	1.9	$.03	$33,091

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.04 for such day.

There were 1,000,000 stock options granted during the six months ended December 31, 2017 and 250,000 stock options granted during the six months ended December 31, 2016. The value assumptions related to options granted during the six months ended December 31, 2017 and 2016, were as follows:

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
Exercise Price:	$.03	$.02
Volatility:	409%	236%
Risk Free Rate:	2.06%	1.05%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

 The following table summarizes the weighted average characteristics of outstanding stock options as of

December 31, 2017:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.01 to 03	5,175,000	3.6	$.02	1,387,500	$.02
$.05 to 09	1,069,000	.6	$.05	1,069,000	$.05
Total stock options	6,244,000	3.1	$.03	2,456,500	$.03

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2017 and 2016 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Cost of Goods Sold	$—	$1	$1	$2
Other Selling and Marketing	1	2	3	4
General and Administrative	4	4	8	8
Total Stock-based Compensation Expense	$5	$7	$12	$14

As of December 31, 2017, the Company’s total unrecognized compensation cost was $78,189 which will be recognized over the weighted average vesting period of three years.

Share Purchase Warrants

As of December 31, 2017 and 2016, there were no share purchase warrants outstanding.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016 (UNAUDITED)

Common Stock

The Company’s authorized common stock was 175,000,000 shares at December 31, 2017 and June 30, 2017.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2017, the Company had reserved the following shares of common stock for issuance:

December 31,
2017
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	1,469,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	10,769,000

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

	Three Months Ended
	(unaudited)
	December 31, 2017	December 31, 2016
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.7%	70.0%
Gross Margin	29.3%	30.0%
Selling, General and Administrative Expenses	23.2%	19.9%
Income From Operations	6.1%	10.1%
	Six Months Ended
	(unaudited)
	December 31, 2017	December 31, 2016
Net Sales	100.0%	100.0%
Cost Of Goods Sold	71.7%	72.7%
Gross Margin	28.3%	27.3%
Selling, General and Administrative Expenses	25.6%	21.9%
Income From Operations	2.7%	5.4%

        The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	December 31, 2017		December 31, 2016
Net Sales:
Liberator	$2,048	44%	$2,181	42%
Jaxx	1,126	24%	869	17%
Avana	510	11%	405	8%
Products purchased for resale	753	16%	1,433	28%
Other	198	5%	246	5%
Total Net Sales	$4,635	100%	$5,134	100%

	Six Months Ended (unaudited)
(Dollars in thousands)	December 31, 2017		December 31, 2016
Net Sales:
Liberator	$3,685	45%	$4,043	44%
Jaxx	1,925	23%	1,497	16%
Avana	955	11%	661	7%
Products purchased for resale	1,301	16%	2,597	28%
Other	392	5%	441	5%
Total Net Sales	$8,258	100%	$9,239	100%

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Net sales. Sales for the three months ended December 31, 2017 were $4,635,160, a 10% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased $133,000 (or 6%) during the quarter from the comparable prior year period, due primarily to lower sales through certain e-merchant customers, including Amazon.
•	Jaxx sales – Jaxx product sales increased 30% from the prior year second quarter, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon.
•	Avana sales – Net sales of Avana products increased 26% during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Brookstone and others.
•	Products purchased for resale – This product category declined by $680,000 from the prior year second quarter and was driven by a $894,000 decrease in the sales of Tenga products, as we have terminated our relationship with Tenga to focus our efforts on sales of our own branded products.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross margin as a percentage of sales decreased slightly to 29% from 30% in the prior year period, primarily due to an increase in production labor costs.

Operating expenses. Total operating expenses for the three months ended December 31, 2017 were 23% of net sales, or approximately $1,075,000, compared to 20% of net sales, or approximately $1,020,000, for the same period in the prior year.  The increase was primarily due to higher General and administrative expense, which resulted primarily from higher business insurance expense and personnel costs.

Other income (expense). Other income (expense) during the second quarter increased from expense of approximately ($122,000) in fiscal 2017 to expense of approximately ($134,000) during the second quarter of fiscal 2018.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Net sales. Net sales for the six months ended December 31, 2017 decreased to $8,258,082 from the comparable prior year period by $980,936, or 11%. The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased $358,000 (or 9%) during the six months from the comparable prior year period, due primarily to lower sales through certain e-merchant customers, including Amazon.
•	Jaxx sales – Jaxx product sales increased 29% from the prior year first half, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon.
•	Avana sales – Net sales of Avana products increased 44% during the first six month from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Brookstone and others.
•	Products purchased for resale – This product category declined by $1,296,000 from the prior year second quarter and was driven by a $1,661,000 decrease in the sales of Tenga products.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the six months ended December 31, 2017 decreased to $2,336,945 from $2,517,950 (a decrease of approximately 7%) in the comparable prior year period. Gross profit as a percentage of net sales increased to 28.3% for the six months ended December 31, 2017 from 27.3% in the comparable prior year period. This increase in gross profit as a percentage of net sales is a result of the shift in net sales to higher margin manufactured products from the lower margin products purchased for resale.

Operating expenses. Total operating expenses for the six months ended December 31, 2017 were 25.6% of net sales, or $2,114,120, compared to 21.9% of net sales, or $2,022,018, for the same period in the prior year. General and administrative expense increased by 7.3% and was primarily the result of higher business insurance expense, personnel costs, and costs related to providing employee health benefits mandated by the Affordable Care Act.

Other income (expense). Other income (expense) decreased from an expense of ($274,202) in fiscal 2017 to an expense of ($266,615) in fiscal 2018. The decrease was primarily due to lower interest expense on lower average loan balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
(Dollars in thousands)	2017	2016
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$160	$64
Cash used in investing activities	$(18)	$(47)
Cash provided by (used in) financing activities	$(317)	$8

As of December 31, 2017, our cash and cash equivalents totaled $566,925, compared to $569,939 in cash and cash equivalents as of December 31, 2016.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $160,336 in the six months ended December 31, 2017 compared to $64,022 of net cash provided by operating activities in the six months ended December 31, 2016.  The primary components of the cash provided by operating activities in the current year is the increase in accounts payable of $217,040, a decrease in the inventory reserve of $31,732 and depreciation expense of $106,117, offset in part by an increase in accounts receivable of $72,360 and an increase in inventory of $53,509.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2017 was $18,343 and related to the purchase and installation of certain production equipment and leasehold improvements during the first and second quarter.

Financing Activities

Cash used in financing activities during the six months ended December 31, 2017 of $317,261 was primarily attributable to the repayment of the credit card advance and unsecured notes payable, offset in part by the proceeds for borrowing on an unsecured note payable.

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

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of approximately $43,790 for the six months ended December 31, 2017 and net income of approximately $203,000 for the year ended June 30, 2017. As of December 31, 2017, we have an accumulated deficit of approximately $9,050,000 and a working capital deficit of approximately $1,865,000. This raises substantial doubt about our ability to continue as a going concern.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA income for the six months ended December 31, 2017 and 2016:

(Dollars in thousands)	Six months ended December 31,
	2017	2016
Net (loss) income	$(44)	$222
Less interest income	—	—
Plus interest expense, net	267	273
Plus depreciation and amortization expense	106	103
Plus stock-based compensation	12	14
Adjusted EBITDA income	$341	$612

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

LUVU BRANDS, INC.
(Registrant)

February 13, 2018	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 13, 2018	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)