Form 10-Q
period 2018-03-31
Luvu Brands, Inc.
filed 2018-05-11
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018 there were 73,452,596 shares of the registrant’s common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,
	2018	June 30,
	(unaudited)	2017
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$380	$742
Accounts receivable, net	620	631
Inventories, net	1,524	1,545
Prepaid expenses	48	80
Total current assets	2,572	2,998

Equipment and leasehold improvements, net	810	869
Other assets	12	9
Total assets	$3,394	$3,876

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,172	$2,177
Current debt	2,066	2,115
Other accrued liabilities	419	535
Total current liabilities	4,657	4,827

Noncurrent liabilities:
Long-term debt	721	1,094
Deferred rent payable	111	147
Total noncurrent liabilities	832	1,241
Total liabilities	5,489	6,068
Commitments and contingencies (See Note 15)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at March 31, 2018 and June 30, 2017	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at March 31, 2018 and June 30, 2017	735	735
Additional paid-in capital	6,097	6,079
Accumulated deficit	(8,927)	(9,006)
Total stockholders’ deficit	(2,095)	(2,192)
Total liabilities and stockholders’ deficit	$3,394	$3,876

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands, except share data)
Net Sales	$4,266	$4,026	$12,524	$13,265
Cost of goods sold	2,989	2,678	8,910	9,399
Gross profit	1,277	1,348	3,614	3,866
Operating expenses
Advertising and promotion	94	95	314	300
Other selling and marketing	292	311	850	876
General and administrative	595	648	1,826	1,796
Depreciation and amortization	45	54	151	157
Total operating expenses	1,026	1,108	3,141	3,129
Income from operations	251	240	473	737
Other Income (Expense):
Loss on disposal of assets	—	—	—	(1)
Interest expense and financing costs	(128)	(129)	(394)	(402)
Total Other (Expense)	(128)	(129)	(394)	(403)
Income before income taxes	123	111	79	334
Provision for income taxes	—	—		—
Net income	$123	$111	$79	$334
Net income per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Shares used in computing net income per share
Basic	73,452,596	73,452,596	73,452,596	72,459,895
Diluted	74,636,822	73,907,315	74,666,320	72,814,459

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES:
Net income	$79	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	157
Stock based compensation expense	18	21
Loss on disposal of assets	—	1
Provision for bad debt	(5)	4
Provision for inventory reserves	32	30
Deferred rent payable	(28)	(19)
Changes in operating assets and liabilities:
Accounts receivable	15	151
Inventories	(11)	(207)
Prepaid expenses and other assets	30	21
Accounts payable	(4)	(139)
Accrued compensation	(98)	(58)
Accrued expenses and interest	(26)	(4)
Net cash provided by operating activities	153	292

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(22)	(61)
Net cash used in investing activities	(22)	(61)

FINANCING ACTIVITIES:
Sale of common stock	—	100
Repayment of term note-shareholder	(115)	(96)
Proceeds from unsecured note payable	850	300
Net cash provided by line of credit	56	(77)
Proceeds from credit card advance	—	550
Repayment of credit card advance	(509)	(611)
Repayment of unsecured line of credit	21	(9)
Payments on equipment notes	(69)	(51)
Repayment of short-term unsecured notes payable	(695)	(492)
Principal payments on capital leases	(32)	(45)
Net cash used in financing activities	(493)	(431)

Net decrease in cash and cash equivalents	(362)	(200)
Cash and cash equivalents at beginning of period	742	545
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$380	$345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$70	$138
Cash paid during the period for:
Interest	$398	$399
Income taxes	$—	$—

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

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana™ inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, concept factory store, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and vacuum compressed to save on shipping and reduce our carbon footprint.

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

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of March 31, 2018, the Company has an accumulated deficit of approximately $8,927,000 and a working capital deficit of approximately $2,085,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, at the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new foam compression equipment for installation during the second quarter of fiscal 2017. These actions should yield higher factory throughput at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

The following is a summary of Accounts Receivable as of March 31, 2018 and June 30, 2017.

	March 31, 2018	June 30, 2017
	(in thousands)
Accounts receivable	$631	$646
Allowance for doubtful accounts	(5)	(7)
Allowance for discounts and returns	(6)	(8)
Total accounts receivable, net	$620	$631

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at March 31, 2018 that exceeded the balance insured by the FDIC by $399,078.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the nine months ended March 31, 2018, we purchased 16% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2017, we purchased 13% and 10% of total inventory purchases from two vendors.

As of March 31, 2018 one of the Company’s customers (Amazon) represents 45% of the total accounts receivables compared to 41% as of June 30, 2017.

Fair Value of Financial and Derivative Instruments

At March 31, 2018, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $1,175 at March 31, 2018 and $18,055 at June 30, 2017. Advertising expense for the three months ended March 31, 2018 and 2017 was $94,402 and $94,574, respectively. Advertising expense for the nine months ended March 31, 2018 and 2017 was $313,585 and $300,242, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $37,596 and $40,958 for the three months ended March 31, 2018 and 2017, respectively. Expenses for new product development totaled $110,385 and $131,699 for the nine months ended March 31, 2018 and 2017, respectively. Research and development costs are included in general and administrative expense.

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

 Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2018.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of March 31, 2018, the Company has completed $97,649 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the nine months ended March 31, 2018 and 2017 was $264,359 and $264,359, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 15 - Commitments and Contingencies.

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.   Direct includes product sales through our five e-commerce sites and our single retail store. Wholesale includes Liberator, Jaxx and Avana branded products sold to retailers and distributors, and non-Liberator products sold to retailers and mass merchants. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees. For the three and nine months ending March 31, 2018, sales to and through Amazon accounted for 34% and 33% of our net sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels (dollars in thousands).

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Net Sales:
Direct	$1,446	$1,459	$4,154	$4,341
Wholesale	2,736	2,429	8,058	8,573
Other	84	138	312	351
Total Net Sales	$4,266	$4,026	$12,524	$13,265

Gross Margin:
Direct	$593	$779	$1,841	$2,222
Wholesale	897	732	2,292	2,110
Other	(213)	(163)	(519)	(466)
Total Gross Margin	$1,277	$1,348	$3,614	$3,866

 Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine of there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Income Per Share

Basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period, and diluted net income per share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using the treasury stock method.  As of March 31, 2018 and 2017, the common stock equivalents did not have any effect on net income per share.

	March 31,
	2018	2017
Common stock options – 2009 Plan	1,469,000	2,837,000
Common stock options – 2015 Plan	4,575,000	4,225,000
Convertible preferred stock	4,300,000	4,300,000
Total	10,344,000	11,362,000

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

 NOTE 4. IMPAIRMENT OF LONG-LIVED ASSETS

We follow FASB ASC 360, Property, Plant, and Equipment, regarding impairment of our other long-lived assets (property, plant and equipment). Our policy is to assess our long-lived assets for impairment annually in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

 An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and is measured as the excess of its carrying value over its fair value. The carrying amount of a long-lived asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of a long-lived asset.

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of March 31, 2018 or June 30, 2017.

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2018	June 30, 2017
	(in thousands)
Raw materials	$717	$723
Work in process	172	208
Finished goods	693	704
Total inventories	1,582	1,635
Allowance for inventory reserves	(58)	(90)
Total inventories, net of allowance	$1,524	$1,545

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	March 31, 2018	June 30, 2017	Estimated Useful Life
	(in thousands)
Factory equipment	$2,460	$2,405	2-10 years
Computer equipment and software	1,047	1,047	5-7 years
Office equipment and furniture	205	187	5-7 years
Leasehold improvements	442	422	10 years
Subtotal	4,154	4,061
Accumulated depreciation	(3,344)	(3,192)
Equipment and leasehold improvements, net	$810	$869

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2018.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
	(in thousands)

Accrued compensation	$254	$352
Accrued expenses and interest	117	144
Current portion of deferred rent payable	48	39
Other accrued liabilities	$419	$535

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at March 31, 2018 and June 30, 2017 consisted of the following:

	March 31, 2018	June 30, 2017
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$36	$15
Line of credit (Note 13)	690	634
Short-term unsecured notes payable (Note 9)	894	538
Current portion of term note payable – shareholder (Note 11)	173	156
Current portion of equipment notes payable (Note 15)	102	82
Current portion of leases payable (Note 15)	30	40
Credit card advance (net of discount) (Note 12)	25	534
Notes payable – related party (Note 10)	116	116
Total current debt	2,066	2,115
Long-term debt:
Leases payable (Note 15)	14	36
Unsecured notes payable (Note 9)	400	600
Equipment note payable (Note 15)	203	223
Term note payable – shareholder (Note 11)	104	235
Total long-term debt	$721	$1,094

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at March 31, 2018 and June 30, 2017 consisted of the following:

	March 31, 2018	June 30, 2017
Current debt:	(in thousands)
Unsecured note, bi-weekly principal and interest, due April 20, 2018 (1)	$13	$246
Unsecured note, interest only, due October 31, 2017 (2)	—	100
Unsecured note, bi-weekly principal and interest, due September 7, 2018 (3)	122	—
Unsecured note, bi-weekly principal and interest, due October 26, 2018 (4)	180	192
Unsecured note, interest only, due January 2, 2019 (6)	300	—
Unsecured note, bi-weekly principal and interest, due March 1, 2019 (8)	279	—
Total current debt	894	538
Long-term debt:
Unsecured note, interest only, due October 31, 2019 (2)	100	—
Unsecured note, interest only, due July 31, 2019 (5)	100	100
Unsecured note, interest only, due January 2, 2019 (6)	—	300
Unsecured note, interest only, due May 1, 2019 (7)	200	200
Total long-term debt	400	600
Total unsecured notes payable	$1,294	$1,138

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

(4) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing October 26, 2018. $98,750 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on February 9, 2017. Personally guaranteed by principal stockholder.

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

(8) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing March 1, 2019. Personally guaranteed by principal stockholder.

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at March 31, 2018 and June 30, 2017 consisted of the following:

	March 31, 2018	June 30, 2017
	(in thousands)

Unsecured note payable to an officer, with interest at 4.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 4.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

 On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of March 31, 2018 the principal balance under this Note was $276,429.

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit card loans, short term related party notes and term note payable at March 31, 2018 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2018 (three months)	$1,142
2019	1,051
2020	249
Total	$2,442

 NOTE 12. CREDIT CARD ADVANCES

On June 1, 2017, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $150,000. The loan was secured by OneUp’s and Foam Lab’s existing and future credit card collections. The loan called for a repayment of $168,000, which included a one-time finance charge of $18,000, approximately ten months after the funding date. This loan was repaid in full on March 22, 2018. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 16).

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

As of March 31, 2018, the principle amount of the credit card advances totaled $24,930, net of a discount of $5,200 (see Note 19 – Subsequent Events).

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of March 31, 2018, the interest rate was 7.75%) and the Monthly Service Fee was changed to .5% per month.

On December 9, 2015, the credit agreement with Advance Financial Corporation was amended to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 16).  On March 31, 2018, the balance owed under this line of credit was $690,551.  As of March 31, 2018, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

 NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $35,859 at March 31, 2018 and $14,690 at June 30, 2017.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of March 31, 2018, the Company has completed $97,649 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the nine months ended March 31, 2018 and 2017 was $264,359 and $264,359, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $102 per month and expires January 2023.

Future minimum lease payments under non-cancelable operating leases at March 31, 2018 are as follows:

Years ending June 30,	(in thousands)
2018 (three months)	$100
2019	404
2020	417
2021	212
Thereafter through 2022	2
Total minimum lease payments	$1,135

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $145,916. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7% to 21%.

The following is an analysis of the minimum future capital lease payments subsequent to March 31, 2018:

Years ending June 30,	(in thousands)
2018 (three months)	$10
2019	29
2020	8
Future Minimum Lease Payments	47
Less Amount Representing Interest	(3)
Present Value of Minimum Lease Payments	44
Less Current Portion	(30)
Long-Term Obligations under Leases Payable	$14

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

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2018:

Years ending June 30,	(in thousands)
2018 (three months)	$32
2019	126
2020	115
2021	61
2022	20
Future Minimum Note Payable Payments	354
Less Amount Representing Interest	(49)
Present Value of Minimum Note Payable Payments	305
Less Current Portion	(102)
Long-Term Obligations under Equipment Notes Payable	$203

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the nine months ended March 31, 2018 was accrued by the Company at the prevailing prime rate (which is currently 4.75%) and totaled $1,637. The accrued interest on the note as of March 31, 2018 was $22,033. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the nine months ended March 31, 2018 was accrued by the Company at the prevailing prime rate (which is currently 4.75%) and totaled $862. The accrued interest on the note as of March 31, 2018 was $5,651. This note is subordinate to all other credit facilities currently in place.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On March 31, 2018, the balance owed under this line of credit was $690,551.

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

On April 21, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 20, 2018. A portion of the note proceeds were used to satisfy the balance due on the June 29, 2016 note payable and the remaining proceeds of $224,875 are for working capital purposes. At March 31, 2018, the principal balance of this note was $12,677. This note payable is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 7, 2017, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due September 7, 2018. The balance due on the $150,000 unsecured note payable due December 14, 2017 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2016 loan. At March 31, 2018, the principal balance of this note was $121,585. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On October 26, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due October 26, 2018. A portion of the note proceeds were used to satisfy the balance due on the February 14, 2017 note payable and the remaining proceeds of $201,250 are for working capital purposes. At March 31, 2018, the principal balance of this note was $180,328. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On March 1, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March 1, 2019. At March 31, 2018, the principal balance of this note was $278,985. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $35,859 at March 31, 2018 and $14,690 at June 30, 2017. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

NOTE 16. RELATED PARTY TRANSACTIONS (continued)

On September 5, 2014, the Company amended and restated its HCI Original Notes, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At March 31, 2018, the principal balance under the Note was $276,429.

NOTE 17. STOCKHOLDERS’ EQUITY

 Options

At March 31, 2018, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 1,469,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2018, the number of shares available for issuance under the 2015 Plan was 225,000. There are no shares available for issuance under the 2009 Plan, other than the 1,469,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2018:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2017	6,975,000	2.7	$.03	$—
Granted	1,100,000	4.7	$.03	$—
Exercised	—	—	$—	$—
Forfeited or expired	(2,031,000)	(1.1)	$.07	$—
Options outstanding as of March 31, 2018	6,044,000	2.9	$.03	$—
Options exercisable as of March 31, 2018	2,687,750	1.9	$.03	$35,363

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price options would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.04 for such day.

There were 1,100,000 stock options granted during the nine months ended March 31, 2018 and 1,925,000 stock options granted during the nine months ended March 31, 2017. The value assumptions related to options granted during the nine months ended March 31, 2018 and 2017, were as follows:

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Exercise Price:	$.03 - $.04	$.02 - $.04
Volatility:	403% - 409%	205% - 291%
Risk Free Rate:	2.06% - 2.49%	1.05% - 1.73%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

 The following table summarizes the weighted average characteristics of outstanding stock options as of

March 31, 2018:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.01 to .03	4,975,000	3.4	$.02	1,618,750	$.02
$.05 to .09	1,069,000	.3	$.05	1,069,000	$.05
Total stock options	6,044,000	2.9	$.03	2,687,750	$.03

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2018 and 2017 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Cost of Goods Sold	$—	$1	$1	$3
Other Selling and Marketing	2	2	5	6
General and Administrative	4	4	12	12
Total Stock-based Compensation Expense	$6	$7	$18	$21

As of March 31, 2018, the Company’s total unrecognized compensation cost was $78,189 which will be recognized over the weighted average vesting period of three years.

Share Purchase Warrants

As of March 31, 2018 and 2017, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at March 31, 2018 and June 30, 2017.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2018, the Company had reserved the following shares of common stock for issuance:

March 31,
2018
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

NOTE 19. SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company borrowed $500,000 from PowerUp against its future credit card receivables. Terms for this loan calls for a repayment of $570,000 which includes a one-time finance charge of $70,000, approximately ten months after the funding date. The balance of the June 29, 2017 PowerUp loan was deducted from this loan, and a 1% loan origination fee was deducted, and the Company received net proceeds of approximately $478,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

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

	Three Months Ended
	(unaudited)
	March 31, 2018	March 31, 2017
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.1%	66.5%
Gross Margin	29.9%	33.5%
Selling, General and Administrative Expenses	24.1%	27.5%
Income From Operations	5.8%	6.0%

	Nine Months Ended
	(unaudited)
	March 31, 2018	March 31, 2017
Net Sales	100.0%	100.0%
Cost Of Goods Sold	71.1%	70.9%
Gross Margin	28.9%	29.1%
Selling, General and Administrative Expenses	25.1%	23.6%
Income From Operations	3.8%	5.5%

        The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	March 31, 2018		March 31, 2017
Net Sales:
Liberator	$1,975	46%	$1,912	47%
Jaxx	811	19%	672	17%
Avana	698	16%	400	10%
Products purchased for resale	619	15%	750	19%
Other	163	4%	292	7%
Total Net Sales	$4,266	100%	$4,026	100%

	Nine Months Ended (unaudited)
(Dollars in thousands)	March 31, 2018		March 31, 2017
Net Sales:
Liberator	$5,660	45%	$5,956	45%
Jaxx	2,735	22%	2,169	16%
Avana	1,653	13%	1,061	8%
Products purchased for resale	1,920	15%	3,346	25%
Other	556	5%	733	6%
Total Net Sales	$12,524	100%	$13,265	100%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net sales. Sales for the three months ended March 31, 2018 were $4,266,153, a 6% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products increased $63,000 (or 3%) during the quarter from the comparable prior year period, due primarily to higher sales through certain e-merchant customers, including Amazon.
•	Jaxx sales – Jaxx product sales increased 21% from the prior year second quarter, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon.
•	Avana sales – Net sales of Avana products increased 74% during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Brookstone and others.
•	Products purchased for resale – This product category declined by $131,000 from the prior year third quarter. Sales of Tenga products decreased $250,000 from the prior year third quarter and was partially offset by an increase in sales of other products purchased for resale.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross margin as a percentage of sales decreased to 29.9% from 33.5% in the prior year period, primarily due to an increase in production labor costs, raw material costs and factory overhead costs.

Operating expenses. Total operating expenses for the three months ended March 31, 2018 were 24.1% of net sales, or approximately $1,026,000, compared to 27.5% of net sales, or approximately $1,108,000, for the same period in the prior year.  The decrease was primarily due to lower General and administrative expense, which resulted primarily from slightly lower business insurance expense and personnel costs.

Other income (expense). Other income (expense) during the third quarter was effectively unchanged from expense of approximately ($129,000) in fiscal 2017 to expense of approximately ($128,000) during the third quarter of fiscal 2018.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Net sales. Net sales for the nine months ended March 31, 2018 decreased to $12,524,235 from the comparable prior year period by $740,817, or 5.6%. The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased $296,000 (or 5%) during the nine months from the comparable prior year period, due primarily to lower sales through certain wholesale customers.
•	Jaxx sales – Jaxx product sales increased 26% from the prior year first three quarters, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon.
•	Avana sales – Net sales of Avana products increased 56% during the first nine month from the comparable prior year period. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Brookstone and others, and the introduction of new products.
•	Products purchased for resale – This product category declined by $1,426,000 from the prior year first three quarters and was driven by a $1,918,000 decrease in the sales of Tenga products.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Total gross profit for the nine months ended March 31, 2018 decreased to $3,614,033 from $3,865,865 (a decrease of approximately 7%) in the comparable prior year period. Gross profit as a percentage of net sales decreased to 28.9% for the nine months ended March 31, 2018 from 29.1% in the comparable prior year period. This decrease in gross profit as a percentage of net sales is a result of an increase in production labor costs, raw material costs and factory overhead costs.

Operating expenses. Total operating expenses for the nine months ended March 31, 2018 were 25.1% of net sales, or $3,140,781, compared to 23.6% of net sales, or $3,129,530, for the same period in the prior year. General and administrative expense increased by 1.7% and was primarily the result of higher business insurance expense, personnel costs, and costs related to providing employee health benefits mandated by the Affordable Care Act.

Other income (expense). Other income (expense) decreased from an expense of ($402,859) in fiscal 2017 to an expense of ($394,374) in fiscal 2018. The decrease was primarily due to slightly lower interest expense on lower average loan balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
(Dollars in thousands)	2018	2017
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$153	$292
Cash used in investing activities	$(22)	$(61)
Cash used in financing activities	$(493)	$(431)

As of March 31, 2018, our cash and cash equivalents totaled $380,000, compared to $345,000 in cash and cash equivalents as of March 31, 2017.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $152,478 in the nine months ended March 31, 2018 compared to $292,000 of net cash provided by operating activities in the nine months ended March 31, 2017.  The primary components of the cash provided by operating activities in the current year is net income and the decrease in the inventory reserve of $31,732 and depreciation expense of $151,120 and a decrease in prepaid expenses of $32,304, offset in part by a decrease in accrued compensation of $97,942 and a decrease in accrued expense of $26,306.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2018 was $21,857 and related to the purchase and installation of certain production equipment and leasehold improvements during the first nine months of fiscal 2018.

Financing Activities

Cash used in financing activities during the nine months ended March 31, 2018 of $492,467 was primarily attributable to the repayment of the credit card advance and unsecured notes payable, offset in part by the proceeds for borrowing on an unsecured note payable.

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

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We realized net income of approximately $79,000 for the nine months ended March 31, 2018 and net income of approximately $203,000 for the year ended June 30, 2017. As of March 31, 2018, we have an accumulated deficit of approximately $8,927,000 and a working capital deficit of approximately $2,085,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we continued to make improvements to our e-commerce sites during 2017. At the end of fiscal 2016 we ordered new equipment to increase our fabric cutting capacity; this equipment was delivered and installed during the first quarter of fiscal 2017. At the end of fiscal 2017, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies as described in Note 3 appearing earlier in this report that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA income for the nine months ended March 31, 2018 and 2017:

(Dollars in thousands)	Nine months ended March 31,
	2018	2017
Net income	$79	$334
Plus interest expense, net	394	402
Plus depreciation and amortization expense	151	157
Plus stock-based compensation	18	21
Adjusted EBITDA income	$642	$914

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

LUVU BRANDS, INC.
(Registrant)

May 11, 2018	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 11, 2018	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)