Form 10-K
period 2018-06-30
Luvu Brands, Inc.
filed 2018-10-15
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

Commission file number:   000-53314

  Luvu Brands, Inc.

(Exact name of Company as specified in its charter)

Florida	59-3581576
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)

        or organization)

2745 Bankers Industrial Drive, Atlanta, Georgia 30360

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 246-6400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES     ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files)    ☒ YES   ☐   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non−affiliates of the registrant computed by reference to the closing price of the common stock on December 29, 2017, the last trading day of the registrant’s most recently completed second fiscal quarter, was $1,459,056.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on

October 9, 2018 was 73,452,596.

Luvu Brands, Inc.

i

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) for Luvu Brands, Inc. (“Luvu Brands” the “Company” “we” “our” or “us”) may contain forward-looking statements, which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning the Company, the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.  You should not place undue reliance on forward-looking statements.

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

 These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	competition from other sexual wellness retailers and adult-oriented websites;

•	our ability to extend, renew or refinance our existing debt;

•	the loss of one or more significant customers;

•	our ability to generate significant sales revenue from internet, print and radio advertising;

•	our plan to make continued investments in advertising and marketing;

•	our ability to maintain our brands;

•	unfavorable economic and market conditions and the impact on our leveraged financial position;

•	our reliance on credit cards as a form of payment;

•	our ability to keep up with new technologies and remain competitive;

•	our ability to continue as a going concern;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	security breaches may cause harm to our systems;

•	supply interruptions from raw material vendors;

•	changes in U.S. trade policies could significantly increase the costs of certain raw materials, parts or components used in our products and our sales;

•	our ability to improve manufacturing efficiency at our production facility;

•	the loss of our main data center or other parts of our infrastructure;

•	systems failures and interruptions in our ability to provide access to our websites and content;

•	companies providing products and services on which we rely may refuse to do business with us;

•	changes in government laws affecting our business;

•	we may not be successful in integrating any acquisitions we make;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	restrictions to access on the internet affecting traffic to our websites;

•	risks associated with currency fluctuations;

•	an anticipated worsening US deficit and a possible rise in inflation in coming years that would put further stress on consumer spending;

•	management’s goals and plans for future operations;

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I.

ITEM 1.        Business

General

Luvu Brands, Inc. designs, manufactures and markets a portfolio of consumer lifestyle brands through the Company’s websites, online mass merchants and specialty retail stores worldwide. Brands include: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana®, inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. Many of our products are offered flat-packed and vacuum compressed to save on shipping and reduce our carbon footprint. The Company is headquartered in Atlanta, Georgia in a 140,000 square foot vertically-integrated manufacturing facility that employs over 160 people. Bringing sewn products manufacturing back to the USA and creating innovative consumer brands are core to the Company's operating principles.

 The Company manages, markets, and distributes its products directly to consumers through several websites that include:  liberator.com, theliberator.co.uk, jaxxliving.com, and avanacomfort.com. We reach additional consumers through a retail concept store located within our Atlanta factory.

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

Our 140,000 square foot facility on eight acres is located in a suburb of metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff. All of the Liberator, Jaxx and Avana branded products are designed, produced and marketed from our facility in Atlanta, Georgia where we currently employ over 160 people. As of the date of this report, the Company employs 129 people in Production and Distribution, 3 people in Product Development, 13 people in Sales and Marketing, and 18 people in Administration. The Company’s employment levels may change seasonal based on current and anticipated order levels.

Our manufacturing operation has two CAD controlled fabric cutters and one CAD controlled foam contouring machine and two state-of-the-art conveyor unit production sewing systems. We believe that our in-house manufacturing capabilities have enabled us to achieve greater efficiencies and cost savings, as well as strict control over the entire manufacturing cycle including raw material procurement, finished goods production and logistics optimization. In addition to providing us with greater production flexibility, our in-house manufacturing provides us with the opportunity to improve fulfillment response time, reduces the risk of out-of-stock situations, limits finished goods obsolescence and improves overall operating margins.

Because all cutting, sewing, foam contouring, assembly and vacuum packaging are performed in-house, we believe we can exercise greater control over product quality and respond faster to changing customer demands, which gives us a competitive advantage over companies that utilize out-sourced sewing services. We can source raw materials from multiple domestic and foreign suppliers and we have supply contracts in place to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries.

During fiscal 2017, we expanded the conveyor sewing system for our Jaxx and Avana products and, in the second half of fiscal 2017, we installed new roll pack and compression equipment used for the majority of our foam-based products. All of these actions resulted in increased throughput and lower production costs in these operations.

All business activity of the Company is done through our wholly-owned subsidiary, OneUp Innovations, Inc. (“OneUp”). OneUp was organized in 2000 and began operations in 2002.

Business Strategy

Our goals are to achieve long-term growth and profitability and diversify our sales base. We plan to achieve these goals using the following strategies:

• Delivering value to our customers. Our primary goal is to deliver the highest value to every customer, before, during and after they purchase a product from us. This means designing relevant products with the most utility and benefit, creating an informative and efficient buying experience, and delivering on our promises. We believe that serving the customer is the center of everything we do, and by doing so we create value for our customers and wealth for our shareholders.

• Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material and labor costs by improving the productivity of our manufacturing processes. The recent production equipment purchases should continue to yield higher gross profit as a result of the lower cost of goods sold.

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

• Eco-Packaging. In fiscal 2013, we developed vacuum compressed packaging to reduce our carbon foot print, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs. During fiscal 2014, we expanded the number of products that used Eco-Packaging to include all foam-based products. In fiscal 2015, we further vacuum compressed our products to even smaller sizes while adding more product marketing information to our retail consumer packages. In fiscal 2017 and 2018, the new roll pack compression equipment expanded the number of products offered in smaller boxes.

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

Products, Principal Markets and Methods of Distribution

Liberator Products

We developed a product category which we call “Liberator Bedroom Adventure Gear”®. Many of the pieces in this product line are designed to elevate, rock and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting. Liberator Bedroom Adventure Gear combines functional design with sensuous textures that transform ordinary bedrooms into supportive landscapes for intimacy. Liberator products present angles, elevations, curves and motion that help people of all sizes, including those with back injuries and other medical conditions, find comfortable ways to connect intimately while assisting their stamina and performance.

 Liberator foam-based products (called “Liberator Shapes”) are manufactured in a variety of heights and widths to accommodate variations in the human body. They consist of differently shaped cushions and props that are available in an assortment of fabric colors to add to the visual excitement. Each of the product profiles of the Liberator Shapes is unique, designed to introduce positions to the sexual experience that were previously difficult to achieve or impossible to achieve with standard pillows or cushions. Liberator Shapes are manufactured from structured polyurethane foam, cut at various angles, platforms and profiles. The foam base is encased in a tight, fluid resistant polyester shell, helping the cushions to maintain their shape.  The original offering of the Liberator Wedge® and Ramp®, sold as a set, continue to be our best-selling items. All of the Liberator Shapes are also available in our Black Label Series which includes blindfolds and snap-on Velcro cuffs.

We have also developed larger profile designs that are commonly referred to as “sex furniture”. Most of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse®, Flip Stage®, Equus Wave® and the Equus®.  Other larger designs include products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold under our Zeppelin® product offering. The Liberator larger profile designs can also be used as seating when not being used for relaxed interaction and creative intimacy.

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

All products sold under the Liberator brand provided 44% and 45% of our revenues for our fiscal years ended June 30, 2018 and 2017, respectively.

Products Purchased for Resale

Beginning in 2006, we began importing high-quality pleasure objects from around the world. These resale products provided 15% and 23% of our revenues in each of our fiscal years ended June 30, 2018 and 2017, respectively.

Jaxx Casual Seating

The Company sells a line of contemporary casual indoor and outdoor seating under the Jaxx® brand. Jaxx is an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx product line also includes solid foam indoor furniture collections and outdoor furniture collections that use polystyrene bead filling. The Jaxx product line and accessory products are sold through the following four wholesale channels: (1) beanbag e-tailers, (2) mass marketers, (3) mail order catalogers, and (4) retail furniture stores. The Company also owns and manages a website under the URL www.JaxxLiving.com for direct to consumer sales of Jaxx products. Jaxx products provided 22% and 18% of our revenues in each of our fiscal years ended June 30, 2018 and 2017, respectively. Sales of Jaxx products increased 23% from fiscal 2017 to fiscal year 2018 to $3.7 million.

The contemporary seating business is highly competitive. We believe we can compete effectively on the basis of product quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as distribution through the multiple sales channels where consumers prefer to purchase.

Avana Comfort Products

The Company also sells a unique collection of comfort products that aid in sleep, meditation, and relaxation under the Avana® brand. The Avana product line is sold through e-merchants, mail order catalogers and through our website under the URL www.AvanaComfort.com. Our Avana products provided 14% and 9% of our revenues in our fiscal years ended June 30, 2018 and 2017, respectively. Sales of Avana products increased 53% to $2.3 million in fiscal 2018 over fiscal 2017.

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

 In international markets, the Company has shifted from a licensee model to a direct sales model with the addition of a US-based salesperson. This salesperson is responsible for wholesale sales, marketing operations and customer service in the European Union and other international markets. Customer orders are filled from our third-party warehouse in the Netherlands or directly from our facilities in Atlanta. Total international sales represented approximately 4% of our total net sales in the year ended June 30, 2018 and 2% of total net sales in the year ended June 30, 2017.

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

Our corporate website is www.LuvuBrands.com .. There we make available copies of Luvu Brands documents, news releases and our filings with the U.S. Securities and Exchange Commission, the “SEC”, including financial statements.

Unless specifically set forth to the contrary, the information that appears on our websites is not part of this annual report.

Research and Development

As a consumer-driven innovation company, we use consumer and market research to better understand consumer needs. This research guides our product development and marketing teams in the design and delivery of our products and customer experience. Our product development expenses were $150,742 in the year ended June 30, 2018, and $166,467 in the year ended June 30, 2017.

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

The Trump administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” could increase the costs for goods imported into the United States. If these consequences are realized, the cost of certain raw materials, parts or components used in our products may materially increase. Such an increase may materially and adversely affect our sales and our business, as we may increase the price of our products. If any increase in costs of goods cannot be passed on to our customers, our business and profits may be materially and adversely affected.

Major Customers

Our ten largest customers (excluding our own e-commerce sites and retail store) accounted for approximately 48% of net sales for the year ended June 30, 2018 and 38% of net sales for the year ended June 30, 2017. Sales to (and through) Amazon accounted for 33% of our net sales during the year ended June 30, 2018 and 30% of our sales for the year ended June 30, 2017. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Intellectual Property

The Liberator trademark is registered with the United States Patent and Trademark office and with the registries of many foreign countries. In addition we were issued approximately 20 other product name trademarks and trade names including: “Bedroom Adventure Gear”®, Ramp®, Wedge®, Stage®, Esse®, Zeppelin®, Hipster®, Wing®, Equus®, Jaxx®, Avana®, and Bonbon®. In August 2005, we were issued utility patent number US 6,925,669 “Support Cushion and System of Cushions.” We believe our trademarks and patent have significant value and we intend to continue to vigorously protect them against infringement.

Employees and Labor Relations

As of September 21, 2018, we had 163 employees (129 in production and warehouse operations, and 34 in sales, marketing and administrative operations).  Additional staffing is typically required to support the peak holiday period through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

 Seasonality

Our business is seasonal and, as a result, revenues will vary from quarter to quarter. During the past three years, we have realized an average of approximately 29% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 25% of our revenues in the third quarter, which includes Valentine’s Day.

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

(Dollars in thousands)	Fiscal 2018	Fiscal 2017
Direct	$5,326	$5,630
Wholesale	10,718	10,875
Other	382	426
Total Net Sales	$16,426	$16,931

Net sales in the Other channel consists primarily of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2018	Fiscal 2017
Direct sales channel net sales	$5,326	$5,630
Direct net sales as a percentage of total revenues	32.4%	33.3%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2018	Fiscal 2017
Wholesale sales channel net sales	$10,718	$10,875
Wholesale net sales as a percentage of total revenues	65.3%	64.2%

As of June 30, 2018, the Company has over 1,000 active wholesale accounts, most of which are located in the United States.

Sales by Product Type

The following table represents the dollars and percentage of net sales by product type:

(Dollars in thousands)	Year Ended June 30, 2018		Year Ended June 30, 2017
Net sales:
Liberator	$7,275	44%	$7,663	45%
Jaxx	3,664	22%	2,972	18%
Avana	2,332	14%	1,522	9%
Products purchased for resale	2,407	15%	3,954	23%
Other	748	5%	820	5%
Total Net Sales	$16,426	100%	$16,931	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to retailers and distributors as well as directly through our three e-commerce sites and single retail store. Net sales of Liberator products decreased 5% during the year ended June 30, 2018, from the comparable year earlier period. This decrease is primarily related to lower sales to brick-and-mortar retailers as consumers increasingly purchase through e-merchants.

Jaxx - Jaxx products are contemporary seating products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products increased 23% during the year ended June 30, 2018, compared to the prior year. This increase is primarily due to greater sales of Jaxx products to (and through) Amazon and other e-merchants and an expanded product offering of outdoor and solid foam furniture products.

Avana - The Avana product line is a unique collection of comfort products that aid in sleep, meditation, and massage. Avana products are sold through e-merchants, mail order catalogers and through our e-commerce site. Net sales of Avana products increased 53% during the year ended June 30, 2018, compared to the prior year.

Products purchased for resale – Product purchased for resale are other branded products that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, distributors, or through one of our e-commerce sites and single retail store. Sales of these products decreased 39% during the year ended June 30, 2018 from the prior year. As previously announced, the Company ended its relationship with Tenga Japan. Net sales of these imported products in the current fiscal year were approximately $2 million less than in the prior fiscal year.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2018 were essentially unchanged from the prior year.

ITEM 1A. Risk Factors

Not applicable to a smaller reporting company.

ITEM 2. Properties

We are headquartered in Atlanta, Georgia. Our mailing address is 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, administrative offices and a 2,500 square foot factory concept store. On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2018, the Company has completed $101,408 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent changed to an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the 12 months ended June 30, 2018 and 2017 was $352,479 and $352,479, respectively.

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

ITEM 4. Mine Safety Disclosures

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets Group on the OTCQB tier (“OTCQB”) under the symbol “LUVU.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCQB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions. The last sale price of our common stock, as reported on the OTCQB on September 28, 2018, was $0.05 per share.

Fiscal Year 2018	High Bid	Low Bid
Fourth Quarter: 4/1/18 to 6/30/18	$.07	$.03
Third Quarter: 1/1/18 to 3/31/18	.05	.03
Second Quarter: 10/1/17 to 12/31/17	.05	.03
First Quarter: 7/1/17 to 9/30/17	$.06	$.03

Fiscal Year 2017	High Bid	Low Bid
Fourth Quarter: 4/1/17 to 6/30/17	$.09	$.04
Third Quarter: 1/1/17 to 3/31/17	.06	.03
Second Quarter: 10/1/16 to 12/31/16	.09	.01
First Quarter: 7/1/16 to 9/30/16	$.04	$.02

Holders

As of September 28, 2018, we had 82 stockholders of record of our common stock and approximately 450 beneficial holders.

Transfer Agent

The transfer agent and registrar for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, OR 97214. Their telephone number is 503-227-2950.

Dividend Policy

We have not paid dividends and we plan to retain all earnings generated by our operations, if any, for use in our business. We do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, and when not restricted, will be determined by our board of directors in light of our earnings, financial condition, capital requirements, and other factors. Additionally, under the terms of our credit facility, we are precluded from paying a dividend and we may in the future issue preferred stock and/or other securities that provides for preferences over holders of common stock in the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2018.

	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining, available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,065,000	(1)	$.03	1,050,000	(2)

Total	5,065,000		$.03	1,050,000

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2018 and 2017 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2018	Year Ended June 30, 2017
Net sales	100%	100%
Cost of goods sold	71%	71%
Gross profit	29%	29%
Selling, General and Administrative Expenses	25%	25%
Operating income	4%	4%

Fiscal Year ended June 30, 2018 Compared to the Fiscal Year Ended June 30, 2017

Net sales. The net sales decrease of 3% in fiscal 2018 from fiscal 2017 consists of a 39% decrease in sales of products purchased for resale offset, in part, by a 9% increase in sales of manufactured branded consumer products (including Liberator, Jaxx and Avana). Sales of Jaxx products increased 23% from the prior year to $3.7 million during fiscal 2018, and sales of Avana products increased 53% during fiscal 2018 to $2.3 million. Sales through the Wholesale sales channel in fiscal 2018 decreased 1% from the prior year while the Direct sales channel decreased 5% from the prior year. The Wholesale sales channel includes branded products and resale products sold to brick-and-mortar retailers, and e-merchants including, but not limited to, Amazon, Overstock and Wayfair. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Direct sales channel consists of consumer sales through our five websites and, to a lesser extent, our single retail store. The decrease in sales through the Wholesale channel was due to lower sales of products purchased for resale, offset in part by greater sales of Liberator, Jaxx and Avana products through and to Amazon and other e-merchants

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2018 was unchanged from the prior year at 29%. Gross profit dollars decreased to $4,795,000 from $4,937,000 in the prior year and represented a 3% decrease. The production improvements implemented in fiscal 2017 were offset by higher labor and raw material costs in 2018 and the Company has not yet passed on the higher costs to its customers. Current plans call for a 3% to 5% price increase to be in effect at the beginning of calendar 2019.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2018 were 24% of net sales, or $3,926,000, compared to 24% of net sales, or $3,993,000, for the year ended June 30, 2017.  The 2% decrease in operating expenses from the prior year was primarily due to lower Other selling and marketing costs, primarily personnel related costs.

Other income (expense). Other income (expense) was essentially unchanged from the prior year at $(529,000) compared to $(533,000) in the prior fiscal year.

Income taxes. No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2018 and 2017. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net income from operations of $147,000, or $0.00 per diluted share, for the year ended June 30, 2018 compared with net income from operations of $203,000, or $0.00 per diluted share, for the year ended June 30, 2017.

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

Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2018	2017
	(in thousands)
Cash flow data from continuing operations:
Cash provided by operating activities	$210	$347
Cash used in investing activities	(40)	(71)
Cash used in financing activities	$(481)	$(79)

As of June 30, 2018, our cash and cash equivalents totaled $430,526 compared to $742,193 in cash and cash equivalents as of June 30, 2017.

Operating Activities

Net cash provided by operating activities primarily consists of the net income adjusted for certain non-cash items, including depreciation, stock-based compensation, loss on disposal of fixed assets, and the effect of changes in operating assets and liabilities. Net cash provided by operating activities increased from the prior year due to the net income from operations and an increase in a accounts payable offset, in part, by an increase in inventory and accounts receivable.

Investing Activities

Cash used in investing activities in the years ended June 30, 2018 and 2017 was primarily for the purchase of production equipment, leasehold improvements and computer equipment.

Financing Activities

Cash used in financing activities in the year ended June 30, 2018 was primarily due to the repayment of short-term debt and repayment of the advances secured by our credit card receipts, offset in part by borrowing from the new credit card advance and other credit facilities.

Cash used in financing activities in the year ended June 30, 2017 was primarily due to increased borrowings from secured and unsecured notes payable and issuance of common stock, offset in part by repayment of existing credit obligations.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company reported net income of approximately $147,000 for the year ended June 30, 2018 and net income of approximately $203,000 for the year ended June 30, 2017 and as of June 30, 2018 the Company has an accumulated deficit of approximately $8.9 million and a working capital deficit of approximately $2.3 million. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, at the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new foam compression equipment for installation during the second quarter of fiscal 2017. These actions did yield higher factory throughput at a lower cost of goods sold but were not sufficient to offset rising raw material and labor costs. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

Capital Resources

We expect total capital expenditures for fiscal 2019 to be less than $200,000 and to be funded by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2018, the interest rate was 8%) and the Monthly Service Fee was changed to .5% per month.

On December 9, 2015, the credit agreement with Advance Financial Corporation was amended to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility.  On June 30, 2018, the balance owed under this line of credit was $672,171.  As of June 30, 2018, we were current and in compliance with all terms and conditions of this line of credit.

On June 1, 2017, the Company entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $150,000. The loan was secured by OneUp’s and Foam Lab’s existing and future credit card collections. The loan called for a repayment of $168,000, which included a one-time finance charge of $18,000, approximately ten months after the funding date. This loan was repaid in full on March 22, 2018. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman. Power Up is controlled by Curt Kramer, who also controls HCI.

On June 29, 2017, the Company borrowed an additional amount of $400,000 from Power Up. The loan called for a repayment of $452,000, which included a one-time finance charge of $52,000, approximately ten months after the funding date. The balance of the September 22, 2016 credit card loan was deducted from this loan and the Company received net proceeds of approximately $374,173. This loan was repaid in full on April 6, 2018. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

 On April 6, 2018, the Company borrowed $500,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $570,000 which includes a one-time finance charge of $70,000, approximately ten months after the funding date. The balance of the June 29, 2017 Power Up loan was deducted from this loan, and a 1% loan origination fee was deducted, and the Company received net proceeds of approximately $478,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

As of June 30, 2018, the principal amount of the credit card advance totaled $360,857, net of a discount of $49,000.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2018 are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Inflation

During fiscal 2017 and 2018, we experienced increases in various raw material costs and increases in labor costs and government mandated employee benefits. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2019, although there is no assurance this will occur. Inflation and import tariffs can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

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

Inventories

We value inventory at the lower of cost or net realizable value on an item-by-item basis and establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the net realizable value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve amount in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or net realizable value, management considers such factors as the amount of inventory on-hand, the estimated time required to sell such inventory, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.   Finished goods and goods in process include a provision for manufacturing overhead, including depreciation.

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2018, we carried a valuation allowance of $2.9 million against our net deferred tax assets.

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

In fiscal year 2017 and 2018, we did generate positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net income from continuing operations to Adjusted EBITDA income from continuing operations for the years ended June 30, 2018 and 2017:

	Year ended June 30,
	2018	2017
	(in thousands)
Net income	$147	$203
Plus interest expense	529	532
Plus depreciation and amortization expense	193	208
Plus stock-based compensation	24	31
Plus loss on disposal of assets	—	1
Adjusted EBITDA income from continuing operations	$893	$975

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Luvu Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luvu Brands, Inc. and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a working capital deficit and an accumulated deficit. The Company has financed its working capital requirements primarily through the issuance of debt. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

October 12, 2018

Luvu Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2018 and 2017

	2018	2017
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$431	$742
Accounts receivable, net of allowance for doubtful accounts of $30 in 2018 and $15 in 2017	657	631
Inventories, net of allowance for inventory reserve of $58 in 2018 and $90 in 2017	1,692	1,545
Prepaid expenses	135	80
Total current assets	2,915	2,998

Equipment and leasehold improvements, net	786	869
Other assets	12	9
Total assets	$3,713	$3,876

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,273	$2,177
Current debt	2,359	2,115
Other accrued liabilities	565	535
Total current liabilities	5,197	4,827

Noncurrent liabilities:
Long-term debt	440	1,094
Deferred rent payable	97	147
Total noncurrent liabilities	537	1,241
Total liabilities	5,734	6,068
Commitments and contingencies (See Note 15)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2018 and 2017	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 and 73,452,596 shares issued and outstanding in 2018 and 2017, respectively	735	735
Additional paid-in capital	6,103	6,079
Accumulated deficit	(8,859)	(9,006)
Total stockholders’ deficit	(2,021)	(2,192)
Total liabilities and stockholders’ deficit	$3,713	$3,876

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2018 and 2017

	2018	2017
	(in thousands, except share data)

Net Sales	$16,426	$16,931
Cost of goods sold	11,631	11,994
Gross profit	4,795	4,937
Operating expenses:
Advertising and promotion	404	389
Other selling and marketing	1,113	1,181
General and administrative	2,409	2,423
Depreciation	193	208
Total operating expenses	4,119	4,201
Operating income	676	736

Other expense:
Loss on disposal of assets	—	(1)
Interest expense and financing costs	(529)	(532)
Total other expense	(529)	(533)
Income from operations before income taxes	147	203
Provision for income taxes	—	—
Net income	$147	$203

Net income per share:
Basic and diluted	$0.00	$0.00
Shares used in calculation of net income per share:
Basic	73,452,596	72,707,391
Diluted	74,478,742	73,134,994

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2017 and June 30, 2018

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, June 30, 2016	4,300,000	$—	71,452,596	$715	$5,968	$(9,209)	$(2,526)
Stock-based compensation expense	—	—	—	—	31	—	31
Common stock issued for cash	—	—	2,000,000	20	80	—	100
Net income	—	—	—	—	—	203	203
Ending balance, June 30, 2017	4,300,000	—	73,452,596	735	6,079	(9,006)	(2,192)

Stock-based compensation expense	—	—	—	—	24	—	24
Net income	—	—	—	—	—	147	147
Ending balance, June 30, 2018	4,300,000	$—	73,452,596	$735	$6,103	$(8,859)	$(2,021)

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2018 and 2017

	2018	2017
	(in thousands)
OPERATING ACTIVITIES:
Net income	$147	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	208
Stock-based compensation expense	24	31
Loss on disposal of fixed assets	—	1
Provision for bad debt	20	(16)
Provision for inventory reserve	(32)	30
Deferred rent payable	(39)	(28)
Change in operating assets and liabilities:
Accounts receivable	(47)	179
Inventory	(114)	(132)
Prepaid expenses and other assets	(57)	15
Accounts payable	97	(190)
Accrued expenses and interest	12	8
Accrued payroll and related	6	38
Net cash provided by operating activities	210	347

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(40)	(71)
Net cash used in investing activities	(40)	(71)

FINANCING ACTIVITIES:
Issuance of common stock	—	100
Borrowing (repayment) under revolving line of credit	38	(103)
Borrowing (repayment) of unsecured line of credit	18	(12)
Proceeds from credit card advance	500	1,100
Repayment of credit card advance	(673)	(797)
Proceeds from unsecured notes payable	850	600
Repayment of unsecured notes payable	(924)	(708)
Repayment of term note – shareholder	(156)	(131)
Payments on equipment notes	(94)	(70)
Principal payments on capital leases	(40)	(58)
Net cash used in financing activities	(481)	(79)
Net (decrease) increase in cash and cash equivalents	(311)	197
Cash and cash equivalents at beginning of period	742	545
Cash and cash equivalents at end of period	$431	$742

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Additions to capital leases/equipment notes	$70	$138
Cash paid during the year for:
Interest	$525	$528
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

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

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana® inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, concept factory store, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint.

Sales are generated through internet and print advertisements.  We have a diversified customer base with only one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third fiscal quarters.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company reported net income of approximately $147,000 for the year ended June 30, 2018 and net income of approximately $203,000 for the year ended June 30, 2017 and as of June 30, 2018 the Company has an accumulated deficit of approximately $8.9 million and a working capital deficit of approximately $2.3 million. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, at the end of fiscal 2016, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new foam compression equipment for installation during the second quarter of fiscal 2017. These actions should yield higher factory throughput at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

For the years ended June 30, 2018 and 2017

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

Cost of Goods Sold

Cost of goods sold includes raw material, labor, manufacturing overhead, and royalty expense.

Shipping and Handling Costs

We include fees earned on the shipment of our products to customers in sales and include costs incurred on the shipment of product to customers in costs of goods sold.

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

The following is a summary of Accounts Receivable as of June 30, 2018 and June 30, 2017.

	June 30, 2018	June 30, 2017
	(in thousands)
Accounts receivable	$687	$646
Allowance for doubtful accounts	(24)	(7)
Allowance for discounts and returns	(6)	(8)
Total accounts receivable, net	$657	$631

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions.

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2018 and 2017 that exceeded the balance insured by the FDIC by $191,101 and $641,976, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2018, we purchased 17% total inventory purchases from one vendor.

During 2017, we purchased 13% and 10% of total inventory purchases from two vendors.

  As of June 30, 2018 and 2017, one of the Company’s customers (Amazon) represents 54% and 41% of the total accounts receivables, respectively. Sales to (and through) Amazon accounted for 33% of our net sales during the year ended June 30, 2018 and 30% of our sales for the year ended June 30, 2017.

Fair Value of Financial Instruments

At June 30, 2018 and 2017, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

For the years ended June 30, 2018 and 2017

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $13,040 at June 30, 2018 and $18,055 at June 30, 2017. Advertising expense for the years ended June 30, 2018 and 2017 was $404,436 and $388,667, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $150,742 for the year ended June 30, 2018 and $166,467 for the year ended June 30, 2017.

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

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2018, the Company has completed $101,408 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the years ended June 30, 2018 and 2017 was $352,479 in each year.

The Company also leases certain equipment under operating leases, as more fully described in Note 15 - Commitments and Contingencies .

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.   Direct includes product sales through our five e-commerce sites and our single retail store. Wholesale includes Liberator Jaxx and Avana branded products sold to distributors and retailers, purchased products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2018	Year Ended June 30, 2017	% Change
	(in thousands)
Net Sales by Channel:
Direct	$5,326	$5,630	(5.4)%
Wholesale	$10,718	$10,875	(1.4)%
Other	$382	$426	(10.3)%
Total Net Sales	$16,426	$16,931	(3.0)%

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2018%		June 30, 2017%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$2,400	45%	$2,632	47%	(8.7)%
Wholesale	$3,097	29%	$2,653	24%	16.7%
Other	$(702)	(183)%	$(348)	(81)%	(101.7)%
Total Gross Profit	$4,795	29%	$4,937	29%	(2.9)%

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently adopted

In March 2016, FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which reduces complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements. ASU 2016-09 is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 effective July 1, 2017, which had no material impact on its previously reported financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2017. The Company has elected to continue to recognize estimated forfeitures as stock-based compensation expense.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In July 2015, FASB issued ASU 2015-11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” which applies to all inventory except that which is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance is applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective July 1, 2017, which had no material impact on its financial statements or financial statement disclosures.

Not yet adopted

In February 2016, FASB issued ASU 2016-02, “Leases.” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. ASU 2016-02 is not expected to have a material impact on the Company’s financial statements or financial statement disclosures upon adoption based on current facts and circumstances.

In April 2016, the FASB issued ASU 2016–10, “Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions, and the classification as an equity or liability instrument will not need to be assessed under modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company adopted the provisions of ASU 2017-09 effective July 1, 2018. The adoption of ASU 2017-09 did not impact the Company’s accounting for its stock-based compensation.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Income Per Share

In accordance with FASB Accounting Standards Codification No. 260 (“FASB ASC 260”), “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.

The total potential dilutive securities as of June 30, 2018 and 2017 are as follows:

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

	2018	2017
Convertible Preferred Stock	4,300,000	4,300,000
Stock options	5,065,000	6,975,000
Total	9,365,000	11,275,000

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2018, we carried a valuation allowance of $2.9 million against our net deferred tax assets.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2018 or 2017.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 5. INVENTORIES

All inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.  The Company’s inventories consist of the following components at June 30, 2018 and 2017:

	2018	2017
	(in thousands)
Raw materials	$759	$723
Work in process	238	208
Finished goods	753	704
Total inventories	1,750	1,635
Allowance for inventory reserves	(58)	(90)
Total inventories, net of allowance	$1,692	$1,545

 NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property and equipment at June 30, 2018 and 2017 consisted of the following:

	2018	2017	Estimated Useful Life
	(in thousands)
Factory equipment	$2,472	$2,405	2-10 years
Computer equipment and software	1,048	1,047	5-7 years
Office equipment and furniture	205	187	5-7 years
Leasehold improvements	446	422	10 years
Subtotal	4,171	4,061
Accumulated depreciation	(3,385)	(3,192)
Equipment and leasehold improvements, net	$786	$869

Depreciation expense was $192,637 and $208,378 for the years ended June 30, 2018 and 2017, respectively.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)
Accrued compensation	$358	$352
Accrued expenses and interest	156	144
Current portion of deferred rent payable	51	39
Other accrued liabilities	$565	$535

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2018 and 2017 consisted of the following:

	2018	2017
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$33	$15
Line of credit (Note 13)	672	634
Short-term unsecured notes payable (Note 9)	865	538
Current portion of term note payable – shareholder (Note 11)	182	156
Current portion of equipment notes payable (Note 15)	103	82
Current portion of leases payable (Note 15)	27	40
Credit card advance (net of discount) (Note 12)	361	534
Notes payable – related party (Note 10)	116	116
Total current debt	2,359	2,115
Long-term debt:
Leases payable (Note 15)	8	36
Unsecured notes payable (Note 9)	200	600
Equipment note payable (Note 15)	178	223
Term note payable – shareholder (Note 11)	54	235
Total long-term debt	$440	$1,094

NOTE 9. UNSECURED NOTES PAYABLE

 Unsecured notes payable at June 30, 2018 and 2017 consisted of the following:

	2018	2017
Short-term unsecured notes payable:	(in thousands)
20% Unsecured note, bi-weekly principal and interest, due April 20, 2018 (1)	$—	$246
20% Unsecured note, interest only, due October 31, 2019 (2)	—	100
20% Unsecured note, bi-weekly principal and interest, due September 7, 2018 (3)	52	—
20% Unsecured note, bi-weekly principal and interest, due February 23, 2018 (4)	—	192
20% Unsecured note, bi-weekly principal and interest, due October 26, 2018 (5)	99	—
20% Unsecured note, interest only, due January 2, 2019 (7)	300	—
20% Unsecured note, interest only, due May 1, 2019 (8)	200	—
20% Unsecured note, bi-weekly principal and interest, due March 1, 2019 (9)	214	—
Total short-term unsecured notes payable	865	538
Long-term unsecured notes payable:
20% Unsecured note, interest only, due October 31, 2019 (2)	100	—
20% Unsecured note, interest only, due July 31, 2019 (6)	100	100
20% Unsecured note, interest only, due January 2, 2019 (7)	—	300
20% Unsecured note, interest only, due May 1, 2019 (8)	—	200
Total long-term unsecured notes payable	200	600
Total unsecured notes payable	$1,065	$1,138

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

For the years ended June 30, 2018 and 2017

NOTE 9. UNSECURED NOTES PAYABLE (continued)

(4) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing February 23, 2018. Personally guaranteed by principal stockholder. $63,016 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on April 7, 2017. Personally guaranteed by principal stockholder.

(5) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing October 26, 2018. $98,750 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on February 9, 2018. Personally guaranteed by principal stockholder.

(6) Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013. On July 31, 2017, the due date on this note was extended by the holder to July 31, 2019. Personally guaranteed by principal stockholder.

(7) Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on  January 3, 2013; extended to January 4, 2016 with interest payable monthly and principal due on maturity. Subsequent to June 30, 2017, the due date on the note was extended by the holder to January 2, 2019. Personally guaranteed by principal stockholder.

(8) Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, the principal was due in full on May 1, 2013; extended to May 1, 2015, then further extended by the holder to May 1, 2017. Subsequent to May 1, 2017, the due date on this note was extended by the holder to May 1, 2019. Personally guaranteed by principal stockholder.

(9) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing March 1, 2019. Personally guaranteed by principal stockholder.

NOTE 10. NOTES PAYABLE- RELATED PARTY

Related party notes payable at June 30, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)
Unsecured note payable to an officer, with interest at 5%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 5%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. TERM NOTES PAYABLE – SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,406 each and increase 15% each year, with 12 payments of $16,450 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of June 30, 2018 the principal balance under this Note was $235,486.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 11. TERM NOTES PAYABLE – SHAREHOLDER (continued)

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and term note payable at June 30, 2018 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2019	$2,233
2020	248
Total	$2,481

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

On June 29, 2017, the Company borrowed an additional amount of $400,000 from Power Up. The loan called for a repayment of $452,000, which included a one-time finance charge of $52,000, approximately ten months after the funding date. The balance of the September 22, 2016 credit card loan was deducted from this loan and the Company received net proceeds of approximately $374,173. This loan was repaid in full on April 6, 2018. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 16).

 On April 6, 2018, the Company borrowed $500,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $570,000 which includes a one-time finance charge of $70,000, approximately ten months after the funding date. The balance of the June 29, 2017 Power Up loan was deducted from this loan, and a 1% loan origination fee was deducted, and the Company received net proceeds of approximately $478,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman see Note 16).

As of June 30, 2018, the principal amount of the credit card advance totaled $360,857, net of a discount of $49,000.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2018, the interest rate was 8%) and the Monthly Service Fee was changed to .5% per month.

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 13. LINE OF CREDIT (continued)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 16).  On June 30, 2018, the balance owed under this line of credit was $672,171.  As of June 30, 2018, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman (see Note 16). The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $33,145 at June 30, 2018 and $14,690 at June 30, 2017.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2018, the Company has completed $101,408 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent changed to an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the years ended June 30, 2018 and 2017 was $352,479 in each year.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $102 per month and expires January 2023.

Future minimum lease payments under non-cancelable operating leases at June 30, 2018 are as follows:

Years ending June 30,	(in thousands)
2019	$404
2020	417
2021	212
Thereafter through 2022	2
Total minimum lease payments	$1,035

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

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2018:

Years ending June 30,	(in thousands)
2019	$29
2020	8
Future Minimum Lease Payments	$37
Less Amount Representing Interest	(2)
Present Value of Minimum Lease Payments	35
Less Current Portion	(27)
Long-Term Obligations under Leases Payable	$8

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

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

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2018:

Year ending June 30,	(in thousands)
2019	126
2020	115
2021	61
2022	20
Future Minimum Note Payable Payments	$322
Less Amount Representing Interest	(41)
Present Value of Minimum Note Payable Payments	281
Less Current Portion	(103)
Long-Term Obligations under Equipment Notes Payable	$178

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $150,000 and eligibility to receive a bonus.  In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

Legal Proceedings

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to the Company or properties to which the Company is a party, and to the Company’s knowledge there are no material proceedings to which any of its directors, executive officers or affiliates are a party adverse to the Company or which have a material interest adverse to the Company.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 10). Interest on the note during the year ended June 30, 2018 was accrued by the Company at the prevailing prime rate (which is currently 5%) and totaled $3,406. The accrued interest on the note as of June 30, 2018 was $23,801. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 10). Interest on the note during the year ended June 30, 2018 was accrued by the Company at the prevailing prime rate (which is currently 5%) and totaled $1,793. The accrued interest on the note as of June 30, 2018 was $6,582. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2013; then extended to January 3, 2015; then extended to January 2, 2017; then extended to January 2, 2018. Subsequent to June 30, 2017, the note was extended to January 2, 2019 with the principal due on maturity (see Note 9). Mr. Friedman personally guaranteed the repayment of the loan obligation.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 16. RELATED PARTY TRANSACTIONS (continued)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On June 30, 2018, the balance owed under this line of credit was $672,171.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012. On July 31, 2012, the note was extended to July 31, 2013 under the same terms. Prior to June 30, 2013, the note was extended to July 31, 2015 under the same terms. Subsequent to June 30, 2015, the note was extended to July 31, 2017. On July 31, 2017, the note was extended to July 31, 2019 under the same terms (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Prior to October 31, 2014, the note was extended to October 31, 2015 under the same terms, then extended to October 31, 2017. Prior to October 31, 2017, the note was extended to October 31, 2019 under the same terms (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

On February 14, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 23, 2018. The balance due on the $300,000 unsecured note payable due April 7, 2017 was paid in full and the Company received net proceeds of $236,984 after the repayment of the April 11, 2016 loan. This note was repaid in full on October 26, 2017. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On April 21, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 20, 2018. A portion of the note proceeds were used to satisfy the balance due on the June 29, 2016 note payable and the remaining proceeds of $224,875 are for working capital purposes. This note was repaid in full on April 20, 2018. This note payable was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 7, 2017, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due September 7, 2018. The balance due on the $150,000 unsecured note payable due December 14, 2017 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2016 loan. At June 30, 2018, the principal balance of this note was $52,022. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On October 26, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due October 26, 2018. A portion of the note proceeds were used to satisfy the balance due on the February 14, 2017 note payable and the remaining proceeds of $201,250 are for working capital purposes. At June 30, 2018, the principal balance of this note was $98,750. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

NOTE 16. RELATED PARTY TRANSACTIONS (continued)

On March 1, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March 1, 2019. At June 30, 2018, the principal balance of this note was $213,973. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $33,145 at June 30, 2018 and $14,690 at June 30, 2017 (see Note 14). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its HCI Original Notes, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At June 30, 2018, the principal balance under the Note was $235,486.

NOTE 17. STOCKHOLDERS’ EQUITY

Options

 At June 30, 2018, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 1,115,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of June 30, 2018, the number of shares available for issuance under the 2015 Plan was 1,050,000. There are no shares available for issuance under the 2009 Plan, other than the 1,115,000 stock options that have already been granted.

 A summary of option activity under the Company’s stock plan for the years ended June 30, 2018 and 2017 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2016	6,870,000	$.04	3.0 years	$17,750
Granted	1,925,000	$.03
Exercised	—	$—
Forfeited or Expired	(1,820,000)	$.06
Outstanding at June 30, 2017	6,975,000	$.03	2.7 years	$135,975
Granted	1,100,000	$.03
Exercised	—	$—
Forfeited or Expired	(3,010,000)	$.06
Outstanding at June 30, 2018	5,065,000	$.03	2.7 years	$98,600
Exercisable at June 30, 2018	2,240,000	$.03	1.6 years	$37,000

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.05, $.05, and $.02 at June 30, 2018, 2017 and 2016, respectively.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

There were 1,100,000 stock options granted during the year ended June 30, 2018 and 1,925,000 stock options granted during the year ended June 30, 2017.

The range of fair value assumptions related to options granted during the years ended June 30, 2018 and 2017 were as follows:

	2018	2017
Exercise Price:	$.03-.04	$.02 - .04
Volatility:	403% - 409%	205% - 291%
Risk Free Rate:	2.06% - 2.49%	1.05% - 1.73%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life:	4.1 years	4.1 years
Dividend Rate:	0%	0%

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2018:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
.01 to .04	4,150,000	3.2	$.02	1,325,000	$.02
.05 to .09	915,000	.1	$.05	915,000	$.05
Total stock options	5,065,000	2.7	$.03	2,240,000	$.03

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

Stock-based compensation expense recognized in the consolidated statements of operations for each of the fiscal years ended June 30, 2018 and 2017 is based on awards ultimately expected to vest.

 As of June 30, 2018, total unrecognized stock-based compensation expense related to all unvested stock options was $55,599 which is expected to be expensed over a weighted average period of 2.7 years.

In determining the grant date fair value of option awards under the equity incentive plans, the Company applied the Black-Scholes option pricing model. Based upon limited option exercise history, the Company has generally used the “simplified” method outlined in SEC Staff Accounting Bulletin No. 110 to estimate the expected life of stock option grants. Management believes that the historical volatility of the Company’s stock price on OTCQB best represents the expected volatility over the estimated life of the option. The risk-free interest rate is based upon published U.S. Treasury yield curve rates at the date of grant corresponding to the expected life of the stock option. An assumed dividend yield of zero reflects the fact that the Company has never paid cash dividends and has no intentions to pay dividends in the foreseeable future.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	For the Years Ended June 30,
	2018	2017
	(in thousands)
Cost of Goods Sold	$1	$4
Other Selling and Marketing	6	9
General and Administrative	17	18
Total	$24	$31

Share Purchase Warrants

As of June 30, 2018 and 2017, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2018 and 2017.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2018, the Company had reserved the following shares of common stock for issuance:

June 30,
2018
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	1,115,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	10,415,000

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

NOTE 18. INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2018 and 2017, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 18. INCOME TAXES (continued)

The components of deferred tax assets and liabilities at June 30, 2018 and 2017 are approximately as follows:

	2018	2017
	(in thousands)
Deferred tax assets:
Inventory reserves	$12	$24
Allowance for doubtful accounts	14	9
Stock-based compensation	82	73
Net operating loss carry-forwards	2,843	2,618
Total gross deferred tax assets	2,951	2,724
Valuation allowance	(2,951)	(2,724)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 38% to pretax (income) loss from operations for the years ended June 30, 2018 and 2017 due to the following:

	2018	2017

Net (income) loss	$222	$(101)
Temporary differences	5	24
Valuation (allowance)	(227)	77
Net tax benefit	$—	$—

At June 30, 2018, the Company had net operating loss (NOL) carryforwards of approximately $2.9 million that may be offset against future taxable income. During 2018 and 2017, the total (decrease) increase in the valuation allowance was $227,411 and $(77,141), respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

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

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2012 through 2018. The Company has not filed its Federal or State tax returns for 2016 and 2017 but expects to file these returns before the end of calendar year 2018.

NOTE 19. – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due July 26, 2019. A portion of the note proceeds were used to satisfy the balance due on the September 7, 2017 note payable and the remaining proceeds of $218,548 will be used working capital purposes. This note payable is personally guaranteed by the principal stockholder.

Subsequent to June 30, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 13, 2019. A portion of the note proceeds were used to satisfy the balance due on the October 26, 2017 note payable and the remaining proceeds of $254,757 will be used working capital purposes. This note payable is personally guaranteed by the principal stockholder.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2018 and 2017

NOTE 19. – SUBSEQUENT EVENTS (continued)

Subsequent to June 30, 2018, the Company borrowed an additional $250,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $290,000 which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A .5% loan origination fee was deducted, and the Company received net proceeds of $248,750. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2018, our CEO and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. This assessment was based on the framework in 1992 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of June 30, 2018.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the SEC that permits the Company to provide only management’s report in the Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018, has not been audited by our auditors or any other independent registered accounting firm.

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

ITEM 9B.  Other Information

None.

PART III.

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The following table sets forth the officers and directors of Luvu Brands, Inc. as of June 30, 2018.

Name	Age	Position
Louis S. Friedman	66	Chief Executive Officer, President, Director
Ronald P. Scott	63	Chief Financial Officer, Secretary, Director
Leslie S. Vogelman	66	Treasurer

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

Background of Executive Officers and Directors

Louis S. Friedman, President, Chief Executive Officer and Director.   Mr. Friedman has served as President, Chief Executive Officer, and director since our merger with Old Liberator in October 2009.  Prior to that, he served as Old Liberator’s Chief Executive Officer and a director since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Mr. Friedman founded OneUp in 2000. Before starting OneUp, Mr. Friedman was in business consulting, venture capital and private investing from 1990 to 2000.  Earlier in his career, Mr. Friedman was Executive Vice President of Chemtronics, Inc., until its sale to Morgan Crucible in 1990. Mr. Friedman’s experience as Chief Executive Officer and insight into our operations, our industry, and related risks as well as experience bringing consumer products to market were factors considered by our board of directors in concluding he should serve as a director of our Company.

Ronald Scott, Chief Financial Officer, Secretary and Director.   Mr. Scott joined the Company in October 2009 in connection with our merger with Old Liberator.  Prior to that, he served as Old Liberator’s Chief Financial Officer, Secretary, and a director since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Mr. Scott joined OneUp Innovations as a part-time consultant in July, 2006 and as a full-time consultant in October, 2007, serving as its Chief Financial Officer.  From 2004 to 2009, Mr. Scott was president of Impact Business Solutions, LLC, a consulting business that provides financial management services. Prior to Impact Business Solutions, and from 1990 to 2004, Mr. Scott was Executive Vice President - Finance and Administration and a member of the Board of Directors for Cyanotech Corporation, a NASDAQ-listed natural products company. Mr. Scott holds a B.S. degree in Finance and Management from San Jose State University and an M.B.A. degree with a concentration in Accounting from Santa Clara University. Mr. Scott’s relevant operating experience with small, high growth companies and an in-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements were factors considered by our board of directors in concluding he should serve as a director of our Company.

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

Committees

As of June 30, 2018, we have not established an audit committee or any other committee of the board of directors and, therefore, the responsibilities of such committees have been conducted by our board of directors as a whole.

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

We may, in the future, establish an audit committee and/or other committees of the board of directors. We currently do not have any independent directors.

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

Directors’ Compensation

For the fiscal years ended June 30, 2018 and 2017, our directors did not receive any compensation in their capacity as a director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2018.

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

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2018 and 2017 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2018	150,000	—	—	5,780	—	—	155,780
President, Chief Executive	2017	150,000	—	—	6,875	—	—	156,875
Officer and Chairman of the Board
Ronald P. Scott	2018	145,000	—	—	3,612	—	—	148,612
Chief Financial Officer, Secretary	2017	145,000	—	—	3,750	—	—	148,750

(1)  The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 17 of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards.  See Grants of Plan-Based Awards table below.

 Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending June 30, 2018 to each of our NEOs:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards ($)
Louis S. Friedman	12/11/2017	200,000.031		5,780
Ronald P. Scott	12/11/2017	125,000.028		3,612

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2018, certain information regarding outstanding equity awards at fiscal year-end for our NEOs.

	Outstanding Equity Awards at June 30, 2018 Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	250,000	250,000	$.0138	12/29/2020	(1)	—	—
	75,000	225,000	$.033	2/13/2022	(2)	—	—
		200,000	$.031	12/11/2022	(3)
Ronald P. Scott	200,000	–	$.05	8/10/2018		—	—
	150,000	150,000	$.0125	12/29/2020	(1)	—	—
	50,000	150,000	$.03	2/13/2022	(2)	—	—
		125,000	$.028	12/11/2022	(3)	—	—

(1)							The common stock option vests pro rata over a four-year period on each of December 29, 2016, December 29, 2017, December 29, 2018 and December 29, 2019.
(2)							The common stock option vests pro rata over a four-year period on each of February 13, 2018, February 13, 2019, February 13, 2020 and February 13, 2021.
(3)							The common stock option vests pro rata over a four-year period on each of December 11, 2018, December 11, 2019, December 11, 2020 and December 11, 2021.

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

Applicable percentage ownership in the following table is based on 73,452,596 shares of common stock outstanding as of October 9, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 9, 2018, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	35,769,376	(1)	46.0%
Common	Ronald P. Scott	670,516	(2)	*
Common	Leslie Vogelman	400,000	(3)	*
Common	All directors and executive officers as a group (3 persons)	36,839,892		46.7%
5% Shareholders
Common	Hope Capital, Inc. (4)	5,378,001	(5)	7.3%
Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(6)	100.0%
Series A Convertible Preferred Stock	Ronald P. Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000		100.0%

*    Less than 1%

(1)	Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 71.3 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders. Also includes options for purchase 325,000 shares of Common Stock.

(2)	Includes options to purchase 400,000 shares of Common Stock.

(3)	Includes options to purchase 400,000 shares of Common Stock.
(4)	This person’s address is 111 Great Neck Road, Suite 216, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.

(5)	Includes 5,378,001 shares of common stock.
(6)	Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 71.3 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation.  In addition, Luvu has provided its corporate guarantees of the credit facility.  On June 30, 2018, the balance owed under this line of credit was $672,171.

The loans from Power Up Lending Group, Ltd. are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls Hope Capital. As last reported to us, Hope Capital, Inc. owns 7.3% of our common stock.

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the year ended June 30, 2018 was accrued by the Company at the prevailing prime rate (which is currently 5%) and totaled $3,406. The accrued interest on the note as of June 30, 2018 was $23,801. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the loan is accrued by the Company at the prevailing prime rate (which was 5% on June 30, 2018) and totaled $1,793 for the year ended June 30, 2018. The accrued interest on the note as of June 30, 2018 was $6,582. This note is subordinate to all other credit facilities currently in place.

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

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014. Prior to October 31, 2014, the note was extended to October 31, 2015 under the same terms, then extended to October 31, 2017. Prior to October 31, 2017, the note was extended to October 31, 2019 under the same terms. Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2015; then extended to May 1, 2017; then extended to May 1, 2019 with the principal due on maturity. Mr. Friedman personally guaranteed the repayment of the loan obligation.

 On September 5, 2014, the Company amended and restated its HCI Original Notes, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At June 30, 2018, the principal balance under the Note was $235,486.

On February 14, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 23, 2018. The balance due on the $300,000 unsecured note payable due April 7, 2017 was paid in full and the Company received net proceeds of $236,984 after the repayment of the April 11, 2016 loan. This note was repaid in full on October 26, 2017. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On April 21, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 20, 2018. A portion of the note proceeds were used to satisfy the balance due on the June 29, 2016 note payable and the remaining proceeds of $224,875 are for working capital purposes. This note was repaid in full on April 20, 2018. This note payable was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 7, 2017, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due September 7, 2018. The balance due on the $150,000 unsecured note payable due December 14, 2017 was paid in full and the Company received net proceeds of $227,049 after the repayment of the December 12, 2016 loan. At June 30, 2018, the principal balance of this note was $52,022. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On October 26, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due October 26, 2018. A portion of the note proceeds were used to satisfy the balance due on the February 14, 2017 note payable and the remaining proceeds of $201,250 are for working capital purposes. At June 30, 2018, the principal balance of this note was $98,750. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On March 1, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March 1, 2019. At June 30, 2018, the principal balance of this note was $213,973. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $33,145 at June 30, 2018 and $14,690 at June 30, 2017 (see Note 14). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

 ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2018	2017
	(in thousands)
Audit Fees (1)	$42	$42
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.
(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees – This category consists of fees for other miscellaneous items.

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

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2018 and 2017 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc.	8-K	2/23/11	4.1
4.2	3% Promissory Note issued September 5, 2014	8-K	9/5/14	4.1
10.1	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005	8-K/A	3/24/10	10.7
10.2	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006	8-K/A	3/24/10	10.14
10.3	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.4	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.5	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.6	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.7	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.8	First Amendment to Lease dated July 23, 2014 by and between Bedford Realty Company, LLC and OneUp Innovations, Inc.	10-K	9/29/14	10.12
10.9	Credit Card Receivables Advance Agreement with Power Up Lending Group, dated April 21, 2015	10-Q	5/13/15	10.1
10.10	Advance Schedule No. 8 to Credit Card Receivables Advance Agreement with Power Up Lending Group, dated April 6, 2018				Filed
10.11	Form of promissory note				Filed
21.1	Subsidiaries	10-K	9/29/14	21.1
23.1	Consent of Liggett & Webb P.A. independent registered public accounting firm				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				Filed

*           Filed herewith.

(1)	Filed on March 2, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(2)	Filed on October 22, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on March 24, 2010 as an exhibit to Amendment No. 1 to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on February 23, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on March 3, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on October 12, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(7)	Filed on September 30, 2013 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(8)	Filed on September 5, 2014 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on September 29, 2014 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(10)	Filed on May 13, 2015 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: October 12 , 2018	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	October 12, 2018
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	October 12, 2018
Ronald P. Scott