Form 10-Q
period 2018-09-30
Luvu Brands, Inc.
filed 2018-11-13
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53314

Luvu Brands, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3581576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2745 Bankers Industrial Drive, Atlanta, GA	30360
(Address of principal executive offices)	(Zip code)

(770) 246-6400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ✓  No___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ✓  No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  [ __ ]             Accelerated filer  [ __ ]                     Non-accelerated filer  [ __ ]

Smaller reporting company [  ✓ ]                                        Emerging growth company  [ __ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ __ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   ✓

As of November 12, 2018, there were 73,452,596 shares of common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,
	2018	June 30,
	(unaudited)	2018
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$310	$431
Accounts receivable, net	580	657
Inventories, net	1,761	1,692
Prepaid expenses	77	135
Total current assets	2,728	2,915

Equipment and leasehold improvements, net	801	786
Other assets	14	12
Total assets	$3,543	$3,713

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,312	$2,273
Current debt	2,565	2,359
Other accrued liabilities	436	565
Total current liabilities	5,313	5,197

Noncurrent liabilities:
Long-term debt	300	440
Deferred rent payable	83	97
Total noncurrent liabilities	383	537
Total liabilities	5,696	5,734
Commitments and contingencies (See Note 16)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at September 30, 2018 and June 30, 2018	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at September 30, 2018 and June 30, 2018	735	735
Additional paid-in capital	6,109	6,103
Accumulated deficit	(8,997)	(8,859)
Total stockholders’ deficit	(2,153)	(2,021)
Total liabilities and stockholders’ deficit	$3,543	$3,713

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended September 30,
	2018	2017
	(in thousands, except share data)

Net Sales	$3,920	$3,623
Cost of goods sold	2,933	2,644
Gross profit	987	979
Operating expenses:
Advertising and promotion	98	93
Other selling and marketing	277	285
General and administrative	567	609
Depreciation and amortization	41	52
Total operating expenses	983	1,039
Operating income (loss)	4	(60)
Other income (expense):
Interest (expense) and financing costs	(142)	(133)
Total other income (expense)	(142)	(133)
Loss from operations before income taxes	(138)	(193)
Provision for income taxes	—	—
Net loss	$(138)	$(193)
Net loss per share:
Basic and diluted loss per common shares	$(0.00)	$(0.00)
Weighted-average common shares outstanding:
Basic and diluted weighted average common and common equivalent shares outstanding	73,452,596	73,452,596

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(138)	$(193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	52
Stock based compensation expense	6	7
Provision for (recovery of) bad debt	—	(4)
Deferred rent payable	(11)	(8)
Changes in operating assets and liabilities:
Accounts receivable	77	98
Inventories	(69)	(67)
Prepaid expenses and other assets	56	17
Accounts payable	38	55
Accrued compensation	(106)	(96)
Accrued expenses and interest	(26)	(32)

Net cash used in operating activities	(132)	(171)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(1)	(8)

Net cash used in investing activities	(1)	(8)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	(41)	(34)
Repayment of unsecured note payable	(276)	(156)
Proceeds from unsecured note payable	550	250
Net cash provided by line of credit	(28)	20
Repayment of credit card advance	(156)	(168)
Repayment of unsecured line of credit	(3)	(3)
Payments on equipment notes	(26)	(22)
Principal payments on capital leases	(8)	(11)

Net cash provided by (used in) financing activities	12	(124)
Net decrease in cash and cash equivalents	(121)	(303)
Cash and cash equivalents at beginning of period	431	742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$310	$439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$55	$50
Cash paid during the period for:
Interest	$141	$132
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of September 30, 2018, the Company has an accumulated deficit of approximately $8,997,000 and a working capital deficit of approximately $2,585,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. During the first quarter of fiscal 2019, we acquired CNC equipment for the manufacturer of wooden furniture bases for sale in certain products. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2018 filed on October 15, 2018.

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

Revenue Recognition

Net revenue is measured based on the amount of consideration that we expect to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Outbound shipping charged to customers is recognized at the time the related merchandise revenues are recognized and are included in net revenues. Inbound and outbound shipping and delivery costs are included in cost of revenues. Net revenues exclude sales and other similar taxes collected from customers.

A description of our principal revenue generating activities is as follows:

•	E-commerce revenues - consumer products sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment.

•	Wholesale revenues - products sold to our wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms are typically 30 days from the date control over the product is transferred to the customer.

•	Retail revenues - consumer products sold through our retail store. Revenue is recognized when control of the goods is transferred to the customer, at the point of sale, at which time payment is received.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the three months ended September 30, 2018. Refer to Note 15 – Business Segments for disclosure of disaggregated revenues.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.

Our total deferred revenue as of June 30, 2018 was $13,324 and was included in “Accrued expenses” on our consolidated balance sheets. The deferred revenue balance as of September 30, 2018 was $12,959.

Cost of Goods Sold

Cost of goods sold includes raw materials, labor, manufacturing overhead, and royalty expense.

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

The following is a summary of Accounts Receivable as of September 30, 2018 and June 30, 2018.

	September 30, 2018	June 30, 2018
	(in thousands)
Accounts receivable	$610	$687
Allowance for doubtful accounts	(24)	(24)
Allowance for discounts and returns	(6)	(6)
Total accounts receivable, net	$580	$657

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions.

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at September 30, 2018 that exceeded the balance insured by the FDIC by $130,743.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three month ended September 30, 2018, we purchased 18% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2018, we purchased 17 % of total inventory purchases from one vendor.

As of September 30, 2018 one of the Company’s customers (Amazon) represents 46% of the total accounts receivables compared to 54% as of June 30, 2018.

Fair Value of Financial and Derivative Instruments

At September 30, 2018, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments. The Company measures the fair value of its assets and liabilities under the guidance of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

B. Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

C. Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $6,165 at September 30, 2018 and $13,040 at June 30, 2018. Advertising expense for the three months ended September 30, 2018 and 2017 was $97,582 and $92,643, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $36,530 and $36,635 for the three months ended September 30, 2018 and 2017, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2018.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of September 30, 2018, the Company has completed $101,776 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2018 and 2017 was $88,120 and $88,120, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 16 - Commitments and Contingencies.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the three months ended September 30, 2018.

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

In May 2017, the FASB issued ASU 2017-09, Compensation- Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2016 and should be applied prospectively on or after the effective date, with early adoption permitted. The Company adopted ASU 2016-09 effective July 1, 2017, which had no material impact on its previously reported financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2017. The Company has elected to continue to recognize estimated forfeitures as stock-based compensation expense.

In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”).  ASU 2018-07 aligns the accounting for share-based payment awards to employees and non-employees.  Under ASU 2018-07 the existing employee guidance will apply to nonemployee share-based transactions, except for specific guidance related to the attribution of compensation cost. ASU 2018-07 should be applied to all new awards granted after the date of adoption. ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company’s condensed consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options), as their inclusion would be antidilutive. As a result of the net loss for the three months ended September 30, 2018 and 2017, there is no dilutive impact to the net loss per share calculation for the respective periods.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of September 30, 2018 or June 30, 2018.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2018	June 30, 2018
	(in thousands)
Raw materials	$806	$759
Work in process	185	238
Finished goods	828	753
Total inventories	1,819	1,750
Allowance for inventory reserves	(58)	(58)
Total inventories, net of allowance	$1,761	$1,692

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	September 30, 2018	June 30, 2018	Estimated Useful Life
	(in thousands)
Factory equipment	$2,528	$2,472	2-10 years
Computer equipment and software	1,048	1,048	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	446	446	10 years
Subtotal	4,227	4,171
Accumulated depreciation	(3,426)	(3,385)
Equipment and leasehold improvements, net	$801	$786

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2018.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
	(in thousands)

Accrued compensation	$252	$358
Accrued expenses and interest	130	156
Current portion of deferred rent payable	54	51
Other accrued liabilities	$436	$565

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at September 30, 2018 and June 30, 2018 consisted of the following:

	September 30, 2018	June 30, 2018
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$30	$33
Line of credit (Note 13)	644	672
Short-term unsecured notes payable (Note 9)	1,239	865
Current portion of term note payable – shareholder (Note 11)	194	182
Current portion of equipment notes payable (Note 16)	112	103
Current portion of leases payable (Note 16)	25	27
Credit card advance (net of discount) (Note 12)	205	361
Notes payable – related party (Note 10)	116	116
Total current debt	2,565	2,359
Long-term debt:
Leases payable (Note 16)	2	8
Unsecured notes payable (Note 9)	100	200
Equipment note payable (Note 16)	198	178
Term note payable – shareholder (Note 11)	—	54
Total long-term debt	$300	$440

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2018 and June 30, 2018 consisted of the following:

	September 30, 2018	June 30, 2018
Current debt:	(in thousands)
20% Unsecured note, interest only, due January 2, 2019 (1)	$300	$300
20% Unsecured note, interest only, due May 1, 2019 (4)	200	200
20% Unsecured note, bi-weekly principal and interest, due March 1,2019 (5)	134	214
20% Unsecured note, bi-weekly principal and interest, due October 26, 2018 (6)(9)	—	99
20% Unsecured note, bi-weekly principal and interest, due September 7, 2018 (7)(8)	—	52
20% Unsecured note, bi-weekly principal and interest, due July 26, 2019(8)	215	—
20% Unsecured note, interest only, due July 31, 2019 (3)	100	—
20% Unsecured note, bi-weekly principal and interest, due September 13, 2019 (9)	290	—
Total current debt	1,239	865
Long-term debt:
20% Unsecured note, interest only, due October 31, 2019 (2)	100	100
20% Unsecured note, interest only, due July 31, 2019 (3)	—	100
Total long-term debt	100	200
Total unsecured notes payable	$1,339	$1,065

(1) Unsecured note payable for $300,000 to an individual, with interest at 20%, payable monthly; principal originally due in full on  January 3, 2013; extended to January 2, 2019. Personally guaranteed by principal stockholder.

(2) Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2019. Personally guaranteed by principal stockholder.

(3) Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013; extended by the holder to July 31, 2019. Personally guaranteed by principal stockholder.

(4) Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, principal due in full on May 1, 2013; extended to May 1, 2019. Personally guaranteed by principal stockholder.

(5) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing March 1, 2019. Personally guaranteed by principal stockholder.

(6) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing October 26, 2018. The note was repaid in full on September 13, 2018. Personally guaranteed by principal stockholder.

(7) Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 7, 2018. The note was repaid in full on July 30, 2018. Personally guaranteed by principal stockholder.

(8) Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing July 26, 2019. $31,452 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on September 7, 2018. Personally guaranteed by principal stockholder.

(9) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 13, 2019. $37,743 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing October 26, 2018. Personally guaranteed by principal stockholder.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at September 30, 2018 and June 30, 2018 consisted of the following:

	September 30, 2018	June 30, 2018
	(in thousands)

Unsecured note payable to an officer, with interest at 4.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 4.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

 On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of September 30, 2018 the principal balance under this Note was $194,235.

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and term note payable at September 30, 2018 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2019 (nine months)	$2,196
2020	332
2021	—
Total	$2,528

NOTE 12. CREDIT CARD ADVANCES

On June 29, 2017, OneUp Innovations entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000 from Power Up. The loan calls for a repayment of $452,000, which includes a one-time finance charge of $52,000, approximately ten months after the funding date. The balance of the September 22, 2016 credit card loan was deducted from this loan and the Company received net proceeds of approximately $374,173. This loan was repaid on April 6, 2018. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

On April 6, 2018, OneUp Innovations borrowed an additional amount of $500,000 from PowerUp. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. The loan calls for a repayment of $570,000, which includes a one-time finance charge of $70,000, approximately ten months after the funding date. The balance of the June 29, 2017 Power Up loan was deducted from this loan, and a 1% loan origination fee was deducted, and the company received net proceeds of approximately $478,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

As of September 30, 2018, the principle amount of the credit card advances totaled $205,428, net of a discount of $28,000.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of September 30, 2018, the interest rate was 8.25%) and the Monthly Service Fee was changed to .5% per month.

On December 9, 2015, the credit agreement with Advance Financial Corporation was amended to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 17).  On September 30, 2018, the balance owed under this line of credit was $643,989.  As of September 30, 2018, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $30,359 at September 30, 2018 and $33,145 at June 30, 2018.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

NOTE 15. BUSINESS SEGMENTS

The Company’s management reviews the results of its operations by the following three business segments:

•	Direct includes product sales through our four e-commerce sites and our single retail store.

•	Wholesale includes branded products sold to retailers and distributors, and products purchased for resale sold to retailers and mass merchants. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business.

•	Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

For the three months ended September 30, 2018, sales to and through Amazon accounted for 46% of our net sales.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)
	September 30, 2018	September 30, 2017
(in thousands)
Net Sales:
Direct	$1,146	$1,113
Wholesale	2,698	2,386
Other	76	124
Total Net Sales	$3,920	$3,623

Gross Profit:
Direct	$524	$514
Wholesale	657	592
Other	(194)	(127)
Total Gross Profit	$987	$979

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of September 30, 2018, the Company has completed $101,776 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2018 and 2017 was $88,120 and $88,120, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $102 per month and expires January 2023.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

Future minimum lease payments under non-cancelable operating leases at September 30, 2018 are as follows:

Years ending June 30,	(in thousands)
2019 (nine months)	$305
2020	417
2021	212
2022	1
Thereafter through 2023	—
Total minimum lease payments	$935

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

The following is an analysis of the minimum future capital lease payments subsequent to September 30, 2018:

Years ending June 30,	(in thousands)
2019 (nine months)	$20
2020	8
2021	—
Future Minimum Lease Payments	$28
Less Amount Representing Interest	(1)
Present Value of Minimum Lease Payments	27
Less Current Portion	(25)
Long-Term Obligations under Leases Payable	$2

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $546,003. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2018:

Years ending June 30,	(in thousands)
2019 (nine months)	104
2020	129
2021	75
2022	33
2023	17
Future Minimum Note Payable Payments	$358
Less Amount Representing Interest	(48)
Present Value of Minimum Note Payable Payments	310
Less Current Portion	(112)
Long-Term Obligations under Equipment Notes Payable	$198

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the three months ended September 30, 2018 was accrued by the Company at the prevailing prime rate (which is currently 5.25%) and totaled $960. The accrued interest on the note as of September 30, 2018 was $24,761. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the three months ended September 30, 2018 was accrued by the Company at the prevailing prime rate (which is currently 5.25%) and totaled $505. The accrued interest on the note as of September 30, 2018 was $7,087. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2019 (see Note 9). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On September 30, 2018, the balance owed under this line of credit was $643,989.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2019 under the same terms (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2019 (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

 On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2019 (see Note 9). Mr. Friedman personally guaranteed the repayment of the loan obligation.

The loans from Power Up Lending Group, Ltd. (see Note 12) to OneUp Innovations are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls HCI. As last reported to us, HCI, Inc. owns 7.5% of our common stock.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

On September 7, 2017, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payment, principal and interest paid bi-weekly with the final payment due September 7, 2018. This note was repaid in full on July 30, 2018. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On October 26, 2017, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due October 26, 2018. This note was repaid in full on September 13, 2018. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On March 1, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March 1, 2019. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On July 30, 2018, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due July 26, 2019. A portion of the note proceeds were used to satisfy the balance due on the September 7, 2017 note payable and the remaining proceeds of $218,548 are for working capital purposes. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 13, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 13, 2019. A portion of the note proceeds were used to satisfy the balance due on the October 26, 2017 note payable and the remaining proceeds of $262,257 are for working capital purposes. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $30,359 at September 30, 2018 and $33,145 at June 30, 2018. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to HCI on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At September 30, 2018, the principal balance under the Note was $194,235.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY

Options

At September 30, 2018, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 200,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2018, the number of shares available for issuance under the 2015 Plan was 950,000. There are no shares available for issuance under the 2009 Plan, other than the 200,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2018:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Intrinsic Value
Options outstanding as of June 30, 2018	5,065,000	2.7		$.03		$98,600
Granted	200,000			$.05	$	−
Exercised	−	−	$	−	$	−
Forfeited or expired	(1,015,000)	.3		$.05	$	−
Options outstanding as of September 30, 2018	4,250,000	3.0		$.02	$	−
Options exercisable as of September 30, 2018	1,325,000	2.4		$.02		$41,903

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.05 for such day.

There were 200,000 stock options granted during the three months ended September 30, 2018 and no stock options granted during the three months ended September 30, 2017. The value assumptions related to options granted during the three months ended September 30, 2018, were as follows:

Three Months Ended September 30, 2018
Exercise Price:	$.046
Volatility:	391%
Risk Free Rate:	2.7%
Vesting Period:	4 years
Forfeiture Rate:	0%
Expected Life	4.1 years
Dividend Rate	0%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

The following table summarizes the weighted average characteristics of outstanding stock options as of

September 30, 2018:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.01 to .03	3,850,000	2.9	$.02	1,275,000	$.02
$.034 to .05	400,000	4.0	$.05	50,000	$.03
Total stock options	4,250,000	3.0	$.02	1,325,000	$.02

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended September 30, 2018 and 2017 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Cost of Goods Sold	$—	$1
Other Selling and Marketing	1	2
General and Administrative	5	4
Total Stock-based Compensation Expense	$6	$7

As of September 30, 2018, the Company’s total unrecognized compensation cost was $57,180 which will be recognized over the weighted average vesting period of three years.

Share Purchase Warrants

As of September 30, 2018 and 2017, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at September 30, 2018 and June 30, 2018.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2018, the Company had reserved the following shares of common stock for issuance:

September 30,
2018
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	200,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	9,500,000

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)

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

NOTE 19. – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company borrowed an additional $250,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $290,000 which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A .5% loan origination fee was deducted, and the Company received net proceeds of $248,750. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder.

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

	Three Months Ended
	(unaudited)
	September 30, 2018	September 30, 2017
Net Sales	100.0%	100.0%
Cost Of Goods Sold	74.8%	73.0%
Gross Margin	25.2%	27.0%
Selling, General and Administrative Expenses	25.2%	28.7%
Income (Loss) From Operations	—%	(1.7)%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	September 30, 2018		September 30, 2017
Net Sales:
Liberator	$1,705	44%	$1,637	45%
Jaxx	981	25%	799	22%
Avana	690	17%	445	12%
Products purchased for resale	385	10%	547	15%
Other	159	4%	195	6%
Total Net Sales	$3,920	100%	$3,623	100%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net sales. Sales for the three months ended September 30, 2018 were $3,919,803, an 8% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products increased $68,000 (or 4%) during the quarter from the comparable prior year period, due primarily to greater sales through Amazon.com.
•	Jaxx sales – Jaxx product sales increased 23% from the prior year first quarter, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon and Wayfair.
•	Avana sales – Net sales of Avana products increased 55% during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and others.
•	Products purchased for resale – This product category declined by $162,000 from the prior year first quarter due to lower sales of certain products through Amazon.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite a $296,880 increase in net sales, gross profit remained essentially unchanged at $986,861 for the three months ended September 30, 2018 from $978,664 in the comparable prior year period. Gross margin as a percentage of sales decreased to 25% from 27% in the prior year period primarily due to greater sales of Jaxx and Avana products that are typically sold at lower margins and, to an extent, an increase in production costs (labor and materials) that has not yet been offset by any increase in selling prices.

Operating expenses. Total operating expenses for the three months ended September 30, 2018 were 25% of net sales, or approximately $982,741, compared to 29% of net sales, or approximately $1,039,047, for the same period in the prior year.  Of the $56,306 decrease, approximately $49,000 was due to lower selling and administrative salaries and $11,000 was due to lower depreciation expense, offset in part from higher business insurance expense and property taxes.

Other income (expense). Other income (expense) during the first quarter increased from expense of approximately ($133,028) in fiscal 2018 to expense of approximately ($142,050) during the first quarter of fiscal 2019. The increase was primarily due to higher average borrowing balances and additional interest expense on those higher balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
	(Unaudited)
Cash flow data:
Cash used in operating activities	$(132)	$(171)
Cash used in investing activities	$(1)	$(8)
Cash provided by (used in) financing activities	$12	$(124)

As of September 30, 2018, our cash and cash equivalents totaled $309,659, compared to $439,449 in cash and cash equivalents as of September 30, 2017.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash used in the operating activities was $132,233 in the three months ended September 30, 2018 compared to $171,515 net cash used in operating activities in the three months ended September 30, 2017.  The primary components of the cash used by the operating activities in the current year is the net loss of $137,929 and an increase in inventories of $69,147, a decrease in accrued payroll of $106,244 and a decrease in accrued expenses of $25,568, offset in part by a decrease in accounts receivable of $77,229 and an increase in accounts payable of $38,199.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2018 was $1,105 and related to the purchase and installation of certain production equipment during the first quarter.

Financing Activities

Cash provided by financing activities during the three months ended September 30, 2018 of $12,471 was primarily attributable to the proceeds from the unsecured notes payable, offset in part by the repayment of the unsecured notes payable and credit card advance.

Cash used in financing activities during the three months ended September 30, 2017 of $123,562 was primarily attributable to the repayment of the credit card advance and unsecured notes payable, offset in part by the proceeds from borrowing on an unsecured note payable.

 Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We incurred a net loss of approximately $138,000 for the three months ended September 30, 2018 and net income of approximately $147,000 for the year ended June 30, 2018. As of September 30, 2018, we have an accumulated deficit of approximately $8,997,000 and a working capital deficit of approximately $2,585,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new equipment for installation during the second quarter of fiscal 2017. During the first quarter of fiscal 2019, we acquired CNC equipment for the manufacturer of wooden furniture bases for sale in certain products. These actions should yield higher sales at a lower cost of goods sold. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income (loss) for the three months ended September 30, 2018 and 2017:

(Dollars in thousands)	Three months ended September 30,
	2018	2017
Net loss	$(138)	$(193)
Plus interest expense, net	142	133
Plus depreciation and amortization expense	41	52
Plus stock-based compensation	6	7
Adjusted EBITDA income (loss)	$51	$(1)

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

LUVU BRANDS, INC.
(Registrant)

November 13, 2018	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 13, 2018	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)