Form 10-Q
period 2018-12-31
Luvu Brands, Inc.
filed 2019-02-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

As of February 13, 2019, there were 73,452,596 shares of common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,
	2018	June 30,
	(unaudited)	2018
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$569	$431
Accounts receivable, net	856	657
Inventories, net	1,777	1,692
Prepaid expenses	64	135
Total current assets	3,266	2,915

Equipment and leasehold improvements, net	761	786
Other assets	14	12
Total assets	$4,041	$3,713

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,592	$2,273
Current debt	2,648	2,359
Other accrued liabilities	509	565
Total current liabilities	5,749	5,197

Noncurrent liabilities:
Long-term debt	171	440
Deferred rent payable	69	97
Total noncurrent liabilities	240	537
Total liabilities	5,989	5,734
Commitments and contingencies (See Note 16)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at December 31, 2018 and June 30, 2018	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at December 31, 2018 and June 30, 2018	735	735
Additional paid-in capital	6,115	6,103
Accumulated deficit	(8,798)	(8,859)
Total stockholders’ deficit	(1,948)	(2,021)
Total liabilities and stockholders’ deficit	$4,041	$3,713

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands, except share data)
Net Sales	$4,773	$4,635	$8,693	$8,258
Cost of goods sold	3,451	3,277	6,384	5,921
Gross profit	1,322	1,358	2,309	2,337
Operating expenses
Advertising and promotion	87	126	185	219
Other selling and marketing	287	273	564	558
General and administrative	563	622	1,130	1,231
Depreciation and amortization	42	54	83	106
Total operating expenses	979	1,075	1,962	2,114
Income from operations	343	283	347	223
Other Income (Expense):
Interest expense and financing costs	(144)	(134)	(286)	(267)
Total Other (Expense)	(144)	(134)	(286)	(267)
Income (loss) before income taxes	199	149	61	(44)
Provision for income taxes	—	—	—	—
Net income (loss)	$199	$149	$61	$(44)
Net income (loss) per share:
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)

Shares used in computing net income (loss) per share
Basic	73,452,596	73,452,596	73,452,596	73,452,596
Diluted	75,285,644	74,641,659	75,297,147	73,452,596

See accompanying notes to unaudited condensed consolidated financial statements.

 LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2018	2017
OPERATING ACTIVITIES:	(in thousands)
Net income (loss)	$61	$(44)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83	106
Stock based compensation expense	12	12
Provision for (recovery of) bad debt	(1)	(5)
Provision for inventory reserves	—	32
Deferred rent payable	(22)	(17)
Changes in operating assets and liabilities:
Accounts receivable	(198)	(72)
Inventories	(85)	(53)
Prepaid expenses and other assets	69	23
Accounts payable	319	217
Accrued compensation	(6)	(6)
Accrued expenses and interest	(56)	(33)

Net cash provided by operating activities	176	160

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(3)	(18)

Net cash used in investing activities	(3)	(18)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	(89)	(74)
Repayment of unsecured note payable	(668)	(465)
Proceeds from unsecured note payable	550	550
Net cash provided by line of credit	371	56
Proceeds from credit card advance	290
Repayment of credit card advance	(415)	(342)
Proceed (repayment) of unsecured line of credit	(6)	24
Payments on equipment notes	(54)	(45)
Principal payments on capital leases	(14)	(21)

Net cash used in financing activities	(35)	(317)
Net increase (decrease) in cash and cash equivalents	138	(175)
Cash and cash equivalents at beginning of period	431	742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$569	$567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$55	$70
Cash paid during the period for:
Interest	$283	$264
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of December 31, 2018, the Company has an accumulated deficit of approximately $8,798,000 and a working capital deficit of approximately $2,483,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new compression equipment for installation during the second quarter of fiscal 2017. During the first quarter of fiscal 2019, we acquired CNC equipment for the manufacture of wooden furniture bases for sale in certain products. These actions have, to some extent, partially offset the higher costs for labor and raw materials that we have experienced during the past 18 months. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

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

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the six months ended December 31, 2018. Refer to Note 15 – Business Segments for disclosure of disaggregated revenues.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.

Our total deferred revenue as of June 30, 2018 was $13,324 and was included in “Accrued expenses” on our consolidated balance sheets. The deferred revenue balance as of December 31, 2018 was $13,646.

Cost of Goods Sold

Cost of goods sold includes raw materials, labor, manufacturing overhead, freight cost, depreciation and royalty expense.

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

The following is a summary of Accounts Receivable as of December 31, 2018 and June 30, 2018.

	December 31, 2018	June 30, 2018
	(in thousands)
Accounts receivable	$882	$687
Allowance for doubtful accounts	(20)	(24)
Allowance for discounts and returns	(6)	(6)
Total accounts receivable, net	$856	$657

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at December 31, 2018 that exceeded the balance insured by the FDIC by $383,336.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and six months ended December 31, 2018, we purchased 24% and 24%, respectively, of total inventory and material purchases from one vendor.

During the fiscal year ended June 30, 2018, we purchased 17 % total inventory and material purchases from one vendor.

As of December 31, 2018 one of the Company’s customers (Amazon) represents 48% of the total accounts receivables compared to 54% as of June 30, 2018.

Fair Value of Financial and Derivative Instruments

At December 31, 2018, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

B. Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

C. Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $5,340 at December 31, 2018 and $13,040 at June 30, 2018. Advertising expense for the three months ended December 31, 2018 and 2017 was $87,613 and $126,540, respectively. Advertising expense for the six months ended December 31, 2018 and 2017 was $185,195 and $219,183, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $37,367 and $36,154 for the three months ended December 31, 2018 and 2017, respectively. Expenses for new product development totaled $73,897 and $72,789 for the six months ended December 31, 2018 and 2017, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by the Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2018.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2018, the Company has completed $101,776 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended December 31, 2018 and 2017 and the six months ended December 31, 2018 and 2017 was $88,120 and $176,239, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 16 - Commitments and Contingencies.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the six months ended December 31, 2018.

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

In May 2017, FASB issued an Accounting Standards Update (“ASU”) 2017-09, Compensation- Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2016 and should be applied prospectively on or after the effective date, with early adoption permitted. The Company adopted ASU 2016-09 effective July 1, 2017, which had no material impact on its previously reported financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2017 and 2018. The Company has elected to continue to recognize estimated forfeitures as stock-based compensation expense.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share was determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period, and diluted net income per share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using the treasury stock method.  As of December 31, 2018 and 2017, the common stock equivalents did not have any effect on net income per share.

	December 31,
	2018	2017
Common stock options – 2009 Plan	200,000	1,469,000
Common stock options – 2015 Plan	3,950,000	4,775,000
Convertible preferred stock	4,300,000	4,300,000
Total	8,450,000	10,544,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of December 31, 2018 or June 30, 2018.

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2018	June 30, 2018
	(in thousands)
Raw materials	$890	$759
Work in process	169	238
Finished goods	776	753
Total inventories	1,835	1,750
Allowance for inventory reserves	(58)	(58)
Total inventories, net of allowance	$1,777	$1,692

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	December 31, 2018	June 30, 2018	Estimated Useful Life
	(in thousands)
Factory equipment	$2,528	$2,472	2-10 years
Computer equipment and software	1,050	1,048	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	446	446	10 years
Subtotal	4,229	4,171
Accumulated depreciation	(3,468)	(3,385)
Equipment and leasehold improvements, net	$761	$786

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three and six months ended December 31, 2018.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
	(in thousands)

Accrued compensation	$352	$358
Accrued expenses and interest	100	156
Current portion of deferred rent payable	57	51
Other accrued liabilities	$509	$565

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at December 31, 2018 and June 30, 2018 consisted of the following:

	December 31, 2018	June 30, 2018
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$28	$33
Line of credit (Note 13)	1,043	672
Short-term unsecured notes payable (Note 9)	947	865
Current portion of term note payable – shareholder (Note 11)	146	182
Current portion of equipment notes payable (Note 16)	112	103
Current portion of leases payable (Note 16)	20	27
Credit card advance (net of discount) (Note 12)	236	361
Notes payable – related party (Note 10)	116	116
Total current debt	2,648	2,359
Long-term debt:
Leases payable (Note 16)	2	8
Unsecured notes payable (Note 9)	—	200
Equipment note payable (Note 16)	169	178
Term note payable – shareholder (Note 11)	—	54
Total long-term debt	$171	$440

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2018 and June 30, 2018 consisted of the following:

	December 31, 2018	June 30, 2018
Current debt:	(in thousands)
20% Unsecured note, interest only, due January 2, 2019 (1)	$100	$300
20% Unsecured note, interest only, due May 1, 2019 (4)	200	200
20% Unsecured note, bi-weekly principal and interest, due March 1, 2019 (5)	62	214
20% Unsecured note, bi-weekly principal and interest, due October 26, 2018 (6)(9)	—	99
20% Unsecured note, bi-weekly principal and interest, due September 7, 2018 (7)(8)	—	52
20% Unsecured note, bi-weekly principal and interest, due July 26, 2019(8)	160	—
20% Unsecured note, interest only, due July 31, 2019 (3)	100	—
20% Unsecured note, interest only, due October 31, 2019 (2)	100	—
20% Unsecured note, bi-weekly principal and interest, due September 13, 2019 (9)	225	—
Total current debt	947	865
Long-term debt:
20% Unsecured note, interest only, due October 31, 2019 (2)	—	100
20% Unsecured note, interest only, due July 31, 2019 (3)	—	100
Total long-term debt	—	200
Total unsecured notes payable	$947	$1,065

(1) Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on  January 3, 2013; extended to January 2, 2019 with interest payable monthly and principal due on maturity. $200,000 was repaid prior to December 1, 2018 and the balance was repaid on January 31, 2019. Personally guaranteed by principal stockholder.

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

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at December 31, 2018 and June 30, 2018 consisted of the following:

	December 31, 2018	June 30, 2018
	(in thousands)

Unsecured note payable to an officer, with interest at 5.5%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 5.5%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

 On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of December 31, 2018 the principal balance under this Note was $146,220.

NOTE 12. CREDIT CARD ADVANCES

On June 29, 2017, OneUp Innovations entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $400,000 from Power Up. The loan called for a repayment of $452,000, which included a one-time finance charge of $52,000, approximately ten months after the funding date. The balance of the September 22, 2016 credit card loan was deducted from this loan and the Company received net proceeds of approximately $374,173. This loan was repaid in full on April 18, 2018. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

On April 6, 2018, OneUp Innovations borrowed an additional amount of $500,000 from PowerUp. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. The loan calls for a repayment of $570,000, which includes a one-time finance charge of $70,000, approximately ten months after the funding date. This loan was repaid in full on January 29, 2019. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 17).

On October 12, 2018, the Company borrowed an additional $250,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $290,000 which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A .5% loan origination fee was deducted, and the Company received net proceeds of $248,750. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (see Note 17).

As of December 31, 2018, the principle amount of the credit card advances totaled $236,095, net of a discount of $35,000.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of December 31, 2018, the interest rate was 8.25%) and the Monthly Service Fee was changed to .5% per month.

On December 9, 2015, the credit agreement with Advance Financial Corporation was amended to increase the asset based line of credit to $1,200,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

On November 27, 2018, the credit agreement with Advance Financial Corporation was amended to increase the Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $500,000 or 125% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 17).  On December 31, 2018, the balance owed under this line of credit was $1,043,128.  As of December 31, 2018, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 10.25%. The aggregate amount owed on the unsecured line of credit was $27,531 at December 31, 2018 and $33,145 at June 30, 2018.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

NOTE 15. BUSINESS SEGMENTS

The Company’s management reviews the results of its operations by the following three business segments:

•	Direct includes product sales through our four e-commerce sites and our single retail store.
•	Wholesale includes branded products sold to retailers and distributors, and products purchased for resale sold to retailers and mass merchants. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business.
•	Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

For the three and six months ended December 31, 2018, sales to and through Amazon accounted for 35% and 40% of our net sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)
	December 31, 2018	December 31, 2017
	(in thousands)
Net Sales:
Direct	$1,449	$1,595
Wholesale	3,234	2,936
Other	90	104
Total Net Sales	$4,773	$4,635
Gross Profit:
Direct	$647	$734
Wholesale	926	803
Other	(251)	(179)
Total Gross Profit	$1,322	$1,358

	Six Months Ended (unaudited)
	December 31, 2018	December 31, 2017
	(in thousands)
Net Sales:
Direct	$2,595	$2,708
Wholesale	5,933	5,322
Other	165	228
Total Net Sales	$8,693	$8,258
Gross Profit:
Direct	$1,171	$1,248
Wholesale	1,584	1,396
Other	(446)	(307)
Total Gross Profit	$2,309	$2,337

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2018, the Company has completed $101,776 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended December 31, 2018 and 2017 and the six months ended December 31, 2018 and 2017 was $88,120 and $176,239, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $102 per month and expires January 2023.

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 are as follows:

Years ending June 30,	(in thousands)
2019 (six months)	$205
2020	417
2021	212
2022	1
Thereafter through 2023	—
Total minimum lease payments	$835

Capital Leases

The Company has acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leased properties under these capital leases have a total cost of $145,916. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include computers, software, furniture, and equipment. The capital leases have stated or imputed interest rates ranging from 7.8% to 11.8%.

The following is an analysis of the minimum future capital lease payments subsequent to December 31, 2018:

Years ending June 30,	(in thousands)
2019 (six months)	$15
2020	8
2021	—
Future Minimum Lease Payments	$23
Less Amount Representing Interest	(1)
Present Value of Minimum Lease Payments	22
Less Current Portion	(20)
Long-Term Obligations under Leases Payable	$2

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2018:

Years ending June 30,	(in thousands)
2019 (six months)	68
2020	129
2021	75
2022	33
2023	16
Future Minimum Note Payable Payments	$321
Less Amount Representing Interest	(40)
Present Value of Minimum Note Payable Payments	281
Less Current Portion	(112)
Long-Term Obligations under Equipment Notes Payable	$169

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the six months ended December 31, 2018 was accrued by the Company at the prevailing prime rate (which is currently 5.5%) and totaled $1,972. The accrued interest on the note as of December 31, 2018 was $25,773. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the six months ended December 31, 2018 was accrued by the Company at the prevailing prime rate (which is currently 5.5%) and totaled $1,037. The accrued interest on the note as of December 31, 2018 was $7,619. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2019 (see Note 9). As of the date of this report, this note has been fully repaid. Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On December 31, 2018, the balance owed under this line of credit was $1,043,128.

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

On July 30, 2018, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due July 26, 2019. A portion of the note proceeds were used to satisfy the balance due on the September 7, 2018 note payable and the remaining proceeds of $218,548 are for working capital purposes. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 13, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 13, 2019. A portion of the note proceeds were used to satisfy the balance due on the October 27, 2017 note payable and the remaining proceeds of $262,257 are for working capital purposes. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 10.25%. The aggregate amount owed on the unsecured line of credit was $27,531 at December 31, 2018 and $33,145 at June 30, 2018. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to HCI on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At December 31, 2018, the principal balance under the Note was $146,220.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY

 Options

At December 31, 2018, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 200,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2018, the number of shares available for issuance under the 2015 Plan was 1,050,000. There are no shares available for issuance under the 2009 Plan, other than the 200,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2018:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2018	5,065,000	2.7	$.03	$98,600
Granted	200,000		$.05	$—
Exercised	—	—	$—	$—
Forfeited or expired	(1,115,000)	.3	$.05	$—
Options outstanding as of December 31, 2018	4,150,000	2.8	$.02	$33,600
Options exercisable as of December 31, 2018	2,012,500	2.3	$.02	$24,500

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.03 for such day.

There were 200,000 stock options granted during the six months ended December 31, 2018 and 1,000,000 stock options granted during the six months ended December 31, 2017. The value assumptions related to options granted during the six months ended December 31, 2018 and 2017, were as follows:

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Exercise Price:	$.046	$.03
Volatility:	391%	409%
Risk Free Rate:	2.7%	2.06%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

 The following table summarizes the weighted average characteristics of outstanding stock options as of

December 31, 2018:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.01 to .03	3,750,000	2.7	$.02	1,937,500	$.02
$.034 to .05	400,000	3.7	$.05	75,000	$.03
Total stock options	4,150,000	2.8	$.02	2,012,500	$.02

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended December 31, 2018 and 2017 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Cost of Goods Sold	$—	$—	$—	$1
Other Selling and Marketing	1	1	2	3
General and Administrative	5	4	10	8
Total Stock-based Compensation Expense	$6	$5	$12	$12

As of December 31, 2018, the Company’s total unrecognized compensation cost was $48,852 which will be recognized over the weighted average vesting period of three years.

Share Purchase Warrants

As of December 31, 2018 and 2017, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at December 31, 2018 and June 30, 2018.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2018, the Company had reserved the following shares of common stock for issuance:

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

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

NOTE 19. SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the unsecured note payable for $300,000 to an individual, with interest at 20%, due on January 2, 2019, was repaid in full.

Subsequent to December 31, 2018, the Company borrowed $300,000 from PowerUp against its future credit card receivables. Terms for this loan calls for a repayment of $345,000 which includes a one-time finance charge of $45,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $297,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

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

	Three Months Ended
	(unaudited)
	December 31, 2018	December 31, 2017
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.3%	70.7%
Gross Margin	27.7%	29.3%
Selling, General and Administrative Expenses	20.5%	23.2%
Income From Operations	7.2%	6.1%

	Six Months Ended
	(unaudited)
	December 31, 2018	December 31, 2017
Net Sales	100.0%	100.0%
Cost Of Goods Sold	73.4%	71.7%
Gross Margin	26.6%	28.3%
Selling, General and Administrative Expenses	22.6%	25.6%
Income From Operations	4.0%	2.7%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	December 31, 2018		December 31, 2017
Net Sales:
Liberator	$2,224	47%	$2,048	44%
Jaxx	1,036	22%	1,126	24%
Avana	838	17%	510	11%
Products purchased for resale	464	10%	753	16%
Other	211	4%	198	5%
Total Net Sales	$4,773	100%	$4,635	100%

	Six Months Ended (unaudited)
(Dollars in thousands)	December 31, 2018		December 31, 2017
Net Sales:
Liberator	$3,930	45%	$3,685	45%
Jaxx	2,016	23%	1,925	23%
Avana	1,528	18%	955	11%
Products purchased for resale	849	10%	1,301	16%
Other	370	4%	392	5%
Total Net Sales	$8,693	100%	$8,258	100%

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Net sales. Sales for the three months ended December 31, 2018 were $4,772,696, an increase of 3% from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products increased $176,000 (or 9%) during the quarter from the comparable prior year period, due primarily to greater sales of Liberator products through Amazon.com.
•	Jaxx sales – Jaxx product sales decreased 8% (or approximately $90,000) from the prior year second quarter, primarily due to lower sales through Amazon, Brookstone and Overstock, offset in part by higher sales through Wayfair and Walmart.
•	Avana sales – Net sales of Avana products increased $328,000 (or 64%) during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and our own e-commerce site, AvanaComfort.com.
•	Products purchased for resale – This product category declined by $289,000 (or 38%) from the prior year second quarter due to lower sales of certain products through Amazon and our Liberator.com e-commerce site.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalty expense and depreciation.  Gross margin as a percentage of sales decreased to 28% from 29% in the prior year period primarily due to an increase in production costs (labor and materials) that has not yet been offset by any increase in selling prices. The Company raised prices on Liberator products approximately 3% to 5% in January, 2019.

Operating expenses. Total operating expenses for the three months ended December 31, 2018 were 21% of net sales, or approximately $979,000, compared to 23% of net sales, or approximately $1,075,000, for the same period in the prior year.  Of the approximately $96,000 decrease, approximately $38,000 was due to lower advertising expense, approximately $43,000 was due to lower facilities expense, and $12,000 was due to lower depreciation expense.

Other income (expense). Other income (expense) during the second quarter increased from expense of approximately ($134,000) in fiscal 2018 to expense of approximately ($144,000) during the second quarter of fiscal 2019. The increase was primarily due to higher average borrowing balances and recent increases in the prime interest rate.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Net sales. Sales for the six months ended December 31, 2018 were $8,692,500, a 5% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products increased $245,000 (or 7%) during the first half of fiscal 2019 from the comparable prior year period, due primarily to greater sales through Amazon.com.
•	Jaxx sales – Jaxx product sales increased 5% from the prior year first half, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon and Wayfair.
•	Avana sales – Net sales of Avana products increased 60% during the first six month from the comparable prior year period, an increase of $573,000. This line of comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and others.
•	Products purchased for resale – This product category declined by $452,000 (or 35%) from the prior year first half due to lower sales of certain purchased products through Amazon.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite a $435,000 increase in net sales, gross profit remained essentially unchanged at $2,309,000 for the six months ended December 31, 2018 from $2,337,000 in the comparable prior year period. Gross margin as a percentage of sales decreased to 26% from 28% in the prior year period primarily due to an increase in production costs (labor and materials) that has not yet been offset by any increase in selling prices. The Company raised prices on Liberator products approximately 3% to 5% in January, 2019.

Operating expenses. Total operating expenses for the six months ended December 31, 2018 were 23% of net sales, or approximately $1,962,000, compared to 26% of net sales, or approximately $2,114,000, for the same period in the prior year.  Of the $152,000 decrease, approximately $76,000 was due to lower facilities expense, $36,000 from lower administrative salaries, $34,000 in lower advertising expense, and $23,000 was due to lower depreciation expense.

Other income (expense). Other income (expense) during the first six months of fiscal 2019 increased to expense of approximately ($286,000) from expense of approximately ($267,000) during the first half of fiscal 2018. The increase was primarily due to higher average borrowing balances and rising interest rates.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
(Dollars in thousands)	2018	2017
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$176	$160
Cash used in investing activities	$(3)	$(18)
Cash used in financing activities	$(35)	$(317)

As of December 31, 2018, our cash and cash equivalents totaled $569,241, compared to $566,925 in cash and cash equivalents as of December 31, 2017.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $175,631 in the six months ended December 31, 2018 compared to $160,336 net cash provided by operating activities in the six months ended December 31, 2017.  The primary components of the cash provided by operating activities in the current year is the net income of $60,982 and an increase in accounts payable of $319,124, a decrease in prepaid expense and other assets of $68,275, offset in part by an increase in accounts receivable of $197,660 and an increase in inventories of $84,972.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2018 was $2,779 and related to the purchase and installation of certain production equipment during the first quarter.

Financing Activities

Cash used in financing activities during the six months ended December 31, 2018 of approximately $35,000 was primarily attributable to the proceeds from the unsecured notes payable, the proceeds from the increase in the line of credit, the proceeds from the credit card advance, offset in part by the repayment of the unsecured notes payable and credit card advance.

Cash used in financing activities during the six months ended December 31, 2017 of approximately $317,000 was primarily attributable to the repayment of the credit card advance and unsecured notes payable, offset in part by the proceeds from borrowing on an unsecured note payable.

 Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We achieved a net profit of approximately $61,000 for the six months ended December 31, 2018 and net income of approximately $147,000 for the year ended June 30, 2018. As of December 31, 2018, we have an accumulated deficit of approximately $8,798,000 and a working capital deficit of approximately $2,483,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new compression equipment for installation during the second quarter of fiscal 2017. During the first quarter of fiscal 2019, we acquired CNC equipment for the manufacture of wooden furniture bases for sale in certain products. These actions have, to some extent, partially offset the higher costs for labor and raw materials that we have experienced during the past 18 months. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Non-GAAP Financial Measures

Reconciliation of net income (loss) to Adjusted EBITDA income for the six months ended December 31, 2018 and 2017:

(Dollars in thousands)	Six months ended December 31,
	2018	2017
Net income (loss)	$61	$(44)
Plus interest expense, net	286	267
Plus depreciation and amortization expense	83	106
Plus stock-based compensation	12	12
Adjusted EBITDA income	$442	$341

As used herein, Adjusted EBITDA income represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income (loss) of the Company or net cash provided by operating activities.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

 None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

The following exhibits are furnished with this report:

Exh. No.	Description

10.1	Form of Credit Card Advance Schedule
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

February 13, 2019	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 13, 2019	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)