Form 10-Q
period 2019-03-31
Luvu Brands, Inc.
filed 2019-05-13
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

As of May 13, 2019, there were 73,452,596 shares of common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,
	2019	June 30,
	(unaudited)	2018
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$401	$431
Accounts receivable, net	732	657
Inventories, net	1,881	1,692
Prepaid expenses	49	135
Total current assets	3,063	2,915

Equipment and leasehold improvements, net	729	786
Other assets	13	12
Total assets	$3,805	$3,713

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,417	$2,273
Current debt	2,217	2,359
Other accrued liabilities	418	565
Total current liabilities	5,052	5,197

Noncurrent liabilities:
Long-term debt	541	440
Deferred rent payable	52	97
Total noncurrent liabilities	593	537
Total liabilities	5,645	5,734
Commitments and contingencies (See Note 16)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at March 31, 2019 and June 30, 2018	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at March 31, 2019 and June 30, 2018	735	735
Additional paid-in capital	6,120	6,103
Accumulated deficit	(8,695)	(8,859)
Total stockholders’ deficit	(1,840)	(2,021)
Total liabilities and stockholders’ deficit	$3,805	$3,713

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands, except share data)
Net Sales	$4,309	$4,266	$13,002	$12,524
Cost of goods sold	3,059	2,989	9,443	8,910
Gross profit	1,250	1,277	3,559	3,614
Operating expenses
Advertising and promotion	84	94	269	314
Other selling and marketing	292	292	856	850
General and administrative	593	595	1,723	1,826
Depreciation and amortization	41	45	124	151
Total operating expenses	1,010	1,026	2,972	3,141
Income from operations	240	251	587	473
Other Income (Expense):
Interest expense and financing costs	(137)	(128)	(423)	(394)
Total Other (Expense)	(137)	(128)	(423)	(394)
Income before income taxes	103	123	164	79
Provision for income taxes	—	—	—	—
Net income	$103	$123	$164	$79
Net income per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Shares used in computing net income per share
Basic	73,452,596	73,452,596	73,452,596	73,452,596
Diluted	74,252,596	74,636,822	74,459,588	74,666,320

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended March 31, 2018 and March 31, 2019

 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, June 30, 2017	4,300,000	$—	73,452,596	$735	$6,079	$(9,006)	$(2,192)
Stock-based compensation expense	—	—	—	—	18	—	18
Net income	—	—	—	—	—	79	79
Balance, March 31, 2018	4,300,000	—	73,452,596	$735	$6,097	$(8,927)	$(2,095)

Balance, June 30, 2018	4,300,000	$—	73,452,596	$735	$6,103	$(8,859)	$(2,021)
Stock-based compensation expense	—	—	—	—	17	—	17
Net income	—	—	—	—	—	164	164
Balance, March 31, 2019	4,300,000	—	73,452,596	$735	$6,120	$(8,695)	$(1,840)

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2019	2018
	(in thousands)
OPERATING ACTIVITIES:
Net income	$164	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124	151
Stock based compensation expense	17	18
Provision for (recovery of) bad debt	(1)	(5)
Provision for inventory reserves	—	32
Deferred rent payable	(36)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(74)	15
Inventories	(189)	(11)
Prepaid expenses and other assets	84	30
Accounts payable	143	(4)
Accrued compensation	(102)	(98)
Accrued expenses and interest	(53)	(26)
Net cash provided by operating activities	77	153

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(12)	(22)
Net cash used in investing activities	(12)	(22)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	(137)	(115)
Repayment of unsecured note payable	(998)	(695)
Proceeds from unsecured note payable	850	850
Net cash provided by line of credit	306	56
Proceeds from credit card advance	635	—
Repayment of credit card advance	(642)	(509)
Proceed (repayment) of unsecured line of credit	(5)	21
Payments on equipment notes	(83)	(69)
Principal payments on capital leases	(21)	(32)
Net cash used in financing activities	(95)	(493)
Net decrease in cash and cash equivalents	(30)	(362)
Cash and cash equivalents at beginning of period	431	742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$401	$380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$55	$70
Cash paid during the period for:
Interest	$419	$398
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of Luvu Brands, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company" “we” or "Luvu Brands") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of March 31, 2019, the Company has an accumulated deficit of approximately $8,695,000 and a working capital deficit of approximately $1,989,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new compression equipment for installation during the third quarter of fiscal 2017. During the first quarter of fiscal 2019, we acquired CNC equipment for the manufacture of wooden furniture bases for sale in certain products. These actions have, to some extent, partially offset the higher costs for labor and raw materials that we have experienced during the past 18 months. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 2. GOING CONCERN (Continued)

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Revenue Recognition (continued)

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the nine months ended March 31, 2019. Refer to Note 15 – Business Segments for disclosure of disaggregated revenues.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.

Our total deferred revenue as of June 30, 2018 was $13,324 and was included in “Accrued expenses” on our consolidated balance sheets. The deferred revenue balance as of March 31, 2019 was $13,746.

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

The following is a summary of Accounts Receivable as of March 31, 2019 and June 30, 2018.

	March 31, 2019	June 30, 2018
	(in thousands)
Accounts receivable	$758	$687
Allowance for doubtful accounts	(20)	(24)
Allowance for discounts and returns	(6)	(6)
Total accounts receivable, net	$732	$657

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at March 31, 2019 that exceeded the balance insured by the FDIC by $221,779.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and nine months ended March 31, 2019, we purchased 41% and 37%, respectively, of total inventory and material purchases from one vendor.

During the fiscal year ended June 30, 2018, we purchased 17% total inventory and material purchases from one vendor.

As of March 31, 2019 one of the Company’s customers (Amazon) represents 50% of the total accounts receivables compared to 54% as of June 30, 2018.

Fair Value of Financial and Derivative Instruments

At March 31, 2019, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $5,145 at March 31, 2019 and $13,040 at June 30, 2018. Advertising expense for the three months ended March 31, 2019 and 2018 was $83,553 and $94,402, respectively. Advertising expense for the nine months ended March 31, 2019 and 2018 was $268,748 and $313,585, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $22,673 and $37,596 for the three months ended March 31, 2019 and 2018, respectively. Expenses for new product development totaled $96,570 and $110,385 for the nine months ended March 31, 2019 and 2018, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by the Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2019.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within nine months of August 1, 2014. As of March 31, 2019, the Company has completed $101,776 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended March 31, 2019 and 2018 and the nine months ended March 31, 2019 and 2018 was $88,120 and $264,359, respectively.

The Company also leases certain equipment under operating leases, as more fully described in Note 16 - Commitments and Contingencies.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the nine months ended March 31, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In May 2017, FASB issued ASU No. 2017-09, Compensation- Stock Compensation (Topic718) Clarifying share-based payment modification guidance. The amendments in this update clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for interim and annual periods beginning after December 15, 2016 and should be applied prospectively on or after the effective date, with early adoption permitted. The Company adopted ASU 2016-09 effective July 1, 2017, which had no material impact on its previously reported financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2017 and 2018. The Company has elected to continue to recognize estimated forfeitures as stock-based compensation expense.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Net Income Per Share

Basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period, and diluted net income per share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using the treasury stock method.  As of March 31, 2019 and 2018, the common stock equivalents did not have any effect on net income per share.

	March 31,
	2019	2018
Common stock options – 2009 Plan	200,000	1,469,000
Common stock options – 2015 Plan	4,050,000	4,575,000
Convertible preferred stock	4,300,000	4,300,000
Total	8,550,000	10,344,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of March 31, 2019 or June 30, 2018.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2019	June 30, 2018
	(in thousands)
Raw materials	$941	$759
Work in process	170	238
Finished goods	828	753
Total inventories	1,939	1,750
Allowance for inventory reserves	(58)	(58)
Total inventories, net of allowance	$1,881	$1,692

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	March 31, 2019	June 30, 2018	Estimated Useful Life
	(in thousands)
Factory equipment	$2,532	$2,472	2-10 years
Computer equipment and software	1,050	1,048	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	446	446	10 years
Projects in process	5	—
Subtotal	4,238	4,171
Accumulated depreciation	(3,509)	(3,385)
Equipment and leasehold improvements, net	$729	$786

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three and nine months ended March 31, 2019.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
	(in thousands)

Accrued compensation	$256	$358
Accrued expenses and interest	102	156
Current portion of deferred rent payable	60	51
Other accrued liabilities	$418	$565

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at March 31, 2019 and June 30, 2018 consisted of the following:

	March 31, 2019	June 30, 2018
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$28	$33
Line of credit (Note 13)	978	672
Short-term unsecured notes payable (Note 9)	517	865
Current portion of term note payable – shareholder (Note 11)	98	182
Current portion of equipment notes payable (Note 16)	111	103
Current portion of leases payable (Note 16)	15	27
Credit card advance (net of discount) (Note 12)	354	361
Notes payable – related party (Note 10)	116	116
Total current debt	2,217	2,359
Long-term debt:
Leases payable (Note 16)	—	8
Unsecured notes payable (Note 9)	400	200
Equipment note payable (Note 16)	141	178
Term note payable – shareholder (Note 11)	—	54
Total long-term debt	$541	$440

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at March 31, 2019 and June 30, 2018 consisted of the following:

	March 31, 2019	June 30, 2018
Current debt:	(in thousands)
20% Unsecured note, interest only, due January 2, 2019 (1)	$—	$300
20% Unsecured note, interest only, due May 1, 2019 (4)	—	200
20% Unsecured note, bi-weekly principal and interest, due March 1, 2019 (5)	—	214
20% Unsecured note, bi-weekly principal and interest, due October 26, 2018 (6)(9)	—	99
20% Unsecured note, bi-weekly principal and interest, due September 7, 2018 (7)(8)	—	52
20% Unsecured note, bi-weekly principal and interest, due July 26, 2019 (8)	92	—
20% Unsecured note, bi-weekly principal and interest, due September 13, 2019 (9)	146	—
20% Unsecured note, bi-weekly principal and interest, due March 1, 2020 (10)	279	—
Total current debt	517	865
Long-term debt:
20% Unsecured note, interest only, due May 1, 2021 (4)	200	—
20% Unsecured note, interest only, due October 31, 2021 (2)	100	100
20% Unsecured note, interest only, due July 31, 2021 (3)	100	100
Total long-term debt	400	200
Total unsecured notes payable	$917	$1,065

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 9. UNSECURED NOTES PAYABLE (Continued)

(1) Unsecured note payable for $300,000 to an individual, with interest at 20%, principal and interest originally due in full on  January 3, 2013; extended to January 2, 2019 with interest payable monthly and principal due on maturity. $200,000 was repaid prior to December 1, 2018 and the balance was repaid on January 31, 2019. Personally guaranteed by principal stockholder.

(2) Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2019; then extended to October 31, 2021. Personally guaranteed by principal stockholder.

(3) Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013; extended to July 31, 2019; then extended by the holder to July 31, 2021. Personally guaranteed by principal stockholder.

(4) Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, principal due in full on May 1, 2013; extended to May 1, 2019; then extended to May 1, 2021. Personally guaranteed by principal stockholder.

(5) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing March 1, 2019. The loan was repaid in full on March 1, 2019. Personally guaranteed by principal stockholder.

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

(10) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing March 1, 2020. Personally guaranteed by principal stockholder.

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at March 31, 2019 and June 30, 2018 consisted of the following:

	March 31, 2019	June 30, 2018
	(in thousands)

Unsecured note payable to an officer, with interest at 5.5%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 5.5%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

 On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of March 31, 2019 the principal balance under this Note was $97,845.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 12. CREDIT CARD ADVANCES (continued)

On January 31, 2019, the Company borrowed an additional $300,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $345,000 which includes a one-time finance charge of $45,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $297,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (see Note 17).

As of March 31, 2019, the principal amount of the credit card advances totaled $353,810, net of a discount of $52,000.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of March 31, 2019, the interest rate was 8.25%) and the Monthly Service Fee was changed to .5% per month.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 17).  On March 31, 2019, the balance owed under this line of credit was $978,226.  As of March 31, 2019, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 10.25%. The aggregate amount owed on the unsecured line of credit was $28,160 at March 31, 2019 and $33,145 at June 30, 2018.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 15. BUSINESS SEGMENTS

The Company’s management reviews the results of its operations by the following three business segments:

•	Direct includes product sales through our four e-commerce sites and our single retail store.
•	Wholesale includes branded products sold to retailers and distributors, and products purchased for resale sold to retailers and mass merchants. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business.
•	Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

For the three and nine months ended March 31, 2019, sales to and through Amazon accounted for 35% and 40% of our net sales, respectively.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)
	March 31, 2019	March 31, 2018
	(in thousands)
Net Sales:
Direct	$1,252	$1,446
Wholesale	2,982	2,736
Other	75	84
Total Net Sales	$4,309	$4,266
Gross Profit:
Direct	$625	$593
Wholesale	864	897
Other	(239)	(213)
Total Gross Profit	$1,250	$1,277

	Nine Months Ended (unaudited)
	March 31, 2019	March 31, 2018
	(in thousands)
Net Sales:
Direct	$3,848	$4,154
Wholesale	8,914	8,058
Other	240	312
Total Net Sales	$13,002	$12,524
Gross Profit:
Direct	$1,796	$1,841
Wholesale	2,448	2,292
Other	(685)	(519)
Total Gross Profit	$3,559	$3,614

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within nine months of August 1, 2014. As of March 31, 2019, the Company has completed $101,776 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent is on an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended March 31, 2019 and 2018 and the nine months ended March 31, 2019 and 2018 was $88,120 and $264,359, respectively.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $102 per month and expires January 2023.

Future minimum lease payments under non-cancelable operating leases at March 31, 2019 are as follows:

Years ending June 30,	(in thousands)
2019 (three months)	$103
2020	417
2021	212
2022	1
Thereafter through 2023	—
Total minimum lease payments	$733

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

The following is an analysis of the minimum future capital lease payments subsequent to March 31, 2019:

Years ending June 30,	(in thousands)
2019 (three months)	$7
2020	8
2021	—
Future Minimum Lease Payments	$15
Less Amount Representing Interest	—
Present Value of Minimum Lease Payments	15
Less Current Portion	(15)
Long-Term Obligations under Leases Payable	$—

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (continued)

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

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2019:

Years ending June 30,	(in thousands)
2019 (three months)	33
2020	129
2021	75
2022	33
2023	16
Future Minimum Note Payable Payments	$286
Less Amount Representing Interest	(34)
Present Value of Minimum Note Payable Payments	252
Less Current Portion	(111)
Long-Term Obligations under Equipment Notes Payable	$141

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the nine months ended March 31, 2019 was accrued by the Company at the prevailing prime rate (which is currently 5.5%) and totaled $1,972. The accrued interest on the note as of March 31, 2019 was $25,773. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the nine months ended March 31, 2019 was accrued by the Company at the prevailing prime rate (which is currently 5.5%) and totaled $1,037. The accrued interest on the note as of March 31, 2019 was $7,619. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2019 (see Note 9). This loan was fully repaid on January 31, 2019. Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  As of March 31, 2019, the balance owed under this line of credit was $978,226.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 17. RELATED PARTY TRANSACTIONS (Continued)

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same terms (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 9). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

 On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 9). Mr. Friedman personally guaranteed the repayment of the loan obligation.

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

On March 1, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March 1, 2019. This loan was repaid in full on March 1, 2019. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

On March 1, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March 1, 2020. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 10.25%. The aggregate amount owed on the unsecured line of credit was $28,160 at March 31, 2019 and $33,145 at June 30, 2018. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 17. RELATED PARTY TRANSACTIONS (Continued)

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to HCI on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to an bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. At March 31, 2019, the principal balance under the Note was $97,845.

NOTE 18. STOCKHOLDERS’ EQUITY

 Options

At March 31, 2019, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 200,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2019, the number of shares available for issuance under the 2015 Plan was 950,000. There are no shares available for issuance under the 2009 Plan, other than the 200,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2019:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2018	5,065,000	2.7	$.03	$98,600
Granted	400,000		$.04	$—
Exercised	—	—	$—	$—
Forfeited or expired	(1,215,000)	.3	$.05	$—
Options outstanding as of March 31, 2019	4,250,000	2.6	$.02	$33,600
Options exercisable as of March 31, 2019	2,237,500	2.1	$.02	$24,500

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY (Continued)

There were 400,000 stock options granted during the nine months ended March 31, 2019 and 1,100,000 stock options granted during the nine months ended March 31, 2018. The value assumptions related to options granted during the nine months ended March 31, 2019 and 2017, were as follows:

	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
Exercise Price:	$.038 - $.046	$.03 - $.04
Volatility:	380% - 391%	403% - 409%
Risk Free Rate:	2.3% - 2.7%	2.06% - 2.49%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

 The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2019:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.01 to .03	3,850,000	2.6	$.02	2,137,500	$.02
$.034 to .05	400,000	3.5	$.05	100,000	$.03
Total stock options	4,250,000	2.6	$.02	2,237,500	$.02

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month and nine month periods ended March 31, 2019 and 2018 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY (Continued)

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Cost of Goods Sold	$—	$—	$—	$1
Other Selling and Marketing	1	2	3	5
General and Administrative	4	4	14	12
Total Stock-based Compensation Expense	$5	$6	$17	$18

As of March 31, 2019, the Company’s total unrecognized compensation cost was $43,116 which will be recognized over the weighted average vesting period of three years.

Share Purchase Warrants

As of March 31, 2019 and 2018, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at March 31, 2019 and June 30, 2018.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2019, the Company had reserved the following shares of common stock for issuance:

March 31, 2019
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

NOTE 19. SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 24, 2020. A portion of the note proceeds were used to satisfy the balance due on the July 30, 2018 note payable and the remaining proceeds of $220,221 are for working capital purposes. The note payable is personally guaranteed by the principal stockholder.

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

	Three Months Ended
	(unaudited)
	March 31, 2019	March 31, 2018
Net Sales	100.0%	100.0%
Cost Of Goods Sold	71.0%	70.1%
Gross Margin	29.0%	29.9%
Selling, General and Administrative Expenses	23.4%	24.1%
Income (Loss) From Operations	5.6%	5.9%

	Nine Months Ended
	(unaudited)
	March 31, 2019	March 31, 2018
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.7%	71.1%
Gross Margin	27.3%	28.9%
Selling, General and Administrative Expenses	22.8%	25.1%
Income (Loss) From Operations	4.5%	3.8%

        The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	March 31, 2019		March 31, 2018
Net Sales:
Liberator	$1,966	46%	$1,975	46%
Jaxx	844	20%	811	19%
Avana	864	20%	698	16%
Products purchased for resale	447	10%	619	15%
Other	188	4%	163	4%
Total Net Sales	$4,309	100%	$4,266	100%

	Nine Months Ended (unaudited)
(Dollars in thousands)	March 31, 2019		March 31, 2018
Net Sales:
Liberator	$5,896	45%	$5,660	45%
Jaxx	2,861	22%	2,735	22%
Avana	2,391	19%	1,653	13%
Products purchased for resale	1,296	10%	1,920	15%
Other	558	4%	556	5%
Total Net Sales	$13,002	100%	$12,524	100%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net sales. Sales for the three months ended March 31, 2019 were $4,309,358, an increase of 1% from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased slightly (approximately $9,000) during the quarter from the comparable prior year period, due primarily to lower sales of Liberator products through Amazon.com.
•	Jaxx sales – Jaxx product sales increased 4% (or approximately $33,000) from the prior year third quarter, primarily due to higher sales through Wayfair and Walmart.
•	Avana sales – Net sales of Avana products increased $166,000 (or 24%) during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and our own e-commerce site, AvanaComfort.com.
•	Products purchased for resale – This product category declined by $172,000 (or 28%) from the prior year third quarter due to lower sales of certain products through Amazon and our Liberator.com e-commerce site.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalty expense and depreciation.  Gross margin as a percentage of sales decreased to 29% from 30% in the prior year period primarily due to an increase in production costs (labor and materials) that has not yet been offset by any increase in selling prices. The Company raised prices on certain Liberator products approximately 3% to 5% in January, 2019, however the impact of this price increase has, to a large degree, been offset by increases in production costs.

Operating expenses. Total operating expenses for the three months ended March 31, 2019 were 23% of net sales, or approximately $1,010,000, compared to 24% of net sales, or approximately $1,026,000, for the same period in the prior year.  Of the approximately $16,000 decrease, approximately $10,000 was due to lower advertising expense, and $4,000 was due to lower depreciation expense.

Other income (expense). Other income (expense) during the third quarter increased from expense of approximately ($128,000) in fiscal 2018 to expense of approximately ($137,000) during the third quarter of fiscal 2019. The increase was primarily due to recent increases in the prime interest rate and the resulting increase in the company’s borrowing costs.

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Net sales. Sales for the nine months ended March 31, 2019 were $13,001,857, a 4% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products increased $236,000 (or 4%) during the first nine months of fiscal 2019 from the comparable prior year period, due primarily to greater sales through Amazon.com.
•	Jaxx sales – Jaxx product sales increased 5% from the prior year first half, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon and Wayfair.
•	Avana sales – Net sales of Avana products increased 45% during the first nine month from the comparable prior year period, an increase of $738,000. This line of comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and others.
•	Products purchased for resale – This product category declined by $624,000 (or 33%) from the prior year first nine months due to lower sales of certain purchased products to and through Amazon.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite a $478,000 increase in net sales, gross profit decreased slightly to $3,559,000 for the nine months ended March 31, 2019 from $3,614,000 in the comparable prior year period. Gross margin as a percentage of sales decreased to 27% from 29% in the prior year period primarily due to an increase in production costs (labor and materials) that has not yet been fully offset by the January, 2019 increase in selling prices. The Company raised prices on Liberator products approximately 3% to 5% in January, 2019, however the impact of this price increase has, to a large degree been offset by increases in production costs.

Operating expenses. Total operating expenses for the nine months ended March 31, 2019 were 23% of net sales, or approximately $2,972,000, compared to 25% of net sales, or approximately $3,141,000, for the same period in the prior year.  Of the $169,000 decrease, approximately $49,000 was due to lower selling and administrative salaries, $45,000 in lower advertising expense, and $27,000 was due to lower depreciation expense.

Other income (expense). Other income (expense) during the first nine months of fiscal 2019 increased to expense of approximately ($423,000) from expense of approximately ($394,000) during the first nine months of fiscal 2018. The increase was primarily due to higher average borrowing balances and rising interest rates.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
(Dollars in thousands)	2019	2018
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$77	$153
Cash used in investing activities	$(12)	$(22)
Cash used in financing activities	$(95)	$(493)

As of March 31, 2019, our cash and cash equivalents totaled $400,658, compared to $380,347 in cash and cash equivalents as of March 31, 2018.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $77,319 in the nine months ended March 31, 2019 compared to $152,478 net cash provided by operating activities in the nine months ended March 31, 2018.  The primary components of the cash provided by operating activities in the current year is the net income of $163,729 and an increase in accounts payable of $143,257, a decrease in prepaid expense and other assets of $84,430, offset in part by an increase in accounts receivable of $74,191 and an increase in inventories of $188,759.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2019 was $12,050 and related to the purchase and installation of certain production equipment during the period.

Financing Activities

Cash used in financing activities during the nine months ended March 31, 2019 of approximately $95,137 was primarily attributable to the proceeds from the unsecured notes payable, the proceeds from the increase in the line of credit, the proceeds from the credit card advance, offset in part by the repayment of the unsecured notes payable and credit card advance.

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

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. We achieved a net income of approximately $164,000 for the nine months ended March 31, 2019 and net income of approximately $147,000 for the year ended June 30, 2018. As of March 31, 2019, we have an accumulated deficit of approximately $8,695,000 and a working capital deficit of approximately $1,989,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2017, we purchased new compression equipment for installation during the third quarter of fiscal 2017. During the first quarter of fiscal 2019, we acquired CNC equipment for the manufacture of wooden furniture bases for sale in certain products. These actions have, to some extent, partially offset the higher costs for labor and raw materials that we have experienced during the past 18 months. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will require approximately $200,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA income for the nine months ended March 31, 2019 and 2018:

(Dollars in thousands)	Nine months ended March 31,
	2019	2018
Net income	$164	$79
Plus interest expense, net	423	394
Plus depreciation and amortization expense	124	151
Plus stock-based compensation	17	18
Adjusted EBITDA income	$728	$642

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

 None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

The following exhibits are furnished with this report:

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Executive Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Filed
32.2	Certification of Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

May 13, 2019	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 13, 2019	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)