Form 10-K
period 2019-06-30
Luvu Brands, Inc.
filed 2019-10-11
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ____________

Commission file number:   000-53314

  Luvu Brands, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3581576
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2745 Bankers Industrial Drive, Atlanta, Georgia 30360

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 246-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, $.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  YES  ☑ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  YES     ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files)    ☑YES   ☐   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☑  NO

The aggregate market value of the voting and non-voting common equity held by non−affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, on December 31, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter, was $1,099,041.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 11, 2019 was 73,452,596.

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

 These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	competition from other sexual wellness retailers and adult-oriented websites;

•	our ability to satisfy, extend, renew or refinance our existing debt;

•	the loss of one or more significant customers;

•	our ability to generate significant sales revenue from internet, print and radio advertising;

•	our plan to make continued investments in advertising and marketing;

•	our ability to maintain our brands;

•	unfavorable economic and market conditions and the impact on our leveraged financial position;

•	our reliance on credit cards as a form of payment;

•	our ability to keep up with new technologies and remain competitive;

•	our ability to continue as a going concern;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	security breaches may cause harm to our systems;

•	supply interruptions from raw material vendors;

•	changes in U.S. trade policies could significantly increase the costs of certain raw materials, parts or components used in our products and our sales;

•	our ability to improve manufacturing efficiency at our production facility;

ii

•	the loss of our main data center or other parts of our infrastructure;

•	systems failures and interruptions in our ability to provide access to our websites and content;

•	companies providing products and services on which we rely may refuse to do business with us;

•	changes in government laws affecting our business;

•	we may not be successful in integrating any acquisitions we make;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	restrictions to access on the internet affecting traffic to our websites;

•	risks associated with currency fluctuations;

•	an anticipated worsening US deficit and a possible rise in inflation in coming years that would put further stress on consumer spending;

•	management’s goals and plans for future operations;

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

iii

PART I.

ITEM 1.        Business.

General

Luvu Brands, Inc. designs, manufactures and markets a portfolio of consumer lifestyle brands through the Company’s websites, online mass merchants and specialty retail stores worldwide. Brands include: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana®, inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. Many of our products are offered flat-packed and vacuum compressed to save on shipping and reduce our carbon footprint. The Company is headquartered in Atlanta, Georgia in a 140,000 square foot vertically-integrated manufacturing facility that employs over 170 people. Bringing sewn products manufacturing back to the USA and creating innovative consumer brands are core to the Company's operating principles.

 In addition to wholesale sales channels, the Company also markets and distributes its products directly to consumers through several websites that include:  liberator.com, jaxxliving.com, and avanacomfort.com. We reach additional consumers through a retail concept store located within our Atlanta factory.

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

Our 140,000 square foot facility on eight acres is located in a suburb of metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff. All of the Liberator, Jaxx and Avana branded products are designed, produced and marketed from our facility in Atlanta, Georgia where we currently employ 170 people. As of the date of this report, the Company employs 134 people in Production and Distribution, 2 people in Product Development, 16 people in Sales and Marketing, and 18 people in Administration. The Company’s employment levels may change seasonally based on current and anticipated order levels.

Our Atlanta-based manufacturing operation has two CAD controlled fabric cutters, one CAD controlled wood cutter, one CAD controlled foam contouring machine and two state-of-the-art conveyor unit production sewing systems. Our sewing equipment is also highly automated with conveyor based lines leading into vacuum and roll compression packaging of finished products. We believe that our in-house manufacturing capabilities have enabled us to achieve greater efficiencies and cost savings, as well as strict control over the entire manufacturing cycle including raw material procurement, finished goods production and logistics optimization. In addition to providing us with greater production flexibility, our in-house manufacturing provides us with the opportunity to improve fulfillment response time, reduces the risk of out-of-stock situations, limits finished goods obsolescence and improves overall operating margins.

Because cutting, sewing, foam contouring, assembly and vacuum packaging are performed in-house, we believe we can exercise greater control over product quality and respond faster to changing customer demands, which gives us a competitive advantage over companies that utilize out-sourced sewing services. We can source raw materials from multiple domestic and foreign suppliers and we have supply contracts in place to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries.

During fiscal 2018, we expanded the conveyor sewing system for our Jaxx and Avana products and, in the second half of fiscal 2018, we installed new roll pack and compression equipment used for the majority of our foam-based products. All of these actions resulted in increased throughput and lower production costs in these operations. However, these operational improvements were offset in fiscal 2019 by increases in wages and raw materials costs, resulting in lower overall margins.

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

• Eco-Packaging. In fiscal 2013, we developed vacuum compressed packaging to reduce our carbon foot print, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs. During fiscal 2014, we expanded the number of products that used Eco-Packaging to include all foam-based products. In fiscal 2015, we further vacuum compressed our products to even smaller sizes while adding more product marketing information to our retail consumer packages. In fiscal 2018 and 2019, the new roll pack compression equipment expanded the number of products offered in smaller boxes.

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

 Liberator foam-based products (called “Liberator Shapes”) are manufactured in a variety of heights and widths to accommodate variations in the human body. They consist of differently shaped cushions and props that are available in an assortment of fabric colors to add to the visual excitement. Each of the product profiles of the Liberator Shapes is unique, designed to introduce positions to the sexual experience that were previously difficult to achieve or impossible to achieve with standard pillows or cushions. Liberator Shapes are manufactured from structured polyurethane foam, cut at various angles, platforms and profiles. The foam base is encased in a tight, fluid resistant polyester shell, helping the cushions to maintain their shape.  The original offering of the Liberator Wedge® and Ramp®, sold as a set, continue to be our best-selling items. Many of the Liberator Shapes are also available in our Black Label Series which includes blindfolds and snap-on Velcro cuffs.

We have also developed vacuum compressed large profile designs that are commonly referred to as “sex furniture”. Most of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse®, Flip Stage®, Equus Wave® and the Prelude®.  Other larger designs include products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold under our Zeppelin® product offering. The Liberator larger profile designs can also be used as seating when not being used for relaxed interaction and creative intimacy. Newer designs are also flat-packed with wooden bases and feet.

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

All products sold under the Liberator brand provided 44% of our revenues for our fiscal years ended June 30, 2019 and 2018.

Products Purchased for Resale

Beginning in 2006, we began importing high-quality pleasure objects from around the world. These resale products provided 10% and 15% of our revenues in each of our fiscal years ended June 30, 2019 and 2018, respectively.

Jaxx Casual Seating

The Company sells a line of contemporary casual indoor and outdoor seating under the Jaxx® brand. Jaxx beanbags are an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx product line also includes solid foam indoor furniture collections and outdoor furniture collections that use polystyrene bead filling. The Jaxx product line and accessory products are sold through the following four wholesale channels: (1) beanbag e-tailers, (2) mass marketers, (3) mail order catalogers, and (4) retail furniture stores. The Company also owns and manages a website under the URL www.JaxxLiving.com for direct to consumer sales of Jaxx products. Jaxx products provided 23% and 22% of our revenues in each of our fiscal years ended June 30, 2019 and 2018, respectively.

The contemporary seating business is highly competitive. We believe we can compete effectively on the basis of product quality, design, customer service and price. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as distribution through the multiple sales channels where consumers prefer to purchase.

Avana Comfort Products

The Company also sells a unique collection of comfort products that aid in sleep, meditation, and relaxation under the Avana® brand. The Avana product line is sold through e-merchants, mail order catalogers and through our website under the URL www.AvanaComfort.com. Our Avana products provided 19% and 14% of our revenues in our fiscal years ended June 30, 2019 and 2018, respectively. Sales of Avana products increased 39% to $3.2 million in fiscal 2019 over fiscal 2018.

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

 In international markets, the Company has a direct sales model with the a US-based salesperson. This salesperson is responsible for wholesale sales, marketing operations and customer service in the European Union and other international markets. Customer orders are filled from our third-party warehouse in the Netherlands or directly from our facilities in Atlanta. Total international sales represented approximately 4% of our total net sales in the years ended June 30, 2019 and 2018.

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

Our www.JaxxLiving.com website offers contemporary indoor and outdoor seating, which is particularly appealing to the young adult and children’s market.

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

Recent changes in U.S. trade policy, including tariffs on certain goods imported into the United States from China, have increased the costs of certain raw materials, parts or components used in our products. Such an increase may materially and adversely affect our sales and our business, as we may increase the selling prices of our products. If any increase in costs of goods cannot be passed on to our customers, our business and gross profit may be materially and adversely affected.

Major Customers

Our ten largest customers (excluding our own e-commerce sites and retail store) accounted for approximately 53% of net sales for the year ended June 30, 2019 and 48% of net sales for the year ended June 30, 2018. Sales to (and through) Amazon accounted for 34% of our net sales during the year ended June 30, 2019 and 33% of our sales for the year ended June 30, 2018. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

For our Products Purchased for Resale, competition among retailers of adult products and web-based marketers is high. Although we compete with retail, catalog, and internet businesses and now mass and drug retailers that sell sexual wellness products including vibrators, pleasure objects, accessories and similar merchandise, we believe that this opens new channels of distribution for our Liberator products and that we are able to compete favorably as our Liberator products are unique, are couple-centric, and are assistive devices for couples with sexual limitations and issues.

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

 We believe competition in our industries is based on, among other things, the ability to deliver the right product at the right time, product quality and safety, innovation, customer service and price. We believe we compete favorably with other companies because of our ability to provide a broad product offering for customers, our vertically integrated manufacturing operation which allows us to quickly respond to customer demand, our commitment to quality and safety, and our commitment to minimizing our environmental impact.

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

Intellectual Property

The Liberator trademark is registered with the United States Patent and Trademark office and with the registries of many foreign countries. In addition, we were issued approximately 20 other product name trademarks and trade names including: “Bedroom Adventure Gear”®, Ramp®, Wedge®, Stage®, Esse®, Zeppelin®, Hipster®, Wing®, Equus®, Jaxx®, Avana®, and Bonbon®. In August 2005, we were issued utility patent number US 6,925,669 “Support Cushion and System of Cushions.” We believe our trademarks and patent have significant value and we intend to continue to vigorously protect them against infringement.

Employees and Labor Relations

As of September 21, 2019, we had 170 employees (135 in production and warehouse operations, and 35 in sales, marketing and administrative operations).  Additional staffing is typically required to support the peak holiday period through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

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

(Dollars in thousands)	Fiscal 2019	Fiscal 2018
Direct	$4,929	$5,326
Wholesale	11,757	10,718
Other	317	382
Total Net Sales	$17,003	$16,426

Net sales in the Other channel consists primarily of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2019	Fiscal 2018
Direct sales channel net sales	$4,929	$5,326
Direct net sales as a percentage of total revenues	29.0%	32.4%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2019	Fiscal 2018
Wholesale sales channel net sales	$11,757	$10,718
Wholesale net sales as a percentage of total revenues	69.1%	65.3%

As of June 30, 2019, the Company has over 1,000 active wholesale accounts, most of which are located in the United States.

Sales by Product Type

The following table represents the dollars and percentage of net sales by product type:

(Dollars in thousands)	Year Ended June 30, 2019		Year Ended June 30, 2018
Net sales:
Liberator	$7,444	44%	$7,275	44%
Jaxx	3,947	23%	3,664	22%
Avana	3,159	19%	2,332	14%
Products purchased for resale	1,664	10%	2,407	15%
Other	789	4%	748	5%
Total Net Sales	$17,003	100%	$16,426	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to retailers and distributors as well as directly through our three e-commerce sites and single retail store. Net sales of Liberator products increased 2% during the year ended June 30, 2019, from the comparable year earlier period. This increase is primarily related to higher sales to e-merchant as consumers increasingly purchase through online merchants.

Jaxx - Jaxx products are contemporary seating products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products increased 8% during the year ended June 30, 2019, compared to the prior year. This increase is primarily due to greater sales of Jaxx products to (and through) Amazon and other e-merchants and an expanded product offering of outdoor and solid foam furniture products.

Avana - The Avana product line is a unique collection of comfort products that aid in sleep, meditation, and massage. Avana products are sold through e-merchants, mail order catalogers and through our e-commerce site. Net sales of Avana products increased 35% during the year ended June 30, 2019, compared to the prior year.

Products purchased for resale – Products purchased for resale are other branded products that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, or through one of our e-commerce sites and single retail store. Sales of these products decreased 31% during the year ended June 30, 2019 from the prior year. Sales of these products on-line is increasingly competitive and, as a result, the Company has elected to only offer a more curated selection of products that typically have a higher gross profit.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2019 increased 5% from the prior year.

ITEM 1A. Risk Factors.

Not applicable to a smaller reporting company.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We are headquartered in Atlanta, Georgia. Our mailing address is 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, administrative offices and a 2,500 square foot factory concept store. On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2019, the Company has completed $101,776 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent changed to an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the 12 months ended June 30, 2019 and 2018 was $352,479 and $352,479, respectively.

Our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3. Legal Proceedings.

As of the date of this annual report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. Mine Safety Disclosures.

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group on the OTCQB tier (“OTCQB”) under the symbol “LUVU.”

Holders

As of September 28, 2019, we had 81 stockholders of record of our common stock and approximately 450 beneficial holders.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2019 and 2018 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2019	Year Ended June 30, 2018
Net sales	100%	100%
Cost of goods sold	74%	71%
Gross profit	26%	29%
Selling, General and Administrative Expenses	22%	25%
Operating income	2%	4%

Fiscal Year ended June 30, 2019 Compared to the Fiscal Year Ended June 30, 2018

Net sales. The net sales increase of 4% in fiscal 2019 from fiscal 2018 consists of a 10% increase in sales of manufactured branded consumer products (including Liberator, Jaxx and Avana) offset, in part, by a 31% decrease in sales of products purchased for resale. Sales of Jaxx products increased 8% from the prior year to $3.9 million during fiscal 2019, and sales of Avana products increased 35% during fiscal 2019 to $3.2 million. Sales of Liberator branded products increased 2% to $7.4 million during fiscal 2019. Sales through the Wholesale sales channel in fiscal 2019 increased 10% from the prior year while the Direct sales channel decreased 7% from the prior year. The Wholesale sales channel includes branded products and resale products sold to brick-and-mortar retailers, and e-merchants including, but not limited to, Amazon, Overstock and Wayfair. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Direct sales channel consists of consumer sales through our five websites and, to a lesser extent, our single retail store. The decrease in sales through the Direct channel was due to lower sales of products sold through our websites, offset in part by greater sales of Liberator, Jaxx and Avana products sold through and to Amazon and other e-merchants

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2019 decreased to 26% from 29% in the prior year. Gross profit dollars decreased to $4,424,000 from $4,795,000 in the prior year and represented an 8% decrease. The production improvements implemented in fiscal 2018 were more than offset by higher labor and raw material costs in 2019 and the Company has not yet passed on the higher costs to its customers.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2019 were 23% of net sales, or $3,849,000, compared to 24% of net sales, or $3,926,000, for the year ended June 30, 2018.  The 2% decrease in operating expenses from the prior year was primarily due to lower General and administrative costs, primarily product development costs and greater absorption of facilities overhead costs into inventory.

Other income (expense). Other income (expense) increased to $(567,000) from the $(529,000) in the prior fiscal year, primarily due to higher interest expense.

Income taxes. No expense or benefit from income taxes was recorded in the twelve months ended June 30, 2019 and 2018. We do not expect any U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

We had a net loss from operations of $(157,000), or $(0.00) per diluted share, for the year ended June 30, 2019 compared with net income from operations of $147,000, or $0.00 per diluted share, for the year ended June 30, 2018.

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

Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2019	2018
	(in thousands)
Cash flow data from continuing operations:
Cash provided by operating activities	$158	$210
Cash used in investing activities	$(13)	$(40)
Cash provided by (used in) financing activities	$73	$(481)

As of June 30, 2019, our cash and cash equivalents totaled $649,027 compared to $430,526 in cash and cash equivalents as of June 30, 2018.

Operating Activities

Net cash provided by operating activities primarily consists of the net income (loss) adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in operating assets and liabilities. Net cash provided by operating activities decreased from the prior year due to the net loss from operations and an increase in accounts receivable and inventory offset, in part, by an increase in accounts payable.

Investing Activities

Cash used in investing activities in the years ended June 30, 2019 and 2018 was primarily for the purchase of production equipment, leasehold improvements and computer equipment.

Financing Activities

Cash used in financing activities in the years ended June 30, 2019 and 2018 was primarily due to the repayment of short-term debt and repayment of the advances secured by our credit card receipts, offset in part by borrowing from the new credit card advance and other credit facilities.

Inflation

During fiscal 2018 and 2019, we experienced increases in various raw material costs and increases in labor costs and government mandated employee benefits. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2020, although there is no assurance this will occur. Inflation and import tariffs can harm our margins and profitability if we are unable to increase prices or improve productivity enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company reported a net loss of approximately $(157,000) for the year ended June 30, 2019 and net income of approximately $147,000 for the year ended June 30, 2018 and as of June 30, 2019 the Company has an accumulated deficit of approximately $9.0 million and a working capital deficit of approximately $2.3 million. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, during the first quarter of fiscal 2018, we purchased new foam compression equipment for installation during the second quarter of fiscal 2018. These actions did yield higher factory throughput at a lower cost of goods sold but were not sufficient to offset rising raw material and labor costs. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $150,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

Capital Resources

We expect total capital expenditures for fiscal 2020 to be less than $100,000 and to be funded by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2019 are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

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

Revenue Recognition

  We record revenue based on the five-step model which includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when the performance obligations are satisfied. Substantially all of our revenue is generated by fulfilling orders for the purchase of manufactured products and product purchased for resale to retailers, wholesalers, or direct to consumers via online channels, with each order considered to be a distinct performance obligation. These orders may be formal purchase orders, verbal phone orders, e-mail orders or orders received online. Shipping and handling activities for which we are responsible under the terms and conditions of the order are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill our promise to transfer the goods and are expensed when revenue is recognized. The impact of this policy election is insignificant as it aligns with our current practice.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. We have elected to exclude sales, use and similar taxes from the measurement of the transaction price.  The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts.  Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs when the product is delivered, or in some cases, picked up from one of our distribution centers by the customer.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2019, we carried a valuation allowance of $3.0 million against our net deferred tax assets.

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

In fiscal year 2018 and 2019, we did generate positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA income from continuing operations for the years ended June 30, 2019 and 2018:

	Year ended June 30,
	2019	2018
	(in thousands)
Net income (loss)	$(157)	$147
Plus interest expense	567	529
Plus depreciation and amortization expense	165	193
Plus stock-based compensation	23	24
Adjusted EBITDA income from continuing operations	$598	$893

As used herein, Adjusted EBITDA represents income (loss) from continuing operations before interest income, interest expense, depreciation, amortization, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation expense as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income (loss) from continuing operations of the Company or net cash used in operating activities.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

  Not applicable for a smaller reporting company.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Luvu Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luvu Brands, Inc. and Subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended June 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

October 11, 2019

Luvu Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2019 and 2018

	2019	2018
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$649	$431
Accounts receivable, net of allowance for doubtful accounts of $20 in 2019 and $30 in 2018	830	657
Inventories, net of allowance for inventory reserve of $81 in 2019 and $58 in 2018	1,751	1,692
Prepaid expenses	52	135
Total current assets	3,282	2,915

Equipment and leasehold improvements, net	792	786
Other assets	13	12
Total assets	$4,087	$3,713

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,561	$2,273
Current debt	2,373	2,359
Other accrued liabilities	618	565
Total current liabilities	5,552	5,197

Noncurrent liabilities:
Long-term debt	656	440
Deferred rent payable	34	97
Total noncurrent liabilities	690	537
Total liabilities	6,242	5,734
Commitments and contingencies (See Note 15)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2019 and 2018	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding in 2019 and 2018	735	735
Additional paid-in capital	6,126	6,103
Accumulated deficit	(9,016)	(8,859)
Total stockholders’ deficit	(2,155)	(2,021)
Total liabilities and stockholders’ deficit	$4,087	$3,713

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2019 and 2018

	2019	2018
	(in thousands, except share data)

Net Sales	$17,003	$16,426
Cost of goods sold	12,579	11,631
Gross profit	4,424	4,795
Operating expenses:
Advertising and promotion	356	404
Other selling and marketing	1,157	1,113
General and administrative	2,336	2,409
Depreciation	165	193
Total operating expenses	4,014	4,119
Operating income	410	676

Other expense:
Interest expense and financing costs	(567)	(529)
Total other expense	(567)	(529)
Income (loss) from operations before income taxes	(157)	147
Provision for income taxes	—	—
Net income (loss)	$(157)	$147

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.00
Shares used in calculation of net income (loss) per share:
Basic	73,452,596	73,452,596
Diluted	73,452,596	74,478,742

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2018 and June 30, 2019

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, June 30, 2017	4,300,000	$—	73,452,596	$735	$6,079	$(9,006)	$(2,192)

Stock-based compensation expense	—	—	—	—	24	—	24
Net income	—	—	—	—	—	147	147
Ending balance, June 30, 2018	4,300,000	—	73,452,596	735	6,103	(8,859)	(2,021)

Stock-based compensation expense	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	(157)	(157)
Ending balance, June 30, 2019	4,300,000	$—	73,452,596	$735	$6,126	$(9,016)	$(2,155)

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2019 and 2018

	2019	2018
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(157)	$147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	165	193
Stock-based compensation expense	23	24
Loss on disposal of fixed assets
Provision for bad debt	(1)	20
Provision for inventory reserve	23	(32)
Deferred rent payable	(51)	(39)
Change in operating assets and liabilities:
Accounts receivable	(172)	(47)
Inventory	(82)	(114)
Prepaid expenses and other assets	81	(57)
Accounts payable	288	97
Accrued expenses and interest	32	12
Accrued payroll and related	9	6
Net cash provided by operating activities	158	210

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(13)	(40)
Net cash used in investing activities	(13)	(40)

FINANCING ACTIVITIES:
Issuance of common stock	—
Borrowing (repayment) under revolving line of credit	281	38
Borrowing (repayment) of unsecured line of credit	(8)	18
Proceeds from credit card advance	635	500
Repayment of credit card advance	(816)	(673)
Borrowings under secured note payable	452	—
Repayments under secured note payable	(3)	—
Proceeds from unsecured notes payable	1,150	850
Repayment of unsecured notes payable	(1,291)	(924)
Repayment of term note – shareholder	(186)	(156)
Payments on equipment notes	(113)	(94)
Principal payments on capital leases	(28)	(40)
Net cash provided by (used in) financing activities	73	(481)
Net increase (decrease) in cash and cash equivalents	218	(311)
Cash and cash equivalents at beginning of period	431	742
Cash and cash equivalents at end of period	$649	$431

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Additions to capital leases/equipment notes	$158	$70
Cash paid during the year for:
Interest	$564	$525
Income taxes	$—	$—

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company reported a net loss of approximately $(157,000) for the year ended June 30, 2019 and net income of approximately $147,000 for the year ended June 30, 2018 and as of June 30, 2019 the Company has an accumulated deficit of approximately $9.0 million and a working capital deficit of approximately $2.3 million. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2018, we purchased new foam compression equipment for installation during the second quarter of fiscal 2018. These actions have yielded higher factory throughput at a lower cost of goods sold. However, these operational improvements have been more than offset by rising wages and raw material costs. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $150,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

For the years ended June 30, 2019 and 2018

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

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company's condensed consolidated statements of operations during the year ended June 30, 2019. Refer to Note 3 – Segment Information for disclosure of disaggregated revenues.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.  Our total deferred revenue as of June 30, 2018 was $13,324 and was included in “Accrued expenses” on our consolidated balance sheets. The deferred revenue balance as of June 30, 2019 was $14,198.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following is a summary of Accounts Receivable as of June 30, 2019 and June 30, 2018.

	June 30, 2019	June 30, 2018
	(in thousands)
Accounts receivable	$850	$687
Allowance for doubtful accounts	(20)	(24)
Allowance for discounts and returns	—	(6)
Total accounts receivable, net	$830	$657

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2019 and 2018 that exceeded the balance insured by the FDIC by $134,016 and $191,101, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2019, we purchased 37% of total inventory purchases from one vendor.

During 2018, we purchased 17% of total inventory purchases from one vendor.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of June 30, 2019 and 2018, one of the Company’s customers (Amazon) represents 50% and 54% of the total accounts receivables, respectively. Sales to (and through) Amazon accounted for 34% of our net sales during the year ended June 30, 2019 and 33% of our sales for the year ended June 30, 2018.

Fair Value of Financial Instruments

At June 30, 2019 and 2018, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $1,500 at June 30, 2019 and $13,040 at June 30, 2018. Advertising expense for the years ended June 30, 2019 and 2018 was $356,154 and $404,436, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $123,478 for the year ended June 30, 2019 and $150,742 for the year ended June 30, 2018.

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

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2019, the Company has completed $101,776 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the years ended June 30, 2019 and 2018 was $352,479 in each year.

The Company also leases certain equipment under operating leases, as more fully described in Note 16 - Commitments and Contingencies .

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.   Direct includes product sales through our five e-commerce sites and our single retail store. Wholesale includes Liberator, Jaxx, and Avana branded products sold to distributors and retailers, purchased products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Year Ended June 30, 2019	Year Ended June 30, 2018	% Change
	(in thousands)
Net Sales by Channel:
Direct	$4,929	$5,326	(7)%
Wholesale	$11,757	$10,718	10%
Other	$317	$382	(17)%
Total Net Sales	$17,003	$16,426	4%

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2019%		June 30, 2018%		Change
	(in thousands)
Gross Profit by Channel:
Direct	$2,229	45%	$2,400	45%	(7)%
Wholesale	$3,077	26%	$3,097	29%	(1)%
Other	$(882)	(278)%	$(702)	(183)%	(26)%
Total Gross Profit	$4,424	26%	$4,795	29%	(8)%

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which creates a single, comprehensive revenue recognition model for all contracts with customers. Under this ASU and subsequently issued amendments, an entity should recognize revenue to reflect the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods and services. ASU 2014-9 may be adopted either retrospectively or on a modified retrospective basis. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the standard for its 2019 fiscal year. The impact of adopting the standard was not material.

Not yet adopted

In February 2016, the FASB issued ASU No. 2016-12, Leases, which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company's fiscal year ending June 2020 with early adoption permitted. The adoption of ASU 2016-02 will have an impact on the consolidated balance sheet as the Company will record assets and obligations primarily related to our facility. The Company has estimated that the adoption of this guidance will result in an operating lease liability of approximately $545,000 being recorded on July 1, 2019 which is calculated based on the present value of the remaining minimum rental payments using discount rates as of the effective date. The Company also has estimated the corresponding right to use asset of approximately $448,000, based upon the operating lease liability adjusted for deferred rent, unamortized initial direct costs, liabilities associated with lease termination costs and impairment of right-of-use assets. The adoption is expected to be done on a modified retrospective basis with no adjustments made to periods prior to July 1, 2019. The Company does not expect a material impact on the consolidated statement of income or statement of cash flows.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period.  The Company does not believe it will materially impact the disclosures.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Income (Loss) Per Share

In accordance with FASB Accounting Standards Codification No. 260, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2019, which consists of options and convertible preferred stock, have been excluded from the diluted net loss per common share calculation for the year ended June 30, 2019 because they are anti-dilutive.

The total potential dilutive securities as of June 30, 2019 and 2018 are as follows:

	2019	2018
Convertible Preferred Stock	4,300,000	4,300,000
Stock options	4,050,000	5,065,000
Total	8,350,000	9,365,000

 Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2019, we carried a valuation allowance of $3.0 million against our net deferred tax assets.

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

For the years ended June 30, 2019 and 2018

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2019 or 2018.

NOTE 5. INVENTORIES

All inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. The Company’s inventories consist of the following components at June 30, 2019 and 2018:

	2019	2018
	(in thousands)
Raw materials	$872	$759
Work in process	111	238
Finished goods	849	753
Total inventories	1,832	1,750
Allowance for inventory reserves	(81)	(58)
Total inventories, net of allowance	$1,751	$1,692

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property and equipment at June 30, 2019 and 2018 consisted of the following:

	2019	2018	Estimated Useful Life
	(in thousands)
Factory equipment	$2,558	$2,472	2-10 years
Computer equipment and software	1,050	1,048	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	446	446	10 years
Projects in process	83	—
Subtotal	4,342	4,171
Accumulated depreciation	(3,550)	(3,385)
Equipment and leasehold improvements, net	$792	$786

Depreciation expense was $165,116 and $192,637 for the years ended June 30, 2019 and 2018, respectively.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)
Accrued compensation	$367	$358
Accrued expenses and interest	188	156
Current portion of deferred rent payable	63	51
Other accrued liabilities	$618	$565

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2019 and 2018 consisted of the following:

	2019	2018
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$25	$33
Line of credit (Note 13)	953	672
Short-term unsecured notes payable (Note 9)	523	865
Current portion of term note payable – shareholder (Note 11)	49	182
Current portion of equipment notes payable (Note 16)	127	103
Current portion secured notes payable (Note 15)	392	—
Current portion of leases payable (Note 16)	8	27
Credit card advance (net of discount) (Note 12)	180	361
Notes payable – related party (Note 10)	116	116
Total current debt	2,373	2,359
Long-term debt:
Leases payable (Note 16)	—	8
Unsecured notes payable (Note 9)	400	200
Secured notes payable (Note 15)	57	—
Equipment note payable (Note 16)	199	178
Term note payable – shareholder (Note 11)	—	54
Total long-term debt	$656	$440

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 9. UNSECURED NOTES PAYABLE

 Unsecured notes payable at June 30, 2019 and 2018 consisted of the following:

	2019	2018
Current debt:	(in thousands)
20% Unsecured note, interest only, due January 2, 2019 (1)	$—	$300
20% Unsecured note, interest only, due May 1, 2019 (4)	—	200
20% Unsecured note, bi-weekly principal and interest, due March 1, 2019 (5)	—	214
20% Unsecured note, bi-weekly principal and interest, due October 26, 2018 (6)(9)	—	99
20% Unsecured note, bi-weekly principal and interest, due September 7, 2018 (7)(8)	—	52
20% Unsecured note, bi-weekly principal and interest, due April 26, 2020 (11)	247	—
20% Unsecured note, bi-weekly principal and interest, due September 13, 2019 (9)	62	—
20% Unsecured note, bi-weekly principal and interest, due March 1, 2020 (10)	214	—
Total current debt	523	865
Long-term debt:
20% Unsecured note, interest only, due May 1, 2021 (4)	200	—
20% Unsecured note, interest only, due October 31, 2021 (2)	100	100
20% Unsecured note, interest only, due July 31, 2021 (3)	100	100
Total long-term debt	400	200
Total unsecured notes payable	$923	$1,065

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 9. UNSECURED NOTES PAYABLE (continued)

(8) Unsecured note payable for $250,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing July 26, 2019. $31,452 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on September 7, 2018. This note was repaid in full on April 26, 2019. Personally guaranteed by principal stockholder.

(9) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 13, 2019. $37,743 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing October 26, 2018. This note was fully paid on September 13, 2019. Personally guaranteed by principal stockholder.

(10) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing March 1, 2020. Personally guaranteed by principal stockholder.

(11) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 26, 2020. $72,279 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note payable maturing July 26, 2019. Personally guaranteed by principal stockholder.

NOTE 10. NOTES PAYABLE- RELATED PARTY

Related party notes payable at June 30, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)
Unsecured note payable to an officer, with interest at 5%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 5%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 11. TERM NOTES PAYABLE – SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,406 each and increase 15% each year, with 12 payments of $16,450 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of June 30, 2019 the principal balance under this Note was $49,106 and this Note was repaid in full on September 1, 2019.

The principal payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and term note payable at June 30, 2019 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2020	$2,238
2021	457
Total	$2,695

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

On October 12, 2018, the Company borrowed an additional $250,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $290,000 which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A .5% loan origination fee was deducted, and the Company received net proceeds of $248,750. This loan was repaid in full on August 6, 2019. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (see Note 17).

On January 29, 2019, the Company borrowed an additional $300,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $345,000 which includes a one-time finance charge of $45,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $297,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (see Note 17).

As of June 30, 2019, the principal amount of the credit card advance totaled $179,738, net of a discount of $26,500.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2019, the interest rate was 8.5%) and the Monthly Service Fee was changed to .5% per month.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility. In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 16). On June 30, 2019, the balance owed under this line of credit was $952,758. As of June 30, 2019, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman (see Note 16). The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $25,278 at June 30, 2019 and $33,145 at June 30, 2018.

NOTE 15. SECURED NOTE PAYABLE

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp Innovations a total of $150,000. Repayment of this note is by 78 weekly payments of $2,327. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On June 28, 2019, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp Innovations a total of $302,000. Repayment of this note is by 12 monthly payments of $26,301, which includes interest at 8.22%. The Company has granted Amazon a security interest in the assets of the Company.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amends the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of June 30, 2019, the Company has completed $101,776 of the leasehold improvements. In addition, the monthly rent on the facility decreased from the current rent of $33,139 to $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent changed to an escalating schedule with the final year of the lease at $35,123 per month. The rent expense under this lease for the years ended June 30, 2019 and 2018 was $352,479 in each year.

The Company also leases certain postage equipment under an operating lease.  The monthly lease is $102 per month and expires January 2023.

Future minimum lease payments under non-cancelable operating leases at June 30, 2019 are as follows:

Years ending June 30,	(in thousands)
2020	$417
2021	212
2022	1
2023	1
Total minimum lease payments	$631

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

The following is an analysis of the minimum future lease payments subsequent to the year ended June 30, 2019:

Years ending June 30,	(in thousands)
2020	$8
2021	—
Future Minimum Lease Payments	$8
Less Amount Representing Interest	—
Present Value of Minimum Lease Payments	8
Less Current Portion	(8)
Long-Term Obligations under Leases Payable	$—

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 16. COMMITMENTS AND CONTINGENCIES (continued)

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $657,187. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 10.5% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2019:

Year ending June 30,	(in thousands)
2020	$157
2021	104
2022	62
2023	40
2024	23
Future Minimum Note Payable Payments	$386
Less Amount Representing Interest	(60)
Present Value of Minimum Note Payable Payments	326
Less Current Portion	(127)
Long-Term Obligations under Equipment Notes Payable	$199

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 10). Interest on the note during the year ended June 30, 2019 was accrued by the Company at the prevailing prime rate (which is currently 5.5%) and totaled $4,045. The accrued interest on the note as of June 30, 2019 was $27,846. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 10). Interest on the note during the year ended June 30, 2019 was accrued by the Company at the prevailing prime rate (which is currently 5.5%) and totaled $2,128. The accrued interest on the note as of June 30, 2019 was $8,710. This note is subordinate to all other credit facilities currently in place.

On January 3, 2011, an individual loaned the Company $300,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on January 3, 2012; extended to January 3, 2019 (see Note 9). This loan was fully repaid on January 31, 2019. Mr. Friedman personally guaranteed the repayment of the loan obligation.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On June 30, 2019, the balance owed under this line of credit was $952,758.

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

On July 30, 2018, the Company borrowed $250,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due July 26, 2019. A portion of the note proceeds were used to satisfy the balance due on the September 7, 2018 note payable and the remaining proceeds of $218,548 are for working capital purposes. This loan was repaid in full from the proceeds of the April 26, 2019 loan. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

On April 26, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 24, 2020. A portion of the note proceeds were used to satisfy the balance due on the July 30, 2018 note payable and the remaining proceeds of $227,721 are for working capital purposes. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $25,278 at June 30, 2019 and $33,145 at June 30, 2018 (see Note 14). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp Innovations a total of $150,000. Repayment of this note is by 78 weekly payments of $2,327. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its HCI Original Notes, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of June 30, 2019 the principal balance under this Note was $49,106 and this Note was repaid in full on September 1, 2019.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 18. STOCKHOLDERS’ EQUITY

Options

 At June 30, 2019, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 200,000 shares are reserved for issuance under the 2009 Plan until that Plan terminates on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of June 30, 2019, the number of shares available for issuance under the 2015 Plan was 1,150,000. There are no shares available for issuance under the 2009 Plan, other than the 200,000 stock options that have already been granted.

 A summary of option activity under the Company’s stock plan for the years ended June 30, 2019 and 2018 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2017	6,975,000	$.03	2.7 years	$135,975
Granted	1,100,000	$.03
Exercised	—	$—
Forfeited or Expired	(3,010,000)	$.06
Outstanding at June 30, 2018	5,065,000	$.03	2.7 years	$98,600
Granted	400,000	$.04
Exercised	—	$—
Forfeited or Expired	(1,415,000)	$.04
Outstanding at June 30, 2019	4,050,000	$.02	2.3 years	$13,500
Exercisable at June 30, 2019	2,237,500	$.02	1.9 years	$10,125

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.02, $.05, and $.05 at June 30, 2019, 2018 and 2017, respectively.

There were 400,000 stock options granted during the year ended June 30, 2019 and 1,100,000 stock options granted during the year ended June 30, 2018.

The range of fair value assumptions related to options granted during the years ended June 30, 2019 and 2018 were as follows:

	2019	2018
Exercise Price:	$.038-.046	$.03-.04
Volatility:	380% - 391%	403% - 409%
Risk Free Rate:	2.3% - 2.7%	2.06% - 2.49%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life:	4.1 years	4.1 years
Dividend Rate:	0%	0%

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 18. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2019:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
.01 to .03	3,650,000	2.2	$.02	2,137,500	$.02
.034 to .09	400,000	3.2	$.05	100,000	$.04
Total stock options	4,050,000	2.3	$.02	2,237,500	$.02

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

Stock-based compensation expense recognized in the consolidated statements of operations for each of the fiscal years ended June 30, 2019 and 2018 is based on awards ultimately expected to vest.

 As of June 30, 2019, total unrecognized stock-based compensation expense related to all unvested stock options was $36,770 which is expected to be expensed over a weighted average period of 2.3 years.

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

For the years ended June 30, 2019 and 2018

NOTE 18. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	For the Years Ended June 30,
	2019	2018
	(in thousands)
Cost of Goods Sold	$—	$1
Other Selling and Marketing	4	6
General and Administrative	19	17
Total	$23	$24

Share Purchase Warrants

As of June 30, 2019 and 2018, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2019 and 2018. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2019, the Company had reserved the following shares of common stock for issuance:

June 30, 2019
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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 19. INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2019 and 2018, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2019 and 2018 are approximately as follows:

	2019	2018
	(in thousands)
Deferred tax assets:
Inventory reserves	$21	$12
Allowance for doubtful accounts	14	14
Stock-based compensation	91	82
Net operating loss carry-forwards	2,884	2,843
Total gross deferred tax assets	3,010	2,951
Valuation allowance	(3,010)	(2,951)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 38% to pretax (income) loss from operations for the years ended June 30, 2019 and 2018 due to the following:

	2019	2018

Net (income) loss	$41	$222
Temporary differences	18	5
Valuation (allowance)	(59)	(227)
Net tax benefit	$—	$—

At June 30, 2019, the Company had net operating loss (NOL) carryforwards of approximately $3.0 million that may be offset against future taxable income. During 2019 and 2018, the total increase in the valuation allowance was $59,021 and $227,411, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2019 and 2018

NOTE 19. INCOME TAXES (continued)

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

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2012 through 2019. The Company has not filed its Federal or State tax returns for 2016 through 2018 but expects to file these returns before the end of calendar year 2019.

NOTE 20. – SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company borrowed an additional $250,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $290,000 which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $247,500. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder.

Subsequent to June 30, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 18, 2020. The lenders charged a 3% loan origination fee and the remaining proceeds of $291,000 will be used working capital purposes. This note payable is personally guaranteed by the principal stockholder.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2019, our CEO and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. This assessment was based on the framework in 1992 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the SEC that permits the Company to provide only management’s report in the Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019, has not been audited by our auditors or any other independent registered accounting firm.

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

ITEM 9B.  Other Information.

None.

PART III.

ITEM 10.      Directors, Executive Officers and Corporate Governance. [WANT D&O TO COMPLETE NEW D&O QUESTIONNAIRES?]

The following table sets forth the officers and directors of Luvu Brands, Inc. as of June 30, 2019.

Name	Age	Position
Louis S. Friedman	67	Chief Executive Officer, President, Director
Manuel Munoz	45	Chief Information Officer
Ronald P. Scott	64	Chief Financial Officer, Secretary, Director
Leslie S. Vogelman	67	Treasurer

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

Manuel Munoz, Chief Information Officer. Mr. Munoz joined the company in July 2018 and has delivered technological advice and services for the Company. Prior to that, he served as VP of Technical Operations at Brighter Brain LLC from 2015 to 2018, working with a wide variety of technological platforms and going from mobile technologies such as Android and iOS all the way up to Content Managements Systems like SharePoint and technologies like Big Data and Data Science. From 2013 to 2015 he worked as a Director of Technology for Techfield, LLC, where he primarily focused on web technologies such as .NET, SQL and Business Intelligence solutions. Mr. Munoz holds a B.S. degree in Informatics and Computer Systems from the Universidad Iberoamericana in Mexico City.

Ronald Scott, Chief Financial Officer, Secretary and Director.   Mr. Scott joined the Company in October 2009 in connection with our merger with Old Liberator.  Prior to that, he served as Old Liberator’s Chief Financial Officer, Secretary, and a director since June 2009, when OneUp Innovations, Inc. merged with Old Liberator in June 2009.  Mr. Scott joined OneUp Innovations as a part-time consultant in July 2006 and as a full-time consultant in October 2007, serving as its Chief Financial Officer.  From 2004 to 2009, Mr. Scott was president of Impact Business Solutions, LLC, a consulting business that provides financial management services. Prior to Impact Business Solutions, and from 1990 to 2004, Mr. Scott was Executive Vice President - Finance and Administration and a member of the Board of Directors for Cyanotech Corporation, a NASDAQ-listed natural products company. Mr. Scott holds a B.S. degree in Finance and Management from San Jose State University and an M.B.A. degree with a concentration in Accounting from Santa Clara University. Mr. Scott’s relevant operating experience with small, high growth companies and an in-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements were factors considered by our board of directors in concluding he should serve as a director of our Company.

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

Committees

As of June 30, 2019, we have not established an audit committee or any other committee of the board of directors and, therefore, the responsibilities of such committees have been conducted by our board of directors as a whole.

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

Directors’ Compensation

For the fiscal years ended June 30, 2019 and 2018, our directors did not receive any compensation in their capacity as a director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2019.

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

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2019 and 2018 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2019	150,000	—	—	—	—	—	150,000
President, Chief Executive	2018	150,000	—	—	6,875	—	—	156,875
Officer and Chairman of the Board
Ronald P. Scott	2019	145,000	—	—	—	—	—	145,000
Chief Financial Officer, Secretary	2018	145,000	—	—	3,750	—	—	148,750
Manuel Munoz (2)	2019	128,423	—	—	9,200	—	—	137,623
Chief Information Officer	2018	—	—	—	—	—	—	—

(1)  The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 17 of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards.  See Grants of Plan-Based Awards table below.

(2) Mr. Munoz joined the Company as Chief Information Officer on July 2, 2018.

 Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending June 30, 2019 to each of our NEOs:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards ($)
Manuel Munoz	7/2/2018	200,000.046		9,200

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2019, certain information regarding outstanding equity awards at fiscal year-end for our NEOs.

	Outstanding Equity Awards at June 30, 2019 Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	375,000	125,000	$.0138	12/29/2020	(1)	—	—
	150,000	150,000	$.033	2/13/2022	(2)	—	—
	50,000	150,000	$.031	12/11/2022	(3)
Ronald P. Scott	225,000	75,000	$.0125	12/29/2020	(1)	—	—
	100,000	100,000	$.03	2/13/2022	(2)	—	—
	31,250	93,750	$.028	12/11/2022	(3)	—	—
Manuel Munoz	—	200,000	$.046	7/2/2023	(4)	—	—

(1)	The common stock option vests pro rata over a four-year period on each of December 29, 2016, December 29, 2017, December 29, 2018 and December 29, 2019.
(2)	The common stock option vests pro rata over a four-year period on each of February 13, 2018, February 13, 2019, February 13, 2020 and February 13, 2021.
(3)	The common stock option vests pro rata over a four-year period on each of December 11, 2018, December 11, 2019, December 11, 2020 and December 11, 2021.
(4)	The common stock option vests pro rata over a four-year period on each of July 2, 2019, July 2, 2020, July 2, 2021 and July 2, 2022.

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

Applicable percentage ownership in the following table is based on 73,452,596 shares of common stock outstanding as of October 9, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 9, 2019, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	35,769,376	(1)	46.3%
Common	Manuel Munoz	50,000	(2)	*
Common	Ronald P. Scott	670,516	(3)	*
Common	Leslie Vogelman	400,000	(4)	*
Common	All directors and executive officers as a group (4 persons)	37,077,392		46.9%
5% Shareholders
Common	Hope Capital, Inc. (5)	5,378,001		7.3%
Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(6)	100.0%
Series A Convertible Preferred Stock	Manuel Munoz	0		0.0%
Series A Convertible Preferred Stock	Ronald P. Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000		100.0%

*    Less than 1%

(1)	Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 71.3 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders. Also includes options for purchase 575,000 shares of Common Stock.
(2)	Includes options to purchase 50,000 shares of Common Stock.
(3)	Includes options to purchase 356,250 shares of Common Stock.
(4)	Includes options to purchase 356,250 shares of Common Stock.
(5)	This person’s address is 111 Great Neck Road, Suite 216, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.
(6)	Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of Common Stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 71.3 % of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the year ended June 30, 2019 was accrued by the Company at the prevailing prime rate (which is currently 5.5%) and totaled $4,045. The accrued interest on the note as of June 30, 2019 was $27,846. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the year ended June 30, 2019 was accrued by the Company at the prevailing prime rate (which is currently 5.5%) and totaled $2,128. The accrued interest on the note as of June 30, 2019 was $8,710. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On June 30, 2019, the balance owed under this line of credit was $952,758.

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

On April 26, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 24, 2020. A portion of the note proceeds were used to satisfy the balance due on the July 30, 2018 note payable and the remaining proceeds of $227,721 are for working capital purposes. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $25,278 at June 30, 2019 and $33,145 at June 30, 2018 (see Note 14). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp Innovations a total of $150,000. Repayment of this note is by 78 weekly payments of $2,327. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 5, 2014, the Company amended and restated its HCI Original Notes, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% every year, with 12 payments of $16,450.45 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. As of June 30, 2019 the principal balance under this Note was $49,106 and this Note was repaid in full on September 1, 2019.

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

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2019	2018
	(in thousands)
Audit Fees (1)	$42	$42
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.
(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees – This category consists of fees for other miscellaneous items.

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

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

(a)	Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018 begin on page 15 of this annual report.  We are not required to file any financial statement schedules.

 (b)       Exhibits.

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc.	8-K	2/23/11	4.1
4.2	3% Promissory Note issued September 5, 2014	8-K	9/5/14	4.1
10.1	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005	8-K/A	3/24/10	10.7
10.2	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006	8-K/A	3/24/10	10.14
10.3	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.4	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.5	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.6	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.7	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.8	First Amendment to Lease dated July 23, 2014 by and between Bedford Realty Company, LLC and OneUp Innovations, Inc.	10-K	9/29/14	10.12
10.9	Credit Card Receivables Advance Agreement with Power Up Lending Group, dated April 21, 2015	10-Q	5/13/15	10.1
10.10	Form of Credit Card Advance Schedule	10-Q	2/14/19	10.1
21.1	Subsidiaries	10-K	9/29/14	21.1
23.1	Consent of Liggett & Webb P.A. independent registered public accounting firm				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: October 11 , 2019	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	October 11, 2019
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	October 11, 2019
Ronald P. Scott