Form 10-Q
period 2019-09-30
Luvu Brands, Inc.
filed 2019-11-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ __ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   ✓

As of November 12, 2019, there were 73,452,596 shares of common stock outstanding.

LUVU BRANDS, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,
	2019	June 30,
	(unaudited)	2019
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$576	$649
Accounts receivable, net	758	830
Inventories, net	1,954	1,751
Prepaid expenses	45	52
Total current assets	3,333	3,282

Equipment and leasehold improvements, net	759	792
Operating lease assets	377	—
Other assets	11	13
Total assets	$4,480	$4,087

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,669	$2,561
Current debt	2,442	2,373
Other accrued liabilities	488	618
Operating lease liability	358	—
Total current liabilities	5,957	5,552

Noncurrent liabilities:
Long-term debt	616	656
Deferred rent	—	34
Operating lease liability	102	—
Total noncurrent liabilities	718	690
Total liabilities	6,675	6,242
Commitments and contingencies (See Note 17)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at September 30, 2019 and June 30, 2019	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at September 30, 2019 and June 30, 2019	735	735
Additional paid-in capital	6,131	6,126
Accumulated deficit	(9,061)	(9,016)
Total stockholders’ deficit	(2,195)	(2,155)
Total liabilities and stockholders’ deficit	$4,480	$4,087

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended September 30,
	2019	2018
	(in thousands, except share data)

Net Sales	$4,094	$3,920
Cost of goods sold	2,957	2,933
Gross profit	1,137	987
Operating expenses:
Advertising and promotion	80	98
Other selling and marketing	318	277
General and administrative	586	567
Depreciation and amortization	40	41
Total operating expenses	1,024	983
Operating income	113	4
Other income (expense):
Interest (expense) and financing costs	(158)	(142)
Total other income (expense)	(158)	(142)
Loss from operations before income taxes	(45)	(138)
Provision for income taxes	—	—
Net loss	$(45)	$(138)
Net loss per share:
Basic and diluted loss per common shares	$(0.00)	$(0.00)
Weighted-average common shares outstanding:
Basic and diluted weighted average common and common equivalent shares outstanding	73,452,596	73,452,596

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended September 30, 2018 and September 30, 2019

 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, June 30, 2018	4,300,000	$—	73,452,596	$735	$6,103	$(8,859)	$(2,021)

Stock-based compensation expense	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(138)	(138)
Three Months Ended September 30, 2018	4,300,000	$—	73,452,596	$735	$6,109	$(8,997)	$(2,153)

Balance, June 30, 2019	4,300,000	$—	73,452,596	$735	$6,126	$(9,016)	$(2,155)

Stock-based compensation expense	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	(45)	(45)
Three Months Ended, September 30, 2019	4,300,000	$—	73,452,596	$735	$6,131	$(9,061)	$(2,195)

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(45)	$(138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	41
Stock based compensation expense	5	6
Deferred rent payable	—	(11)
Amortization of operating lease asset	72	—
Changes in operating assets and liabilities:
Accounts receivable	72	77
Inventories	(202)	(69)
Prepaid expenses and other assets	9	56
Accounts payable	108	38
Accrued compensation	(64)	(106)
Accrued expenses and interest	(4)	(26)
Operating lease liability	(86)	—
Net cash used in operating activities	(95)	(132)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(8)	(1)
Net cash used in investing activities	(8)	(1)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	(49)	(41)
Repayment of unsecured note payable	(209)	(276)
Proceeds from unsecured note payable	300	550
Net cash provided by line of credit	1	(28)
Borrowings of credit card advance	250	—
Repayment of credit card advance	(152)	(156)
Repayments of secured notes payable	(70)	—
Repayment of unsecured line of credit	(3)	(3)
Payments on equipment notes	(32)	(26)
Principal payments on capital leases	(6)	(8)
Net cash provided by financing activities	30	12
Net decrease in cash and cash equivalents	(73)	(121)
Cash and cash equivalents at beginning of period	649	431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$576	$310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$—	$50
Operating lease asset obtained in exchange for operating lease liability	$448	$—
Cash paid during the period for:
Interest	$157	$141
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

 Luvu Brands, Inc. (the “Company” or “Luvu”) was incorporated in the State of Florida on February 25, 1999. References to the Company in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). All operations of the Company are currently conducted by OneUp.

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

Sales are generated through internet and print advertisements and social marketing.  We have a diversified customer base with only one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third fiscal quarters.

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. As of September 30, 2019 the Company has an accumulated deficit of approximately $9.1 million and a working capital deficit of approximately $2.6 million. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2018, we purchased new foam compression equipment for installation during the second quarter of fiscal 2018. These actions have yielded higher factory throughput at a lower cost of goods sold. However, these operational improvements have been more than offset by rising wages and raw material costs, including the imposition of import tariffs on certain raw materials. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $150,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2019 filed with the SEC on October 11, 2019.

Use of Estimates

 The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: income taxes; tax valuation reserves; allowances for doubtful accounts; inventory valuation and reserves, share-based compensation; and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.

Our total deferred revenue as of June 30, 2019 was $14,198 and was included in “Accrued expenses” on our consolidated balance sheets. The deferred revenue balance as of September 30, 2019 was $14,573.

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

The following is a summary of Accounts Receivable as of September 30, 2019 and June 30, 2019.

	September 30, 2019	June 30, 2019
	(in thousands)
Accounts receivable	$778	$850
Allowance for doubtful accounts	(20)	(20)
Total accounts receivable, net	$758	$830

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at September 30, 2019 that exceeded the balance insured by the FDIC by $324,118.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three month ended September 30, 2019, we purchased 35% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2019, we purchased 37 % of total inventory purchases from one vendor.

As of September 30, 2019 one of the Company’s customers (Amazon) represents 49% of the total accounts receivables compared to 50% as of June 30, 2019.

Fair Value of Financial and Derivative Instruments

At September 30, 2019, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments. The Company measures the fair value of its assets and liabilities under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $1,850 at September 30, 2019 and $1,500 at June 30, 2019. Advertising expense for the three months ended September 30, 2019 and 2018 was $79,868 and $97,582, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $28,673 and $36,530 for the three months ended September 30, 2019 and 2018, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2019.

Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of September 30, 2018, the Company has completed $101,776 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended September 30, 2019 and 2018 was $88,120 and $88,120, respectively.

Under ASC 842, which was adopted July 1, 2019, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company elected not to recognize leases with a term less than one year on its balance sheet. Operating lease right-of-use (ROU) assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases (Continued)

In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, the Company elected the practical expedient to not separate lease and non-lease components. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. See Note 17 for details.

Under prior guidance ASC 840, rent expense and lease incentives from operating leases were recognized on a straight-line basis over the lease term. The difference between rent expense recognized and rental payments was recorded as deferred rent in the accompanying consolidated balance sheets.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently adopted

In February 2016, FASB issued ASU No. 2016-12, Leases, which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. The Company adopted the guidance on July 1, 2019 and recorded an operating lease asset and a corresponding operating lease liability. The adoption was done on a modified retrospective basis with no adjustments made to periods prior to July 1, 2019 (see Note 17).

Not yet adopted

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period.  The Company does not believe it will materially impact the disclosures.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Loss Per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted-average number of common shares outstanding during the period, and excludes the dilutive potential common shares (consisting of employee stock options), as their inclusion would be antidilutive. As a result of the net loss for the three months ended September 30, 2019 and 2018, there is no dilutive impact to the net loss per share calculation for the respective periods.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of September 30, 2019 or June 30, 2019.

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2019	June 30, 2019
	(in thousands)
Raw materials	$866	$872
Work in process	178	111
Finished goods	991	849
Total inventories	2,035	1,832
Allowance for inventory reserves	(81)	(81)
Total inventories, net of allowance	$1,954	$1,751

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	September 30, 2019	June 30, 2019	Estimated Useful Life
	(in thousands)
Factory equipment	$2,558	$2,558	2-10 years
Computer equipment and software	1,051	1,050	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	446	446	10 years
Project in process	89	83
Subtotal	4,349	4,342
Accumulated depreciation	(3,590)	(3,550)
Equipment and leasehold improvements, net	$759	$792

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2019.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	(in thousands)

Accrued compensation	$303	$367
Accrued expenses and interest	185	188
Current portion of deferred rent payable	—	63
Other accrued liabilities	$488	$618

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

 NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at September 30, 2019 and June 30, 2019 consisted of the following:

	September 30, 2019	June 30, 2019
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$22	$25
Line of credit (Note 13)	954	953
Short-term unsecured notes payable (Note 9)	615	523
Current portion of term note payable – shareholder (Note 11)	—	49
Current portion of equipment notes payable (Note 17)	100	127
Current portion secured notes payable (Note 15)	356	392
Current portion of leases payable	1	8
Credit card advance (net of discount) (Note 12)	278	180
Notes payable – related party (Note 10)	116	116
Total current debt	2,442	2,373
Long-term debt:
Unsecured notes payable (Note 9)	400	400
Secured notes payable (Note 15)	23	57
Equipment note payable (Note 17)	193	199
Total long-term debt	616	656
Total debt	$3.058	$3,029

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2019 and June 30, 2019 consisted of the following:

	September 30, 2019	June 30, 2019
Current debt:	(in thousands)
20% Unsecured note, bi-weekly principal and interest, due April 26, 2020 (1)	$181	$247
20% Unsecured note, bi-weekly principal and interest, due September 13, 2019 (2)	—	62
20% Unsecured note, bi-weekly principal and interest, due March 1, 2020 (3)	134	214
20% Unsecured note, bi-weekly principal and interest, due September 18, 2020 (4)	300	—
Total current debt	615	523
Long-term debt:
20% Unsecured note, interest only, due May 1, 2021 (5)	200	200
20% Unsecured note, interest only, due October 31, 2021 (6)	100	100
20% Unsecured note, interest only, due July 31, 2021 (7)	100	100
Total long-term debt	400	400
Total unsecured notes payable	$1,015	$923

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

 NOTE 9. UNSECURED NOTES PAYABLE (Continued)

(2) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 13, 2019. $37,743 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing October 26, 2018. This note was fully paid on September 13, 2019. Personally guaranteed by principal stockholder.

(3) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing March 1, 2020. Personally guaranteed by principal stockholder.

(4) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 18, 2020. Personally guaranteed by principal stockholder.

(5) Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, principal due in full on May 1, 2013; extended to May 1, 2019; then extended to May 1, 2021. Personally guaranteed by principal stockholder.

(6) Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2019; then extended to October 31, 2021. Personally guaranteed by principal stockholder.

(7) Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013; extended to July 31, 2019; then extended by the holder to July 31, 2021. Personally guaranteed by principal stockholder.

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at September 30, 2019 and June 30, 2019 consisted of the following:

	September 30, 2019	June 30, 2019
	(in thousands)

Unsecured note payable to an officer, with interest at 4.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 4.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$-	$-

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 12. CREDIT CARD ADVANCES

On October 12, 2018, OneUp entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $250,000 from Power Up. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms for this loan calls for a repayment of $290,000 which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A .5% loan origination fee was deducted, and the Company received net proceeds of $248,750. This loan was repaid in full on August 6, 2019. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder (see Note 18).

On January 29, 2019, the Company borrowed an additional $300,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $345,000 which includes a one-time finance charge of $45,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $297,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (see Note 18).

On August 28, 2019, the Company borrowed an additional $250,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $290,000 which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $247,500. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (see Note 18).

As of September 30, 2019, the principle amount of the credit card advances totaled $278,023, net of a discount of $41,000.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of September 30, 2019, the interest rate was 8.0%) and the Monthly Service Fee was changed to .5% per month.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 18).  On September 30, 2019, the balance owed under this line of credit was $954,178.  As of September 30, 2019, we were current and in compliance with all terms and conditions of this line of credit.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $22,326 at September 30, 2019 and $25,278 at June 30, 2019.

NOTE 15. SECURED NOTE PAYABLE

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. Repayment of this note is by 78 weekly payments of $2,327. On September 30, 2019, the balance owed under this note payable was $125,495. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On June 28, 2019, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp a total of $302,000. Repayment of this note is by 12 monthly payments of $26,301, which includes interest at 8.22%. On September 30, 2019, the balance owed under this note payable was $ 253,369. The Company has granted Amazon a security interest in certain assets of the Company.

NOTE 16. BUSINESS SEGMENTS

The Company’s management reviews the results of its operations by the following three business segments:

•	Direct includes product sales through our four e-commerce sites and our single retail store;

•	Wholesale includes branded products sold to retailers and distributors, and products purchased for resale sold to retailers and mass merchants. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business; and

•	Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

For the three months ended September 30, 2019, sales to and through Amazon accounted for 33% of our net sales.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended (unaudited)
	September 30, 2019	September 30, 2018
	(in thousands)
Net Sales:
Direct	$1,144	$1,146
Wholesale	2,871	2,698
Other	79	76
Total Net Sales	$4,094	$3,920

Gross Profit:
Direct	$540	$524
Wholesale	808	657
Other	(211)	(194)
Total Gross Profit	$1,137	$987

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 17. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases expiring at the end of 2020. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at July 1, 2019 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At September 30, 2019, the weighted average remaining lease term is 1.3 years, the weighted average discount rate is 20% and the operating lease costs are $102,300.

Supplemental balance sheet information related to leases at September 30, 2019 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$377

Current lease liabilities	Operating lease obligations	$358
Non-current lease liabilities	Long-term operating lease obligations	102
Total lease liabilities		$460

 Maturities of lease liabilities at September 30, 2019 are as follows:

Payments	(in thousands)
Remainder of fiscal 2020	$313
2021	211
Total undiscounted lease payments	524
Less: present value discount	(64)
Total lease liability balance	$460

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $619,744. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2019:

Years ending June 30,	(in thousands)
2020 (nine months)	$117
2021	103
2022	62
2023	40
2024	23
Future Minimum Note Payable Payments	$345
Less Amount Representing Interest	(52)
Present Value of Minimum Note Payable Payments	293
Less Current Portion	(100)
Long-Term Obligations under Equipment Notes Payable	$193

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 17. COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 18. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the three months ended September 30, 2018 was accrued by the Company at the prevailing prime rate (which is currently 5.0%) and totaled $960. The accrued interest on the note as of September 30, 2019 was $24,761. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the three months ended September 30, 2018 was accrued by the Company at the prevailing prime rate (which is currently 5.0%) and totaled $505. The accrued interest on the note as of September 30, 2019 was $7,087. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On September 30, 2019, the balance owed under this line of credit was $954,178.

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

The loans from Power Up (see Note 12) to OneUp are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up is controlled by Curt Kramer, who also controls HCI. As last reported to us, HCI owns 7.5% of our common stock.

On September 13, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 13, 2019. A portion of the note proceeds were used to satisfy the balance due on the October 26, 2017 note payable and the remaining proceeds of $262,257 are for working capital purposes. This loan was repaid in full on September 13, 2019. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 18. RELATED PARTY TRANSACTIONS (Continued)

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $22,326 at September 30, 2019 and $25,278 at June 30, 2019. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. Repayment of this note is by 78 weekly payments of $2,327. On September 30, 2019, the balance owed under this note payable was $125,495. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 23, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 18, 2020. On September 30, 2019, the balance owed under this note payable was $300,000.The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On March 1, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March1, 2020. On September 30, 2019, the balance owed under this note payable was $134,249. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On April 26, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 26, 2020. On September 30, 2019, the balance owed under this note payable was $180,328. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

NOTE 19. STOCKHOLDERS’ EQUITY

Options

At September 30, 2019, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 200,000 shares are reserved for issuance under the 2009 Plan until that Plan terminated on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2019, the number of shares available for issuance under the 2015 Plan was 950,000. There are no shares available for issuance under the 2009 Plan, other than the 200,000 stock options that have already been granted.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 19. STOCKHOLDERS’ EQUITY (Continued)

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2019:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2019	4,050,000	2.3 years	$.02	$13,500
Granted	200,000	4.8 years	.03	—
Exercised	—	—	—	—
Forfeited or expired	(50,000)	3.2 years	.03	—
Options outstanding as of September 30, 2019	4,200,000	2.1 years	$.02	$13,500
Options exercisable as of September 30, 2019	2,300,000	1.7 years	$.02	$975

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.02 for such day.

There were 200,000 stock options granted during the three months ended September 30, 2019 and 200,000 stock options granted during the three months ended September 30, 2018. The value assumptions related to options granted during the three months ended September 30, 2019, were as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Exercise Price:	$.03	$.046
Volatility:	407%	391%
Risk Free Rate:	1.81%	2.7%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2019:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.01 to .03	3,800,000	2.1	$.02	2,125,000	$.02
$.034 to .05	400,000	3.0	$.05	175,000	$.04
Total stock options	4,200,000	2.1	$.02	2,300,000	$.02

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 19. STOCKHOLDERS’ EQUITY (Continued)

Stock-based compensation (continued)

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended September 30, 2019 and 2018 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Other Selling and Marketing	$1	$1
General and Administrative	4	5
Total Stock-based Compensation Expense	$5	$6

As of September 30, 2019, the Company’s total unrecognized compensation cost was $36,965 which will be recognized over the weighted average vesting period of three years.

Share Purchase Warrants

As of September 30, 2019 and 2018, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at September 30, 2019 and June 30, 2019.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2019, the Company had reserved the following shares of common stock for issuance:

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 20. – SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company borrowed $33,000 from a secured lender, bringing the loan balance up to $148,128. Repayment of this note is by 78 weekly payments of $2,298. On September 30, 2019, the balance owed under this note payable was $125,495. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

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

	Three Months Ended
	(unaudited)
	September 30, 2019	September 30, 2018
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.2%	74.8%
Gross Margin	27.8%	25.2%
Selling, General and Administrative Expenses	25.0%	25.2%
Income (Loss) From Operations	2.8%	-%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	September 30, 2019		September 30, 2018
Net Sales:
Liberator	$1,512	37%	$1,705	44%
Jaxx	1,135	28%	981	25%
Avana	843	21%	690	17%
Products purchased for resale	382	9%	385	10%
Other	222	5%	159	4%
Total Net Sales	$4,094	100%	$3,920	100%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net sales. Sales for the three months ended September 30, 2019 were $4,094,549, a 4% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased $193,000 (or 11%) during the quarter from the comparable prior year period, due primarily to lower sales through Amazon.com;

•	Jaxx sales – Jaxx product sales increased 16% from the prior year first quarter, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon and Wayfair;

•	Avana sales – Net sales of Avana products increased 22% during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and others; and

•	Products purchased for resale – This product category increased by $63,000 from the prior year first quarter due to higher sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite labor cost increases in all production areas, gross profit increased to $1,137,393 for the three months ended September 30, 2019 from $986,861 in the comparable prior year period. The labor cost increases were offset by favorable inventory adjustments and the gross margin, as a percentage of sales, increased to 28% from 25% in the prior year period.

Operating expenses. Total operating expenses for the three months ended September 30, 2019 were 25% of net sales, or approximately $1,024,000, compared to 25% of net sales, or approximately $983,000, for the same period in the prior year.  Of the $41,000 increase, approximately $70,000 was due to higher selling and administrative salaries, offset in part by higher overhead absorption ($15,000) and lower expenses in a number of other categories.

Other income (expense). Other income (expense) during the first quarter increased from expense of approximately ($142,050) in fiscal 2019 to expense of approximately ($158,561) during the first quarter of fiscal 2020. The increase was primarily due to higher average borrowing balances and additional interest expense on those higher balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
(Dollars in thousands)	2019	2018
	(Unaudited)
Cash flow data:
Cash used in operating activities	$(95)	$(132)
Cash used in investing activities	$(8)	$(1)
Cash provided by financing activities	$30	$12

As of September 30, 2019, our cash and cash equivalents totaled $576,051, compared to $309,659 in cash and cash equivalents as of September 30, 2018.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash used in operating activities was $95,461 in the three months ended September 30, 2019 compared to $132,233 net cash used in operating activities in the three months ended September 30, 2018.  The primary components of the cash used by operating activities in the current year is the net loss of ($44,953) and an increase in inventories of $202,024, a decrease in accrued payroll of $64,095, offset in part by a decrease in accounts receivable of $71,804 and an increase in accounts payable of $107,533.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2019 was $7,517 and related to the purchase and installation of certain production equipment during the first quarter.

Financing Activities

Cash provided by financing activities during the three months ended September 30, 2019 of $30,166 was primarily attributable to the proceeds from the unsecured notes payable and borrowings from the credit card advance, offset in part by the repayment of the unsecured notes payable and credit card advance.

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

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. We incurred a net loss of approximately $45,000 for the three months ended September 30, 2018 and a net loss of approximately ($157,000) for the year ended June 30, 2019. As of September 30, 2019, we have an accumulated deficit of approximately $9,061,000 and a working capital deficit of approximately $2,624,000. This raises substantial doubt about our ability to continue as a going concern.

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

 Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA income for the three months ended September 30, 2019 and 2018:

(Dollars in thousands)	Three months ended September 30,
	2019	2018
Net loss	$(45)	$(138)
Plus interest expense, net	158	142
Plus depreciation and amortization expense	40	41
Plus stock-based compensation	5	6
Adjusted EBITDA income	$158	$51

As used herein, Adjusted EBITDA income represents net loss before interest income, interest expense, income taxes, depreciation, amortization, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net loss of the Company or net cash used in operating activities.

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

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger and Capitalization Agreement	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.2
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3(i)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	3/3/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/5/15	3.5
3.5	Bylaws	SB-2	3/2/07	3(ii)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer				Filed
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer				Filed
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

November 13, 2019	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 13, 2019	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)