Form 10-Q
period 2019-12-31
Luvu Brands, Inc.
filed 2020-02-13
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

As of February 11, 2020, there were 73,452,596 shares of common stock outstanding.

LUVU BRANDS, INC.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	Page Number

	Condensed Consolidated Balance Sheets –	3
	At December 31, 2019 (unaudited) and June 30, 2019

	Condensed Consolidated Statements of Operations –	4
	For the Three and Six Months Ended December 31, 2019 and December 31, 2018 (unaudited)

Condensed Consolidated Statements of Stockholders’ Deficit –

For the Six Months Ended December 31, 2019 and December 31, 2018 (unaudited)

For the Three Months Ended December 31, 2019 and December 31, 2018 (unaudited)

		5 6

	Condensed Consolidated Statements of Cash Flows –	7
	For the Six Months Ended December 31, 2019 and December 31, 2018 (unaudited)

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4.	Controls and Procedures	31

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Mine Safety Disclosures	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	33

SIGNATURES		34

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,
	2019	June 30,
	(unaudited)	2019
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$614	$649
Accounts receivable, net	1,061	830
Inventories, net	1,954	1,751
Prepaid expenses	83	52
Total current assets	3,712	3,282

Equipment and leasehold improvements, net	724	792
Operating lease assets	310	—
Other assets	12	13
Total assets	$4,758	$4,087

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,544	$2,561
Current debt	2,532	2,373
Other accrued liabilities	645	618
Operating lease liability	379	—
Total current liabilities	6,100	5,552

Noncurrent liabilities:
Long-term debt	590	656
Deferred rent	—	34
Total noncurrent liabilities	590	690
Total liabilities	6,690	6,242
Commitments and contingencies (See Note 17)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at December 31, 2019 and June 30, 2019	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at December 31, 2019 and June 30, 2019	735	735
Additional paid-in capital	6,137	6,126
Accumulated deficit	(8,804)	(9,016)
Total stockholders’ deficit	(1,932)	(2,155)
Total liabilities and stockholders’ deficit	$4,758	$4,087

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands, except share data)
Net Sales	$4,779	$4,773	$8,874	$8,693
Cost of goods sold	3,260	3,451	6,217	6,384
Gross profit	1,519	1,322	2,657	2,309
Operating expenses
Advertising and promotion	116	87	196	185
Other selling and marketing	317	287	634	564
General and administrative	633	563	1,220	1,130
Depreciation and amortization	39	42	79	83
Total operating expenses	1,105	979	2,129	1,962
Income from operations	414	343	528	347
Other Income (Expense):
Interest expense and financing costs	(157)	(144)	(316)	(286)
Total Other (Expense)	(157)	(144)	(316)	(286)
Income before income taxes	257	199	212	61
Provision for income taxes	—	—	—	—
Net income	$257	$199	$212	$61
Net income per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Shares used in computing net income per share
Basic	73,452,596	73,452,596	73,452,596	73,452,596
Diluted	74,201,194	75,285,644	74,243,627	75,297,147

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months ended December 31, 2018 and December 31, 2019

(Unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, June 30, 2018	4,300,000	$—	73,452,596	$735	$6,103	$(8,859)	$(2,021)

Stock-based compensation expense	—	—	—	—	12	—	12
Net income	—	—	—	—	—	61	61
Six Months Ended December 31, 2018 (Unaudited)	4,300,000	$—	73,452,596	$735	$6,115	$(8,798)	$(1,948)

Balance, June 30, 2019	4,300,000	$—	73,452,596	$735	$6,126	$(9,016)	$(2,155)

Stock-based compensation expense	—	—	—	—	11	—	11
Net income	—	—	—	—	—	212	212
Six Months Ended, December 31, 2019 (Unaudited)	4,300,000	$—	73,452,596	$735	$6,137	$(8,804)	$(1,932)

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended December 31, 2018 and December 31, 2019

(Unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, September 30, 2018	4,300,000	$—	73,452,596	$735	$6,109	$(8,997)	$(2,153)

Stock-based compensation expense	—	—	—	—	6	—	6
Net income	—	—	—	—	—	199	199
Three Months Ended December 31, 2018 (Unaudited)	4,300,000	$—	73,452,596	$735	$6,115	$(8,798)	$(1,948)

Balance, September 30, 2019	4,300,000	$—	73,452,596	$735	$6,131	$(9,061)	$(2,195)

Stock-based compensation expense	—	—	—	—	6	—	6
Net income	—	—	—	—	—	257	257
Three Months Ended, December 31, 2019 (Unaudited)	4,300,000	$—	73,452,596	$735	$6,137	$(8,804)	$(1,932)

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2019	2018
OPERATING ACTIVITIES:	(in thousands)
Net income	$212	$61
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	79	83
Stock based compensation expense	11	12
Deferred rent payable	—	(22)
Provision for (recovery of) bad debt	—	(1)
Amortization of operating lease asset	138	—
Changes in operating assets and liabilities:
Accounts receivable	(232)	(198)
Inventories	(202)	(85)
Prepaid expenses and other assets	(29)	69
Accounts payable	(17)	319
Accrued compensation	62	(6)
Accrued expenses and interest	27	(56)
Operating lease liability	(166)	—
Net cash (used in) provided by operating activities	(117)	176

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(12)	(3)
Net cash used in investing activities	(12)	(3)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	(49)	(89)
Repayment of unsecured note payable	(437)	(668)
Proceeds from unsecured note payable	300	550
Net cash provided by line of credit	132	371
Borrowings of credit card advance	450	290
Repayment of credit card advance	(302)	(415)
Proceeds from secured notes payable	233
Repayments of secured notes payable	(188)	—
Repayment of unsecured line of credit	27	(6)
Payments on equipment notes	(65)	(54)
Principal payments on capital leases	(7)	(14)
Net cash provided by (used in) financing activities	94	(35)
Net (decrease) increase in cash and cash equivalents	(35)	138
Cash and cash equivalents at beginning of period	649	431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$614	$569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$—	$55
Operating lease asset obtained in exchange for operating lease liability	$448	$—
Cash paid during the period for:
Interest	$313	$283
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. As of December 31, 2019 the Company has an accumulated deficit of approximately $8.8 million and a working capital deficit of approximately $2.4 million. This raises substantial doubt about its ability to continue as a going concern.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.

Our total deferred revenue as of June 30, 2019 was $14,198 and was included in “Accrued expenses” on our consolidated balance sheets. The deferred revenue balance as of December 31, 2019 was $15,073.

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

The following is a summary of Accounts Receivable as of December 31, 2019 and June 30, 2019.

	December 31, 2019	June 30, 2019
	(in thousands)
Accounts receivable	$1,081	$850
Allowance for doubtful accounts	(20)	(20)
Total accounts receivable, net	$1,061	$830

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at December 31, 2019 that exceeded the balance insured by the FDIC by $444,572.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and six months ended December 31, 2019, we purchased 27% and 31%, respectively, of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2019, we purchased 37 % of total inventory purchases from one vendor.

As of December 31, 2019 one of the Company’s customers (Amazon) represents 55% of the total accounts receivables compared to 50% as of June 30, 2019.

Fair Value of Financial and Derivative Instruments

At December 31, 2019, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was zero at December 31, 2019 and $1,500 at June 30, 2019. Advertising expense for the three months ended December 31, 2019 and 2018 was $115,815 and $87,613, respectively. Advertising expense for the six months ended December 31, 2019 and 2018 was $195,683 and $185,195, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $26,179 and $37,367 for the three months ended December 31, 2019 and 2018, respectively. Expenses for new product development totaled $54,852 and $73,897 for the six months ended December 31, 2019 and 2018, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2019.

Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of December 31, 2019, the Company has completed $101,776 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended December 31, 2019 and 2018 was $88,119 and $88,119, respectively. The rent expense under this lease for the six months ended December 31, 2019 and 2018 was $176,239 and $176,239, respectively.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

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

Recently adopted

In February 2016, FASB issued ASU No. 2016-12, Leases, which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This amendment is effective for the Company’s fiscal year ending June 2020 with early adoption permitted. The Company adopted the guidance on July 1, 2019 and recorded an operating lease asset and a corresponding operating lease liability for the same amount. The adoption was done on a modified retrospective basis with no adjustments made to periods prior to July 1, 2019 (see Note 17.)

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

Net Income Per Share

Basic net income per common share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period, and diluted net income per share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using the treasury stock method.  As of December 31, 2019 and 2018, the common stock equivalents did not have any effect on net income per share.

	December 31,
	2019	2018
Common stock options – 2009 Plan	100,000	200,000
Common stock options – 2015 Plan	4,100,000	3,950,000
Convertible preferred stock	4,300,000	4,300,000
Total	8,500,000	8,450,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of December 31, 2019 or June 30, 2019.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2019	June 30, 2019
	(in thousands)
Raw materials	$867	$872
Work in process	178	111
Finished goods	990	849
Total inventories	2,035	1,832
Allowance for inventory reserves	(81)	(81)
Total inventories, net of allowance	$1,954	$1,751

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	December 31, 2019	June 30, 2019	Estimated Useful Life
	(in thousands)
Factory equipment	$2,558	$2,558	2-10 years
Computer equipment and software	1,051	1,050	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	446	446	10 years
Project in process	93	83
Subtotal	4,353	4,342
Accumulated depreciation	(3,629)	(3,550)
Equipment and leasehold improvements, net	$724	$792

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2019.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	(in thousands)

Accrued compensation	$429	$367
Accrued expenses and interest	216	188
Current portion of deferred rent payable	–	63
Other accrued liabilities	$645	$618

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

 NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at December 31, 2019 and June 30, 2019 consisted of the following:

	December 31, 2019	June 30, 2019
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$53	$25
Line of credit (Note 13)	1,085	953
Short-term unsecured notes payable (Note 9)	386	523
Current portion of term note payable – shareholder (Note 11)	-	49
Current portion of equipment notes payable (Note 17)	110	127
Current portion secured notes payable (Note 15)	454	392
Current portion of leases payable	1	8
Credit card advance (net of discount) (Note 12)	327	180
Notes payable – related party (Note 10)	116	116
Total current debt	2,532	2,373
Long-term debt:
Unsecured notes payable (Note 9)	400	400
Secured notes payable (Note 15)	39	57
Equipment note payable (Note 17)	151	199
Total long-term debt	$590	$656

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2019 and June 30, 2019 consisted of the following:

	December 31, 2019	June 30, 2019
Current debt:	(in thousands)
20% Unsecured note, bi-weekly principal and interest, due April 26, 2020 (1)	$99	$247
20% Unsecured note, bi-weekly principal and interest, due September 13, 2019 (2)	-	62
20% Unsecured note, bi-weekly principal and interest, due March 1, 2020 (3)	62	214
20% Unsecured note, bi-weekly principal and interest, due September 18, 2020 (4)	225	-
Total current debt	386	523
Long-term debt:
20% Unsecured note, interest only, due May 1, 2021 (5)	200	200
20% Unsecured note, interest only, due October 31, 2021 (6)	100	100
20% Unsecured note, interest only, due July 31, 2021 (7)	100	100
Total long-term debt	400	400
Total unsecured notes payable	$786	$923

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

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

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at December 31, 2019 and June 30, 2019 consisted of the following:

	December 31, 2019	June 30, 2019
	(in thousands)

Unsecured note payable to an officer, with interest at 4.75%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 4.75%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$-	$-

NOTE 11. TERM NOTES PAYABLE - SHAREHOLDER

 On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note was due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,405.60 each and increase 15% each year, with 12 payments of $16,450.45 during year five. This Note was repaid in full on September 1, 2019.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

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

On January 29, 2019, the Company borrowed an additional $300,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $345,000 which includes a one-time finance charge of $45,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $297,000. This loan was repaid in full on November 20, 2019. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder (see Note 18).

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

On November 22, 2019, the Company borrowed an additional $200,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $238,667 which includes a one-time finance charge of $38,667, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (see Note 18).

As of December 31, 2019, the principle amount of the credit card advances totaled $327,552, net of a discount of $50,934.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of December 31, 2019, the interest rate was 7.75%) and the Monthly Service Fee was changed to .5% per month.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 18).  On December 31, 2019, the balance owed under this line of credit was $1,084,613.  As of December 31, 2019, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $52,632 at December 31, 2019 and $25,278 at June 30, 2019.

NOTE 15. SECURED NOTE PAYABLE

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. Repayment of this note is by 78 weekly payments of $2,327. On November 7,2019, the Company received an additional $33,000 under this loan. On December 31, 2019, the balance owed under this note payable was $137,060. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On June 28, 2019, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp a total of $302,000. Repayment of this note is by 12 monthly payments of $26,301, which includes interest at 8.22%. On December 31, 2019, the balance owed under this note payable was $179,166. The Company has granted Amazon a security interest in certain assets of the Company.

On November 27, 2019 the Company entered into an agreement with OnDeck, whereby OnDeck agreed to loan OneUp a total of $200,000. Terms for this loan calls for a repayment of $234,000 which includes a one-time finance charge of $34,000, approximately nine months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. On December 31, 2019, the balance owed under this note payable was $177,731. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder.

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

For the three and six months ended December 31, 2019, sales to and through Amazon accounted for 38% and 35% of our net sales, respectively. The following is a summary of sales results for the Direct, Wholesale, and Other channels.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

	Three Months Ended (unaudited)
	December 31, 2019	December 31, 2018
(in thousands)
Net Sales:
Direct	$1,303	$1,449
Wholesale	3,398	3,234
Other	78	90
Total Net Sales	$4,779	$4,773

Gross Profit:
Direct	$670	$647
Wholesale	1,006	926
Other	(157)	(251)
Total Gross Profit	$1,519	$1,322

	Six Months Ended (unaudited)
	December 31, 2019	December 31, 2018
(in thousands)
Net Sales:
Direct	$2,421	$2,595
Wholesale	6,296	5,933
Other	157	165
Total Net Sales	$8,874	$8,693

Gross Profit:
Direct	$1,203	$1,171
Wholesale	1,821	1,584
Other	(367)	(446)
Total Gross Profit	$2,657	$2,309

NOTE 17. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases expiring at the end of 2020. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at July 1, 2019 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At December 31, 2019, the weighted average remaining lease term is 1.3 years, the weighted average discount rate is 20% and the operating lease costs are $204,600.

Supplemental balance sheet information related to leases at December 31, 2019 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$310

Current lease liabilities	Operating lease obligations	$379
Non-current lease liabilities	Long-term operating lease obligations	—
Total lease liabilities		$379

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

 Maturities of lease liabilities at December 31, 2019 are as follows:

Payments	(in thousands)
Remainder of fiscal 2020	$211
2021	211
Total undiscounted lease payments	422
Less: Present value discount	(43)
Total lease liability balance	$379

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

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2019:

Years ending June 30,	(in thousands)
2020 (six months)	$76
2021	104
2022	62
2023	40
2024	23
Future Minimum Note Payable Payments	$305
Less Amount Representing Interest	(44)
Present Value of Minimum Note Payable Payments	261
Less Current Portion	(110)
Long-Term Obligations under Equipment Notes Payable	$151

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

NOTE 18. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the six months ended December 31, 2018 was accrued by the Company at the prevailing prime rate (which is currently 4.75%) and totaled $926. The accrued interest on the note as of December 31, 2019 was $29,787. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the six months ended December 31, 2018 was accrued by the Company at the prevailing prime rate (which is currently 4.75%) and totaled $487. The accrued interest on the note as of December 31, 2019 was $9,732. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On December 31, 2019, the balance owed under this line of credit was $1,084,613.

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

On September 13, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 13, 2019. A portion of the note proceeds were used to satisfy the balance due on the October 26, 2017 note payable and the remaining proceeds of $262,257 are for working capital purposes. This loan was repaid in full on September 13, 2019. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. (Note 9).

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $52,632 at December 31, 2019 and $25,278 at June 30, 2019. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman (Note 14).

On March 1, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March1, 2020. On December 31, 2019, the balance owed under this note payable was $62,427. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman (Note 9).

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

On April 26, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 26, 2020. On December 31, 2019, the balance owed under this note payable was $98,751. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman (Note 9).

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. Repayment of this note is by 78 weekly payments of $2,327. On December 31, 2019, the balance owed under this note payable was $137,060. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (Note 15).

On September 23, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 18, 2020. On December 31, 2019, the balance owed under this note payable was $225,017.The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman (Note 9).

On November 27, 2019 the Company entered into an agreement with OnDeck, whereby OnDeck agreed to loan OneUp a total of $200,000. Terms for this loan calls for a repayment of $234,000 which includes a one-time finance charge of $34,000, approximately nine months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. . On December 31, 2019, the balance owed under this note payable was $177,731. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (Note 15).

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to HCI on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note was due on or before August 31, 2019 and bears interest at the rate of 3% per annum. This Note was repaid in full on September 1, 2019 (Note 11).

NOTE 19. STOCKHOLDERS’ EQUITY

Options

At December 31, 2019, the Company had the 2009 and 2015 Stock Option Plans (the “Plans”), which are shareholder-approved and under which 100,000 shares are reserved for issuance under the 2009 Plan until that Plan terminated on October 20, 2019 and 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the Plans, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2019, the number of shares available for issuance under the 2015 Plan was 900,000. There are no shares available for issuance under the 2009 Plan, other than the 100,000 stock options that have already been granted.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2019:

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2019	4,050,000	2.3 years	$.02	$13,500
Granted	300,000	4.7 years	.03	—
Exercised	—	-	—	—
Forfeited or expired	(150,000)	1.0 years	.03	—
Options outstanding as of December 31, 2019	4,200,000	2.0 years	.02	$13,500
Options exercisable as of December 31, 2019	2,825,000	1.5 years	.02	$13,500

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.02 for such day.

There were 300,000 stock options granted during the six months ended December 31, 2019 and 200,000 stock options granted during the six months ended December 31, 2018. The value assumptions related to options granted during the six months ended December 31, 2019 and 2018, were as follows:

	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018
Exercise Price:	$.02 - $.03	$.046
Volatility:	405% - 407%	391%
Risk Free Rate:	1.6% - 1.81%	2.7%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

  The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2019:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.01 to .03	3,800,000	1.9	$.02	2,650,000	$.02
$.034 to .05	400,000	2.7	$.05	175,000	$.04
Total stock options	4,200,000	2.0	$.02	2,825,000	$.02

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the six month periods ended December 31, 2019 and 2018 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Cost of Goods Sold	$—	$—	$—	$—
Other Selling and Marketing	1	1	2	2
General and Administrative	5	5	9	10
Total Stock-based Compensation Expense	$6	$6	$11	$12

As of December 31, 2019, the Company’s total unrecognized compensation cost was $33,218 which will be recognized over the weighted average vesting period of three years.

Share Purchase Warrants

As of December 31, 2019 and 2018, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at December 31, 2019 and June 30, 2019.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2019, the Company had reserved the following shares of common stock for issuance:

December 31,
2019
Shares of common stock reserved for issuance under the 2009 Stock Option Plan	100,000
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	9,400,000

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

	Three Months Ended
	(unaudited)
	December 31, 2019	December 31, 2018
Net Sales	100.0%	100.0%
Cost Of Goods Sold	68.2%	72.3%
Gross Margin	31.8%	27.7%
Selling, General and Administrative Expenses	23.1%	20.5%
Income From Operations	8.7%	7.2%

	Six Months Ended
	(unaudited)
	December 31, 2019	December 31, 2018
Net Sales	100.0%	100.0%
Cost Of Goods Sold	70.1%	73.4%
Gross Margin	29.9%	26.6%
Selling, General and Administrative Expenses	24.0%	22.6%
Income From Operations	5.9%	4.0%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	December 31, 2019		December 31, 2018
Net Sales:
Liberator	$1,970	41%	$2,224	47%
Jaxx	1,182	25%	1,036	22%
Avana	1,037	22%	838	17%
Products purchased for resale	394	8%	464	10%
Other	196	4%	211	4%
Total Net Sales	$4,779	100%	$4,773	100%

	Six Months Ended (unaudited)
(Dollars in thousands)	December 31, 2019		December 31, 2018
Net Sales:
Liberator	$3,481	39%	$3,930	45%
Jaxx	2,316	26%	2,016	23%
Avana	1,881	21%	1,528	18%
Products purchased for resale	777	9%	849	10%
Other	418	5%	370	4%
Total Net Sales	$8,874	100%	$8,693	100%

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Net sales. Sales for the three months ended December 31, 2019 were $4,779,374, essentially unchanged from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased $254,000 (or 11%) during the quarter from the comparable prior year period, due primarily to lower sales through Amazon.com;

•	Jaxx sales – Jaxx product sales increased $146,000 (or 14%) from the prior year second quarter, primarily due to an expanded product offering of indoor products and greater sales through e-merchants, including Amazon and Wayfair;

•	Avana sales – Net sales of Avana products increased $199,000 (or 24%) during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and others; and

•	Products purchased for resale – This product category decreased by $70,000 (or 15%) from the prior year second quarter due to lower sales of certain products through our e-commerce website, Liberator.com and Amazon.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite labor cost increases in all production areas, gross profit increased to $1,519,000 for the three months ended December 31, 2019 from $1,322,000 in the comparable prior year period. The labor cost increases were offset by favorable inventory adjustments and the positive impact of outsourcing the sewing of certain high volume Jaxx and Avana products to Mexico. As a result, the gross margin, as a percentage of sales, increased to 32% from 28% in the prior year period.

Operating expenses. Total operating expenses for the three months ended December 31, 2019 were 23% of net sales, or approximately $1,105,000, compared to 21% of net sales, or approximately $979,000, for the same period in the prior year.  Of the $126,000 increase, approximately $61,000 was due to higher administrative salaries and property taxes and $29,000 in higher advertising and promotion.

Other income (expense). Other income (expense) during the second quarter increased from expense of approximately ($144,000) in fiscal 2019 to expense of approximately ($157,000) during the second quarter of fiscal 2020. The increase was primarily due to higher average borrowing balances and additional interest expense on those higher balances.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Net sales. Sales for the six months ended December 31, 2019 were $8,873,923, a 2% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased $449,000 (or 11%) during the first six months from the comparable prior year period, due primarily to lower sales through Amazon.com;

•	Jaxx sales – Jaxx product sales increased $300,000 (or 14%) from the prior year first half, primarily due to an expanded product offering of outdoor and indoor products and greater sales through e-merchants, including Amazon and Wayfair;

•	Avana sales – Net sales of Avana products increased $353,000 (or 23%) during the first six months from the comparable prior year period. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and others; and

•	Products purchased for resale – This product category decreased by $72,000 (or 8%) from the prior year first half due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite labor cost increases in all production areas, gross profit increased to $2,657,000 for the six months ended December 31, 2019 from $2,309,000 in the comparable prior year period. The labor cost increases were offset by favorable inventory adjustments and the positive impact of outsourcing the sewing of certain high volume Jaxx and Avana products to Mexico. As a result, the gross margin, as a percentage of sales, increased to 30% from 27% in the prior year period.

Operating expenses. Total operating expenses for the six months ended December 31, 2019 were 24% of net sales, or approximately $2,129,000, compared to 23% of net sales, or approximately $1,962,000, for the same period in the prior year.  Of the $167,000 increase, approximately $200,000 was due to higher selling and administrative salaries and personnel costs, offset in part by lower insurance expenses ($55,000).

Other income (expense). Other income (expense) during the first six month increased from expense of approximately ($286,000) in fiscal 2019 to expense of approximately ($316,000) during the first half of fiscal 2020. The increase was primarily due to higher average borrowing balances and additional interest expense on those higher balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
(Dollars in thousands)	2019	2018
	(Unaudited)
Cash flow data:
Cash (used in) provided by operating activities	$(117)	$176
Cash used in investing activities	$(12)	$(3)
Cash provided by (used in) financing activities	$94	$(35)

As of December 31, 2019, our cash and cash equivalents totaled $614,212, compared to $569,241 in cash and cash equivalents as of December 31, 2018.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash used in operating activities was $117,045 in the six months ended December 31, 2019 compared to $175,631 net cash used in operating activities in the six months ended December 31, 2018.  The primary components of the cash used by operating activities in the current year is the net income of $211,906 and an increase in accrued payroll of $61,871, an increase in accrued expenses of $27,411, offset by an increase in accounts receivable of $231,646 and an increase in inventory of $202,477.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2019 was $11,612 and related to the purchase and installation of certain production equipment during the first six months.

Financing Activities

Cash provided by financing activities during the six months ended December 31, 2019 of $93,841 was primarily attributable to the proceeds from the unsecured and secured notes payable and borrowings from the credit card advance, offset in part by the repayment of the unsecured and secured notes payable and credit card advance.

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

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. We incurred a net income of approximately $212,000 for the six months ended December 31, 2019 and a net loss of approximately ($157,000) for the year ended June 30, 2019. As of December 31, 2019, we have an accumulated deficit of approximately $8.8 million and a working capital deficit of approximately $2.4 million. This raises substantial doubt about our ability to continue as a going concern.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA income for the six months ended December 31, 2019 and 2018:

(Dollars in thousands)	Six months ended December 31,
	2019	2018
Net income	$212	$61
Plus interest expense, net	316	286
Plus depreciation and amortization expense	79	83
Plus stock-based compensation	11	12
Adjusted EBITDA income	$618	$442

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

LUVU BRANDS, INC.
(Registrant)

February 13, 2020	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 13, 2020	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)