Form 10-Q
period 2020-03-31
Luvu Brands, Inc.
filed 2020-05-15
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 13, 2020, there were 73,452,596 shares of common stock outstanding.

LUVU BRANDS, INC.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	Page Number

	Condensed Consolidated Balance Sheets –	4
	At March 31, 2020 (unaudited) and June 30, 2019

	Condensed Consolidated Statements of Operations –	5
	For the Three and Nine Months Ended March 31, 2020 and March 31, 2019 (unaudited)

Condensed Consolidated Statements of Stockholders’ Deficit –

For the Nine Months Ended March 31, 2020 and March 31, 2019 (unaudited)

For the Three Months Ended March 31, 2020 and March 31, 2019 (unaudited)

		6-7

	Condensed Consolidated Statements of Cash Flows –	8
	For the Nine Months Ended March 31, 2020 and March 31, 2019 (unaudited)

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	33

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	34

ITEM 1A.	Risk Factors	34

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

ITEM 3.	Defaults Upon Senior Securities	34

ITEM 4.	Mine Safety Disclosures	34

ITEM 5.	Other Information	34

ITEM 6.	Exhibits	35

SIGNATURES		36

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	our ability to continue as a going concern;
•	the impact of the Covid-19 pandemic on the Company;
•	our ability to continue to generate revenues and report profitable operations;
•	our ability to repay outstanding promissory notes;
•	our ability to pay our operating expenses and lack of access to additional capital;
•	market competition; and
•	lack of an active trading market for our common stock and the impact of penny stock rules on a trading market.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “LUVU,” the “Company,” “we,” “our,” “us,” and similar terms refers to LUVU Brands, Inc., a Florida corporation, and our wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). We maintain a corporate website at www.luvubrands.com. Unless specifically set forth to the contrary, the information which appears on our website at www.luvubrands.com is not part of this report.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,
	2020	June 30,
	(unaudited)	2019
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$341	$649
Accounts receivable, net	743	830
Inventories, net	1,985	1,751
Prepaid expenses	85	52
Total current assets	3,154	3,282

Equipment and leasehold improvements, net	710	792
Operating lease assets	239	—
Other assets	12	13
Total assets	$4,115	$4,087

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,752	$2,561
Current debt	2,185	2,373
Other accrued liabilities	422	618
Operating lease liability	291	—
Total current liabilities	5,650	5,552

Noncurrent liabilities:
Long-term debt	541	656
Deferred rent	—	34
Total noncurrent liabilities	541	690
Total liabilities	6,191	6,242
Commitments and contingencies (See Note 17)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at March 31, 2020 and June 30, 2019	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at March 31, 2020 and June 30, 2019	735	735
Additional paid-in capital	6,141	6,126
Accumulated deficit	(8,952)	(9,016)
Total stockholders’ deficit	(2,076)	(2,155)
Total liabilities and stockholders’ deficit	$4,115	$4,087

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands, except share data)
Net Sales	$4,032	$4,309	$12,906	$13,002
Cost of goods sold	2,964	3,059	9,182	9,443
Gross profit	1,068	1,250	3,724	3,559
Operating expenses
Advertising and promotion	117	84	313	269
Other selling and marketing	324	292	957	856
General and administrative	588	593	1,808	1,723
Depreciation and amortization	38	41	117	124
Total operating expenses	1,067	1,010	3,195	2,972
Income from operations	1	240	529	587
Other Income (Expense):
Interest expense and financing costs	(149)	(137)	(465)	(423)
Total Other (Expense)	(149)	(137)	(465)	(423)
Income (loss) before income taxes	(148)	103	64	164
Provision for income taxes	—	—	—	—
Net income (loss)	$(148)	$103	$64	$164
Net income (loss) per share:
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	$(0.00)	$0.00	$0.00	$0.00

Shares used in computing net income (loss) per share
Basic	73,452,596	73,452,596	73,452,596	73,452,596
Diluted	73,452,596	74,252,596	74,395,294	74,459,588

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months ended March 31, 2020 and March 31, 2019

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, June 30, 2018	4,300,000	$—	73,452,596	$735	$6,103	$(8,859)	$(2,021)

Stock-based compensation expense	—	—	—	—	17	—	17
Net income	—	—	—	—	—	164	164
Nine Months Ended March 31, 2019	4,300,000	$—	73,452,596	$735	$6,120	$(8,695)	$(1,840)

Balance, June 30, 2019	4,300,000	$—	73,452,596	$735	$6,126	$(9,016)	$(2,155)

Stock-based compensation expense	—	—	—	—	15	—	15
Net income	—	—	—	—	—	64	64
Nine Months Ended, March 31, 2020	4,300,000	$—	73,452,596	$735	$6,141	$(8,952)	$(2,076)

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended March 31, 2020 and March 31, 2019

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, December 31, 2018	4,300,000	$—	73,452,596	$735	$6,115	$(8,798)	$(1,948)

Stock-based compensation expense	—	—	—	—	5	—	5
Net income	—	—	—	—	—	103	103
Three Months Ended March 31, 2019 (Unaudited)	4,300,000	$—	73,452,596	$735	$6,120	$(8,695)	$(1,840)

Balance, December 31, 2019	4,300,000	$—	73,452,596	$735	$6,137	$(8,804)	$(1,932)

Stock-based compensation expense	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(148)	(148)
Three Months Ended, March 31, 2020 (Unaudited)	4,300,000	$—	73,452,596	$735	$6,141	$(8,952)	$(2,076)

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2020	2019
	(in thousands)
OPERATING ACTIVITIES:
Net income	$64	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117	124
Stock based compensation expense	15	17
Deferred rent payable	—	(36)
Provision for (recovery of) bad debt	(2)	(1)
Amortization of operating lease asset	209	—
Changes in operating assets and liabilities:
Accounts receivable	88	(74)
Inventories	(234)	(189)
Prepaid expenses and other assets	(31)	84
Accounts payable	191	143
Accrued compensation	(85)	(102)
Accrued expenses and interest	(49)	(53)
Operating lease liability	(254)	—
Net cash provided by operating activities	29	77

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(35)	(12)
Net cash used in investing activities	(35)	(12)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	(49)	(137)
Repayment of unsecured note payable	(662)	(998)
Proceeds from unsecured note payable	600	850
Net cash provided by line of credit	(1)	306
Borrowings of credit card advance	450	635
Repayment of credit card advance	(442)	(642)
Proceeds from secured notes payable	233	—
Repayments of secured notes payable	(348)	—
Repayment of unsecured line of credit	25	(5)
Payments on equipment notes	(100)	(83)
Principal payments on capital leases	(8)	(21)
Net cash used in financing activities	(302)	(95)
Net decrease in cash and cash equivalents	(308)	(30)
Cash and cash equivalents at beginning of period	649	431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$341	$401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$—	$55
Operating lease asset obtained in exchange for operating lease liability	$448	$—
Cash paid during the period for:
Interest	$461	$419
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

 Luvu Brands, Inc. (the “Company” or “Luvu”) was incorporated in the State of Florida on February 25, 1999. References to the Company in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). All operations of the Company are currently conducted by OneUp.

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana® inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, concept factory store, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint. In March, 2020, the Company began producing personal face masks under the Avana brand in response to the COVID-19 pandemic with shipments beginning in April. In April, 2020, the Company began producing and selling isolation gowns.

Sales are generated through internet and print advertisements, social marketing and the Company’s inside sales team.  We have a diversified customer base with only one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.  Foreign operations and foreign net sales are not material. Our business is seasonal and as a result we typically experience higher sales in our second and third fiscal quarters.

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. As of March 31, 2020 the Company has an accumulated deficit of approximately $9 million and a working capital deficit of approximately $2.5 million. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2018, we purchased new foam compression equipment for installation during the second quarter of fiscal 2018. These actions have yielded higher factory throughput at a lower cost of goods sold. However, these operational improvements have been more than offset by rising wages and raw material costs, including the imposition of import tariffs on certain raw materials. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $250,000 of funding, of which we estimate will be provided by debt financing (including the PPP Loan) and, to a lesser extent, cash flow from operations as well as cash on hand.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended June 30, 2019 filed with the SEC on October 11, 2019.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.

Our total deferred revenue as of June 30, 2019 was $14,198 and was included in “Accrued expenses” on our consolidated balance sheets. The deferred revenue balance as of March 31, 2020 was $15,298.

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

The following is a summary of Accounts Receivable as of March 31, 2020 and June 30, 2019.

	March 31, 2020	June 30, 2019
	(in thousands)
Accounts receivable	$744	$850
Allowance for doubtful accounts	(1)	(20)
Total accounts receivable, net	$743	$830

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at March 31, 2020 that exceeded the balance insured by the FDIC by $227,433. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and nine months ended March 31, 2020, we purchased 48% and 41%, respectively, of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2019, we purchased 37 % of total inventory purchases from one vendor.

As of March 31, 2020 one of the Company’s customers (Amazon) represents 58% of the total accounts receivables compared to 50% as of June 30, 2019.

Fair Value of Financial and Derivative Instruments

At March 31, 2020, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other debt.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $5,000 at March 31, 2020 and $1,500 at June 30, 2019. Advertising expense for the three months ended March 31, 2020 and 2019 was $117,449 and $83,553, respectively. Advertising expense for the nine months ended March 31, 2020 and 2019 was $313,132 and $268,748, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $26,501 and $22,673 for the three months ended March 31, 2020 and 2019, respectively. Expenses for new product development totaled $81,353 and $96,570 for the nine months ended March 31, 2020 and 2019, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by FASB ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2020.

Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $123,505 within six months of August 1, 2014. As of March 31, 2020, the Company has completed $101,776 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the three months ended March 31, 2020 and 2019 and the nine months ended March 31, 2020 and 2019 was $88,120 and $264,359, respectively.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

Basic net income (loss) per common share was determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period, and diluted net income (loss) per share was determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period plus the effect of stock options using the treasury stock method.  As of March 31, 2020 and 2019, the common stock equivalents did not have any effect on net income (loss) per share.

	March 31,
	2020	2019
Common stock options – 2009 Plan	—	200,000
Common stock options – 2015 Plan	4,000,000	4,050,000
Convertible preferred stock	4,300,000	4,300,000
Total	8,300,000	8,550,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of March 31, 2020 or June 30, 2019.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2020	June 30, 2019
	(in thousands)
Raw materials	$787	$872
Work in process	326	111
Finished goods	953	849
Total inventories	2,066	1,832
Allowance for inventory reserves	(81)	(81)
Total inventories, net of allowance	$1,985	$1,751

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	March 31, 2020	June 30, 2019	Estimated Useful Life
	(in thousands)
Factory equipment	$2,566	$2,558	2-10 years
Computer equipment and software	1,052	1,050	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	446	446	10 years
Project in process	108	83
Subtotal	4,377	4,342
Accumulated depreciation	(3,667)	(3,550)
Equipment and leasehold improvements, net	$710	$792

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2020.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019
	(in thousands)

Accrued compensation	$282	$367
Accrued expenses and interest	140	188
Current portion of deferred rent payable	—	63
Other accrued liabilities	$422	$618

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

 NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at March 31, 2020 and June 30, 2019 consisted of the following:

	March 31, 2020	June 30, 2019
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$50	$25
Line of credit (Note 13)	951	953
Short-term unsecured notes payable (Note 9)	462	523
Current portion of term note payable – shareholder (Note 11)	—	49
Current portion of equipment notes payable (Note 17)	95	127
Current portion secured notes payable (Note 15)	323	392
Current portion of leases payable	—	8
Credit card advance (net of discount) (Note 12)	188	180
Notes payable – related party (Note 10)	116	116
Total current debt	2,185	2,373
Long-term debt:
Unsecured notes payable (Note 9)	400	400
Secured notes payable (Note 15)	11	57
Equipment note payable (Note 17)	130	199
Total long-term debt	$541	$656

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at March 31, 2020 and June 30, 2019 consisted of the following:

	March 31, 2020	June 30, 2019
Current debt:	(in thousands)
20% Unsecured note, bi-weekly principal and interest, due April 26, 2020 (1)	$25	$247
20% Unsecured note, bi-weekly principal and interest, due September 13, 2019 (2)	—	62
20% Unsecured note, bi-weekly principal and interest, due March 1, 2020 (3)	—	214
20% Unsecured note, bi-weekly principal and interest, due September 18, 2020 (4)	158	—
20% Unsecured note, bi-weekly principal and interest, due February 19, 2021 (5)	279	—
Total current debt	462	523
Long-term debt:
20% Unsecured note, interest only, due May 1, 2021 (6)	200	200
20% Unsecured note, interest only, due October 31, 2021 (7)	100	100
20% Unsecured note, interest only, due July 31, 2021 (8)	100	100
Total long-term debt	400	400
Total unsecured notes payable	$862	$923

(1) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 26, 2020. $72,279 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note payable maturing July 26, 2019. This note was paid in full on April 26, 2020. Personally guaranteed by principal stockholder.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

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

(3) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing March 1, 2020. This note was fully paid in February 19, 2020. Personally guaranteed by principal stockholder.

(4) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 18, 2020. $12,677 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on March 1, 2020. Personally guaranteed by principal stockholder.

(5) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing February 19, 2021. Personally guaranteed by principal stockholder.

(6) Unsecured note payable for $200,000 to an individual, with interest payable monthly at 20%, principal due in full on May 1, 2013; extended to May 1, 2019; then extended to May 1, 2021. Personally guaranteed by principal stockholder.

(7) Unsecured note payable for $100,000 to an individual with interest at 20% payable monthly; principal originally due in full on October 31, 2014; extended to October 31, 2019; then extended to October 31, 2021. Personally guaranteed by principal stockholder.

(8) Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013; extended to July 31, 2019; then extended by the holder to July 31, 2021. Personally guaranteed by principal stockholder.

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at March 31, 2020 and June 30, 2019 consisted of the following:

	March 31, 2020	June 30, 2019
	(in thousands)

Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

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

As of March 31, 2020, the principle amount of the credit card advances totaled $187,526, net of a discount of $27,334.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of March 31, 2020, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 13. LINE OF CREDIT (continued)

On November 27, 2018, the credit agreement with Advance Financial Corporation was amended to increase the Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $500,000 or 125% of the eligible accounts receivable loan. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 18).  On March 31, 2020, the balance owed under this line of credit was $951,572.  As of March 31, 2020, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $50,217 at March 31, 2020 and $25,278 at June 30, 2019.

NOTE 15. SECURED NOTE PAYABLE

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. Repayment of this note is by 78 weekly payments of $2,327. On March 31, 2020, the balance owed under this note payable was $115,452. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On June 28, 2019, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp a total of $302,000. Repayment of this note is by 12 monthly payments of $26,301, which includes interest at 8.22%. On March 31, 2020, the balance owed under this note payable was $103,428. The Company has granted Amazon a security interest in certain assets of the Company.

On November 27, 2019 the Company entered into an agreement with OnDeck, whereby OnDeck agreed to loan OneUp a total of $200,000. Terms for this loan calls for a repayment of $234,000 which includes a one-time finance charge of $34,000, approximately nine months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. On March 31, 2020, the balance owed under this note payable was $115,453. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder.

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

For the three and nine months ended March 31, 2020, sales to and through Amazon accounted for 39% and 36% of our net sales, respectively. The following is a summary of sales results for the Direct, Wholesale, and Other channels.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 16. BUSINESS SEGMENTS (Continued)

	Three Months Ended (unaudited)
	March 31, 2020	March 31, 2019
(in thousands)
Net Sales:
Direct	$1,068	$1,252
Wholesale	2,889	2,982
Other	75	75
Total Net Sales	$4,032	$4,309

Gross Profit:
Direct	$482	$625
Wholesale	775	864
Other	(189)	(239)
Total Gross Profit	$1,068	$1,250
	Nine Months Ended (unaudited)
	March 31, 2020	March 31, 2019
(in thousands)
Net Sales:
Direct	$3,489	$3,848
Wholesale	9,185	8,914
Other	232	240
Total Net Sales	$12,906	$13,002

Gross Profit:
Direct	$1,684	$1,796
Wholesale	2,596	2,448
Other	(556)	(685)
Total Gross Profit	$3,724	$3,559

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 17. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases expiring at the end of 2020. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at July 1, 2019 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At March 31, 2020, the weighted average remaining lease term is 1.3 years, the weighted average discount rate is 20% and the operating lease costs are $309,969.

Supplemental balance sheet information related to leases at March 31, 2020 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$239

Current lease liabilities	Operating lease obligations	$291
Non-current lease liabilities	Long-term operating lease obligations	—
Total lease liabilities		$291

Maturities of lease liabilities at March 31, 2020 are as follows:

Payments	(in thousands)
Remainder of fiscal 2020 (three months)	$105
2021	211
Total undiscounted lease payments	316
Less: Present value discount	(25)
Total lease liability balance	$291

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

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2020:

Years ending June 30,	(in thousands)
2020 (three months)	$36
2021	103
2022	62
2023	40
2024	22
Future Minimum Note Payable Payments	$263
Less Amount Representing Interest	(38)
Present Value of Minimum Note Payable Payments	225
Less Current Portion	(95)
Long-Term Obligations under Equipment Notes Payable	$130

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

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

NOTE 18. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the nine months ended March 31, 2020 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $838. The accrued interest on the note as of March 31, 2020 was $30,624. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the nine months ended March 31, 2020 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $441. The accrued interest on the note as of March 31, 2020 was $10,173. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, the Company has provided its corporate guarantees on the credit facility.  On March 31, 2020, the balance owed under this line of credit was $951,572.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 18. RELATED PARTY TRANSACTIONS(Continued)

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $50,217 at March 31, 2020 and $25,278 at June 30, 2019. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On March 1, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March1, 2020. This loan was repaid in full on February 19, 2020. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On April 26, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 26, 2020. On March 31, 2020, the balance owed under this note payable was $25,258. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. Repayment of this note is by 78 weekly payments of $2,327. On March 31, 2020, the balance owed under this note payable was $115,452. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 23, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 18, 2020. On March 31, 2020, the balance owed under this note payable was $157,465.The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On November 27, 2019 the Company entered into an agreement with OnDeck, whereby OnDeck agreed to loan OneUp a total of $200,000. Terms for this loan calls for a repayment of $234,000 which includes a one-time finance charge of $34,000, approximately nine months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. . On March 31, 2020, the balance owed under this note payable was $115,453. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder.

On February 21, 2020, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 19, 2021. The lenders deducted an original issue discount of 2% and the balance due on the March 1, 2019 note payable of $12,677 and the remaining proceeds of $281,323 are for working capital purposes. On March 31, 2020, the balance owed under this note payable was $278,985. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 19. STOCKHOLDERS’ EQUITY

Options

At March 31, 2020, the Company had the 2015 Stock Option Plan (the “Plan”), which is a shareholder-approved plan under which 5,000,000 shares are reserved for issuance until that Plan terminates on August 31, 2025.

Under the Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2020, the number of shares available for issuance under the 2015 Plan was 1,000,000.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2020:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2019	4,050,000	2.3 years	$.02	$13,500
Granted	300,000	4.4 years	.03	—
Exercised	—	—	—	—
Forfeited or expired	(350,000)	1.3 years	.03	—
Options outstanding as of March 31, 2020	4,000,000	1.8 years	.02	$110,700
Options exercisable as of March 31, 2020	2,950,000	1.3 years	.02	$90,400

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.05 for such day.

There were 300,000 stock options granted during the nine months ended March 31, 2020 and 400,000 stock options granted during the nine months ended March 31, 2019. The value assumptions related to options granted during nine months ended March 31, 2020, were as follows:

	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019
Exercise Price:	$.02 - $.03	$.038 - $.046
Volatility:	405% - 407%	380% - 391%
Risk Free Rate:	1.6% - 1.81%	2.3% - 2.7%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 19. STOCKHOLDERS’ EQUITY (Continued)

 The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2020:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.01 to .03	3,800,000	1.7	$.02	2,900,000	$.02
$.034 to .05	200,000	3.3	$.05	50,000	$.05
Total stock options	4,000,000	1.8	$.02	2,950,000	$.02

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the nine month periods ended March 31, 2020 and 2019 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Cost of Goods Sold	$—	$—	$—	$—
Other Selling and Marketing	1	1	12	3
General and Administrative	3	4	3	14
Total Stock-based Compensation Expense	$4	$5	$15	$17

As of March 31, 2020, the Company’s total unrecognized compensation cost was $27,014 which will be recognized over the weighted average vesting period of three years.

Share Purchase Warrants

As of March 31, 2020 and 2019, there were no share purchase warrants outstanding.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

NOTE 19. STOCKHOLDERS’ EQUITY (Continued)

Common Stock

The Company’s authorized common stock was 175,000,000 shares at March 31, 2020 and June 30, 2019.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2020, the Company had reserved the following shares of common stock for issuance:

March 31,
2020
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

NOTE 20. – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2020 to the date these unaudited condensed consolidated financial statements were issued, and with the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact of COVID-19 on the global economic and operating environment. We find that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company. However, we are monitoring the rapidly evolving situation and its potential impacts on our financial condition, liquidity, operations, suppliers, industry and workforce.

On March 27, 2020, Congress passed and the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act, which is commonly known as the CARES Act which provides a stimulus package to certain business and individuals affected by the novel COVID-19 emergency. On April 26, 2020, Luvu Brands, Inc. (the “Company”) entered into a promissory note in the principal amount of $1,096,200 (the “PPP Loan”) in favor of Ameris Bank (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act, administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 26, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 27, 2020, the Company is required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize the principal amount outstanding by the maturity date. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The PPP Loan is unsecured and is a non-recourse obligation. All or a portion of the PPP Loan may be forgiven upon application to the Lender during the 8-week period beginning on the date of first disbursement for certain expenditure amounts, including payroll costs, in accordance with the requirements under the PPP. In the event all or any portion of the PPP Loan is forgiven, the amount forgiven is applied to outstanding principal. The foregoing description of the PPP Loan is qualified in its entirety by reference to the U.S. Small Business Administration Note filed as an exhibit on Form 8-K on April 28, 2020 and incorporated herein by reference.

 ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana® inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, concept factory store, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint. In March, 2020, the Company began producing personal face masks under the Avana brand in response to the COVID-19 pandemic with shipments beginning in April. In April, 2020, the Company began producing and shipping isolation gowns.

The Impact of the COVID-19 Pandemic on our Company

On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including retail commerce.

The impact of COVID-19 on the quarter ended March 31, 2020 has been a small decline in sales which resulted from many of our customers retail stores closing and the closure of our factory store on March 23, 2020, partially offset by an increase in online sales through our websites and to our e-merchant customers. We continue to assess the situation on a daily basis, but we are unable to predict when and how quickly we will be able to resume regular operations.

During this time, we have implemented several measures that we believe will ensure sufficient liquidity and support the business for the next several months. Specific measures, among other things, include the following:

●	Negotiating with our landlord to receive temporary rent deferrals on our facilities;

●	Negotiating with our vendors to defer payments;

●	Manufacturing and distribution of masks and gowns;

●	Shifting sales focus efforts to masks and gowns and our online consumer sales while the retail store environment is impacted; and
●	Ensuring we had sufficient inventory levels (both raw materials and finished goods), allowing us to continue to fulfill orders in the event we must shut down our manufacturing facility or supply chains were impacted.

On April 26, 2020, the Company entered into a promissory note in the principal amount of $1,096,200 (the “PPP Loan”) in favor of Ameris Bank (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act, administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 26, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 27, 2020, the Company is required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize the principal amount outstanding by the maturity date. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The PPP Loan is unsecured and is a non-recourse obligation. All or a portion of the PPP Loan may be forgiven upon application to the Lender during the 8-week period beginning on the date of first disbursement for certain expenditure amounts, including payroll costs, in accordance with the requirements under the PPP. In the event all or any portion of the PPP Loan is forgiven, the amount forgiven is applied to outstanding principal.

As the adverse impact of COVID-19 on our company, industry, and country continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to the COVID-19 pandemic. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our transportation service providers, third-party manufacturing partners or vendors) could have a material adverse effect on our business, operations and financial performance.

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak, this situation may have a significant positive effect on our reported results of operations for our fourth fiscal quarter of 2020, as many of our products are intended for home use, including Liberator, Jaxx indoor and outdoor products and Avana “top of bed” comfort products. To that end, April, 2020 preliminary net sales were 34% higher (or $444,000) than April, 2019, of which masks and gown shipments accounted for $270,000 of the increase. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended
	(unaudited)
	March 31, 2020	March 31, 2019
Net Sales	100.0%	100.0%
Cost Of Goods Sold	73.5%	71.0%
Gross Margin	26.5%	29.0%
Selling, General and Administrative Expenses	26.5%	23.4%
Income From Operations	0.0%	5.6%

	Nine Months Ended
	(unaudited)
	March 31, 2020	March 31, 2019
Net Sales	100.0%	100.0%
Cost Of Goods Sold	71.1%	72.7%
Gross Margin	28.9%	27.3%
Selling, General and Administrative Expenses	24.8%	22.8%
Income From Operations	4.1%	4.5%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	March 31, 2020		March 31, 2019
Net Sales:
Liberator	$1,672	41%	$1,966	46%
Jaxx	841	21%	844	20%
Avana	990	24%	864	20%
Products purchased for resale	347	9%	447	10%
Other	212	5%	188	4%
Total Net Sales	$4,032	100%	$4,309	100%

	Nine Months Ended (unaudited)
(Dollars in thousands)	March 31, 2020		March 31, 2019
Net Sales:
Liberator	$5,123	40%	$5,896	45%
Jaxx	3,158	24%	2,861	22%
Avana	2,871	22%	2,391	19%
Products purchased for resale	1,124	9%	1,296	10%
Other	630	5%	558	4%
Total Net Sales	$12,906	100%	$13,002	100%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net sales. Sales for the three months ended March 31, 2020 were $4,031,749, a decrease of 6% from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased 15% during the quarter from the comparable prior year period, due primarily to lower sales of Liberator products through adult retail channels in March, as many of these customers retail stores were closed in March, due to the COVID-19 pandemic.
•	Jaxx sales – Jaxx product sales were relatively unchanged from the prior year third quarter, as the majority of Jaxx sales are through online retailers, most of which have, to date, not been impacted by the COVID-19 pandemic.
•	Avana sales – Net sales of Avana products increased $126,000 (or 15%) during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and our own e-commerce site, AvanaComfort.com. On March 23, 2020, the Company announced that it would begin making face masks. Face mask sales were minimal in the quarter ended March 31, 2020.
•	Products purchased for resale – This product category declined by $100,000 (or 22%) from the prior year third quarter due to lower sales of certain products through Amazon and our Liberator.com e-commerce site.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalty expense and depreciation.  Gross margin as a percentage of sales decreased to 27% from 29% in the prior year period primarily due to an increase in production costs (labor and materials) that has not yet been offset by any increase in selling prices. Also in March, 2020, the Company implemented aggressive price promotions on Liberator products in order to offset declining demand that was being experienced as a result of the COVID-19 pandemic.

Operating expenses. Total operating expenses for the three months ended March 31, 2020 were 26% of net sales, or approximately $1,067,000, compared to 23% of net sales, or approximately $1,010,000, for the same period in the prior year.  Of the approximately $57,000 increase, approximately $33,000 was due to higher advertising expense, and $31,000 was due to higher other selling costs, primarily personnel related costs and affiliate commissions.

Other income (expense). Other income (expense) during the third quarter increased from expense of approximately ($137,000) in fiscal 2019 to expense of approximately ($149,000) during the third quarter of fiscal 2020. The increase was primarily due to higher debt balances and the resulting increase in the company’s borrowing costs.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

Net sales. Sales for the nine months ended March 31, 2019 were $12,905,672, less than a 1% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products decreased $773,000 (or 13%) during the first nine months of fiscal 2020 from the comparable prior year period, due primarily to lower sales through Amazon.com.
•	Jaxx sales – Jaxx product sales increased 10% from the prior year first nine months, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon and Wayfair.
•	Avana sales – Net sales of Avana products increased 20% during the first nine month from the comparable prior year period, an increase of $480,000. This line of comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and others.
•	Products purchased for resale – This product category declined by $172,000 (or 13%) from the prior year first nine months due to lower sales of certain purchased products sold to and through Amazon.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Despite a $96,000 decrease in net sales, gross profit increased slightly to $3,724,000 for the nine months ended March 31, 2020 from $3,559,000 in the comparable prior year period. Gross margin as a percentage of sales increased slightly to 29% from 27% in the prior year period primarily due to a change in sales channel mix and product mix.

Operating expenses. Total operating expenses for the nine months ended March 31, 2020 were 25% of net sales, or approximately $3,196,000, compared to 23% of net sales, or approximately $2,972,000, for the same period in the prior year.  Of the $224,000 increase, approximately $135,000 was due to higher selling and administrative salaries, $78,000 in higher commissions expense and $44,000 in higher advertising expense, offset in part by lower insurance expense ($55,000) and professional fees ($23,000).

Other income (expense). Other income (expense) during the first nine months of fiscal 2020 increased to expense of approximately ($465,000) from expense of approximately ($423,000) during the first nine months of fiscal 2019. The increase was primarily due to higher average borrowing balances and higher interest rates during most of the period.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
(Dollars in thousands)	2020	2019
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$29	$77
Cash used in investing activities	$(35)	$(12)
Cash used in financing activities	$(302)	$(95)

As of March 31, 2020, our cash and cash equivalents totaled $341,019, compared to $400,658 in cash and cash equivalents as of March 31, 2019.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was approximately $29,000 in the nine months ended March 31, 2020 compared to approximately $77,000 in the nine months ended March 31, 2019.  The primary components of the cash provided by operating activities in the current year is the increase in accounts payable $191,000, depreciation and amortization $117,000 offset in part by an increase in inventory of ($234,000) and a decrease in accrued compensation, expense and interest of ($134,000).

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2020 was $35,000 and related to the purchase and installation of certain production equipment and software development during the first nine months.

Financing Activities

Cash used in financing activities during the nine months ended March 31, 2020 of $(302,000) was primarily attributable to the repayment of the unsecured notes payable and credit card advance offset in part by the proceeds from the unsecured notes payable and borrowings from the credit card advance and secured notes payable.

Inflation

We cannot determine the precise effects of inflation; however, inflation continues to have an influence on the cost of materials, salaries, and transportation costs.  We attempt to offset the effects of inflation through increased selling prices, productivity improvements, and reduction of costs.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. We incurred a net income of approximately $64,000 for the nine months ended March 30, 2020 and a net loss of approximately ($157,000) for the year ended June 30, 2019. As of March 31, 2020, we have an accumulated deficit of approximately $9 million and a working capital deficit of approximately $2.5 million. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the first quarter of fiscal 2018, we purchased new foam compression equipment for installation during the second quarter of fiscal 2018. These actions have yielded higher factory throughput at a lower cost of goods sold. However, these operational improvements have been more than offset by rising wages and raw material costs. We also plan to continue to manage discretionary expense levels to be better aligned with current and expected revenue levels. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $250,000 of funding, of which we estimate will be provided by debt financing (including the PPP Loan) and, to a lesser extent, cash flow from operations as well as cash on hand.

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

 Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA income for the nine months ended March 31, 2020 and 2019:

(Dollars in thousands)	Nine months ended March 31,
	2020	2019
Net income	$64	$164
Plus interest expense, net	465	423
Plus depreciation and amortization expense	117	124
Plus stock-based compensation	15	17
Adjusted EBITDA income	$661	$728

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger and Capitalization Agreement	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.2
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3(i)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	3/3/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/5/15	3.5
3.5	Bylaws	SB-2	3/2/07	3(ii)
10.1 31.1	U.S. Small Business Administration Note by OneUp Innovations, Inc. in favor of Ameris Bank Section 302 Certification by the Corporation’s Principal Executive Officer	8-K	4/28/20	10.1	Filed
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer				Filed
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

May 14, 2020	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2020	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)