Form 10-K
period 2020-06-30
Luvu Brands, Inc.
filed 2020-10-01
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  YES     ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files)    ☑  YES   ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," “non-accelerated filer,” "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicated by check mark whether the registrant has filed a report on or attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  YES  ☑  NO

The aggregate market value of the voting and non-voting common equity held by non−affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, on December 31, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter, was $718,040.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on September 30, 2020 was 73,452,596.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

Luvu Brands, Inc.

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

 These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	In the future, the COVID-19 pandemic may have a significant negative impact on our business, supply channel, sales, results of operations and financial condition;

•	competition from other websites including Amazon, mass market and specialty e-tailers and from sexual wellness retailers and adult-oriented websites;

•	our ability to satisfy, extend, renew or refinance our existing debt;

•	the loss of one or more significant customers;

•	our ability to generate significant sales revenue from internet, print and radio advertising;

•	our plan to make continued investments in advertising and marketing;

•	our ability to maintain our brands;

•	unfavorable economic and market conditions and the impact on our leveraged financial position;

•	our reliance on credit cards as a form of payment;

•	our ability to keep up with new technologies and remain competitive;

•	our ability to continue as a going concern;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	security breaches may cause harm to our systems;

•	supply interruptions from raw material vendors;

•	changes in U.S. trade policies could significantly increase the costs of certain raw materials, parts or components used in our products and our sales;

•	our ability to improve manufacturing efficiency at our production facility;

•	the loss of our main data center or other parts of our infrastructure;

•	systems failures and interruptions in our ability to provide access to our websites and content;

•	companies providing products and services on which we rely may refuse to do business with us;

•	changes in government laws affecting our business;

•	we may not be successful in integrating any acquisitions we make;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	restrictions to access on the internet affecting traffic to our websites;

•	risks associated with currency fluctuations;

•	an anticipated worsening US deficit and a possible rise in inflation in coming years that would put further stress on consumer spending;

•	management’s goals and plans for future operations; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

v

PART I.

ITEM 1.        Business.

General

Luvu Brands, Inc. designs, manufactures and markets a portfolio of consumer lifestyle brands through the Company’s websites, online mass / drug merchants and specialty retail stores worldwide. Brands include: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana®, medical products (PPE products) and inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, concept factory store, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint. In March, 2020, the Company began producing personal face masks under the Avana brand in response to the COVID-19 pandemic with shipments beginning in April. In April, 2020, the Company also began producing and selling medical isolation gowns. During the fourth quarter of fiscal 2020, we filled an emergency request from a local university hospital system for approximately 37,000 reusable isolation gowns.

Headquartered in Atlanta, Georgia, the Company occupies a 140,000 square foot vertically-integrated manufacturing facility and employs over 200 people.

The Company’s e-commerce websites include:  liberator.com, jaxxliving.com, and avanacomfort.com.

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

Unless specifically set forth to the contrary, the information that appears on our websites or our various social media platforms is not part of this annual report.

COVID-19

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and President Trump declared a national emergency concerning the pandemic. The COVID-19 pandemic has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns and market volatility.  COVID-19 has caused, and is likely to continue to cause, significant economic disruption and is having widespread, rapidly evolving and unpredictable impacts on global society, financial markets and business practices. Various governments around the world have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home requirements, supply chain logistical changes, and closure of non-essential businesses. During the fourth quarter of fiscal 2020, the COVID-19 pandemic positively impacted our business through higher sales of PPE products and our other consumer brands. Although we have three separate brands with diverse channels of distribution, the continued COVID-19 pandemic may negatively impact our business operations and the operations of our suppliers and customers as a result of quarantines, facility closures and travel and logistics restrictions. There is substantial uncertainty regarding the duration and degree of COVID-19’s continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic or recurrence thereof, timing of development and deployment of an effective vaccine, governmental, business and individuals' actions in response to the pandemic and the impact on economic activity including the possibility of recession or financial market instability. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding potential risks to our business from the COVID-19 pandemic.

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

Our 140,000 square foot facility on eight acres is located in a suburb of metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff. All of the Liberator, Jaxx and Avana branded products are designed, produced and marketed from our facility in Atlanta, Georgia where we currently employ 204 people. As of the date of this report, the Company employs 167 people in Production and Distribution, 2 people in Product Development, 14 people in Sales and Marketing, and 21 people in Administration. The Company’s employment levels may change seasonally based on current and anticipated order levels.

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

Because fabric cutting, sewing, foam contouring, assembly and vacuum packaging are performed in-house, we believe we can exercise greater control over product quality and respond faster to changing customer demands, which gives us a competitive advantage over companies that utilize only out-sourced sewing services. In addition, we outsource the sewing of certain high-volume products to a contract facility in Mexico which, during fiscal 2020, produced approximately 10% of our sewn product requirements.

We source raw materials from multiple domestic and foreign suppliers and we have supply contracts in place to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries. We also repurpose approximately 3,000 pounds of polyurethane foam trim each day, primarily for Jaxx beanbags, which gives us a cost and quality competitive advantage.

During fiscal 2018, we expanded the conveyor sewing system for our Jaxx and Avana products and, in the second half of fiscal 2018, we installed new roll pack and compression equipment used for the majority of our foam-based products. All of these actions resulted in increased throughput and lower production costs in these operations. However, these operational improvements were offset in fiscal 2019 by increases in wages and raw materials costs, resulting in lower overall margins. During fiscal 2020, we expanded our production floor to also produce isolation gowns and personal protection masks.

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

• Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material and labor costs by improving the productivity of our manufacturing processes. As demand for certain high-volume products continues to increase, we plan to shift more of the sewing of those products to a contract facility in Mexico.

• Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expand our offering to distributors, retailers and e-tailers across every channel of adult, mass market, drug and specialty accounts. For wholesalers thinking about adding Sexual Wellness products to their retail or online store, our Liberator product line is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for Sexual Wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers particular demographic. We offer all our brands for sale through various e-tailers, and for these customers we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, frequently the same day the order is received.

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

• Liberator Concept Store. Although currently closed during the COVID-19 pandemic, our 2,500 square foot Liberator exhibition store is the retail extension of our Liberator.com website. Located at our Atlanta factory, it is a gallery-like setting for sensual and erotic discovery, offering a presentation of products that celebrate intimacy and romantic imagination. In our opinion, Liberator and luxury pleasure objects are meant to go together. Our concept store is a destination where customers can learn about, touch and purchase the Liberator products. In addition to Liberator branded shapes, furniture and accessories, the store features a range of better brands from around the globe including: designer sex toys, masks, cuffs and intimate accessories. Also included are limited edition hand-made items in glass and leather. The store also serves as a laboratory to listen and observe consumer reaction to new products and evaluate price points and merchandising techniques.

Products, Principal Markets and Methods of Distribution

Liberator Products

We developed a product category which we call “Liberator Bedroom Adventure Gear”®. Many of the pieces in this product line are designed to elevate, create motion and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting. Liberator Bedroom Adventure Gear combines functional design with sensuous textures that transform ordinary bedrooms into supportive landscapes for intimacy. Liberator products present angles, elevations, curves and motion that help people of all sizes, including those with back injuries and other medical conditions, find comfortable ways to connect intimately while assisting their stamina and performance.

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

All products sold under the Liberator brand provided 37% and 44% of our revenues in each of our fiscal years ended June 30, 2020 and 2019, respectively.

Products Purchased for Resale

Beginning in 2006, we began importing high-quality pleasure objects from around the world. These resale products provided 8% and 10% of our revenues in each of our fiscal years ended June 30, 2020 and 2019, respectively.

Jaxx Casual Seating

The Company sells a line of contemporary casual indoor and outdoor seating under the Jaxx® brand. Jaxx beanbags are an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx indoor beanbag collection includes an offering of adult and children size beanbags in a variety of fabrics, faux-furs and vinyl. The Jaxx product line also includes solid foam indoor furniture collections and outdoor furniture collections that use polystyrene bead filling. The Jaxx product line and accessory products are sold through the following wholesale channels: (1) beanbag e-tailers, (2) mass marketers, (3) mail order catalogers, (4) interior designers, (5) schools and daycare centers, and (6) retail furniture stores. We also offer Jaxx private label and custom designs for large regional and national furniture chains. The Company also owns and manages a website under the URLs www.JaxxBeanBags.com and www.JaxxLiving.com for direct to consumer sales of Jaxx products. Jaxx products provided 26% and 23% of our revenues in each of our fiscal years ended June 30, 2020 and 2019, respectively.

The contemporary seating business is highly competitive. We believe we compete effectively on the basis of product quality, good design, customer service and good price to value. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as distribution through the multiple sales channels where consumers prefer to purchase.

Avana® Products

Avana Medical Products

The Company sells a unique collection of medical and comfort products that aid in sleep, meditation, and relaxation under the Avana® brand. These products include a diverse offering of top-of-bed support cushions and props, many of which are assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain. The Avana product line is sold through e-merchants (including Amazon.com, Walmart.com, medical product distributors and specialty e-tailers), mail order catalogers and through our website under the URL www.AvanaComfort.com. We believe that our Avana Medical products compete effectively on the basis of good design, through offering a wide-range of designer colors and fabrics and supported by thousands of 5-star product reviews.

Avana PPE Products

In March, 2020, the Company introduced a line of personal protection masks and in April, 2020, the Company also began producing and selling reusable isolation gowns. During the fourth quarter of fiscal 2020, we filled an emergency request from a local university hospital system for approximately 37,000 reusable isolation gowns. The company is pursuing additional sales opportunities for reusable and disposable isolation gowns but, to-date, has not received any additional gown orders or contracts.

Sales of Avana PPE products accounted for approximately 4% of our sales during fiscal 2020 and 14% of our sales during the three months ended June 30, 2020.

Total Avana products (Medical and PPE) provided 25% and 19% of our revenues in our fiscal years ended June 30, 2020 and 2019, respectively. Sales of all Avana products increased 46% to approximately $4.6 million in fiscal 2020 over fiscal 2019.

Sales and Distribution

Our sales personnel are organized by geographic market and by customer type. In North America, we have sales personnel who routinely visit sexual wellness retailers to assist in product training, merchandising and stocking of selling areas. Through our in-house wholesale sales organization, we engage e-merchants and retailers directly and then either ship to them on a wholesale basis or provide fulfillment services by drop-shipping directly to their customers.

 In international markets, the Company has a direct sales model with a US-based salesperson. This salesperson is responsible for wholesale sales, marketing operations and customer service in Canada and the European Union and other international markets. For European customers, orders are filled from our third-party warehouse in the Netherlands or directly from our facilities in Atlanta. Total international sales represented approximately 4% of our total net sales in the years ended June 30, 2020 and 2019.

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

Our www.AvanaComfort.com website blends rest, relaxation and health products in an offering that appeals to a broad range of consumers. Since April, 2020, we have also offered personal protection masks for sale on this website.

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

Major Customers

Our ten largest customers (excluding our own e-commerce sites and retail store) accounted for approximately 49% of net sales for the year ended June 30, 2020 and 53% of net sales for the year ended June 30, 2019. Sales to (and through) Amazon accounted for 34% of our net sales during the year ended June 30, 2020 and 34% of our sales for the year ended June 30, 2019. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

For Jaxx and Avana products, we believe our primary competitive advantage is good design, our offering of a wide range of designer colors and fabrics, good price to value, and our positive consumer reviews.

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

Employees and Labor Relations

As of September 21, 2020, we had 204 employees (167 people in Production and Distribution, and 37 in sales, marketing and administrative operations).  Additional staffing is typically required to support the peak holiday period through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

 Seasonality

Our business is seasonal and, as a result, revenues will vary from quarter to quarter. During the past three years, we have realized an average of approximately 28% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 25% of our revenues in the third quarter, which includes Valentine’s Day.

Financial Information about Our Business Sales Channels

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

(Dollars in thousands)	Fiscal 2020	Fiscal 2019
Direct	$4,887	$4,929
Wholesale	13,164	11,757
Other	325	317
Total Net Sales	$18,376	$17,003

Net sales in the Other channel consists primarily of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2020	Fiscal 2019
Direct sales channel net sales	$4,887	$4,929
Direct net sales as a percentage of total revenues	27%	29%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2020	Fiscal 2019
Wholesale sales channel net sales	$13,164	$11,757
Wholesale net sales as a percentage of total revenues	72%	69%

As of June 30, 2020, the Company has over 950 active wholesale accounts, most of which are located in the United States.

Sales by Product Type

The following table represents the dollars and percentage of net sales by product type:

(Dollars in thousands)	Year Ended June 30, 2020		Year Ended June 30, 2019
Net sales:
Liberator	$6,852	37%	$7,444	44%
Jaxx	4,787	26%	3,947	23%
Avana	4,616	25%	3,159	19%
Products purchased for resale	1,481	8%	1,664	10%
Other	640	3%	789	4%
Total Net Sales	$18,376	100%	$17,003	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to retailers and distributors as well as directly through our three e-commerce sites and single retail store. Net sales of Liberator products decreased 8% during the year ended June 30, 2020, from the comparable year earlier period. This decrease is primarily related to lower sales to retail stores since the beginning of the COVID-19 pandemic, as most (if not all) of the domestic and international wholesale customers with stores were closed during April and May, 2020.

Jaxx - Jaxx products are contemporary seating products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products increased 21% during the year ended June 30, 2020, compared to the prior year. This increase is primarily due to greater sales of Jaxx indoor and outdoor products to (and through) Amazon and other e-merchants including Wayfair and Overstock.

Avana - The Avana product line is a unique collection of medical and comfort products that aid in sleep, meditation, and relaxation. Beginning in April, 2020, the Avana product line was expanded to include PPE products (personal protection masks and isolation gowns). Avana products are sold through e-merchants, mail order catalogers and through our e-commerce site. Sales of Avana PPE products accounted for approximately 4% of our sales during fiscal 2020 and 14% of our sales during the three months ended June 30, 2020. Net sales of Avana products increased 46% during the year ended June 30, 2020, compared to the prior year.

Products purchased for resale – Products purchased for resale are other branded products that we purchase from others at wholesale or distributor prices and resell through our sales channels to retailers, or through one of our e-commerce sites and single retail store. Sales of these products decreased 11% during the year ended June 30, 2020 from the prior year, partially due to COVID-19 related supply shortages. Sales of these products on-line is increasingly competitive and, as a result, the Company has elected to only offer a more curated selection of products that typically have a higher gross profit.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2020 decreased 19% from the prior year.

Additional information

We file annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found on our website www.luvubrands.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

ITEM 1A. Risk Factors.

Not applicable to a smaller reporting company.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We are headquartered in Atlanta, Georgia. Our mailing address is 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, administrative offices and a 2,500 square foot factory concept store (which is temporarily closed). On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $117,660 within six months of August 1, 2014. As of June 30, 2020, the Company has completed $118,135 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent changed to an escalating schedule with the final year of the lease at $35,123 per month. The Company has reached a tentative agreement with its landlord to extend the lease for an additional 6 years. The rent expense under this lease for the 12 months ended June 30, 2020 and 2019 was $352,479 in each year.

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

Holders

As of September 25, 2020, we had 81 stockholders of record of our common stock. This amount does not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2020 and 2019 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2020	Year Ended June 30, 2019
Net sales	100%	100%
Cost of goods sold	70%	74%
Gross profit	30%	26%
Selling, General and Administrative Expenses	22%	22%
Operating income	8%	2%

Fiscal Year ended June 30, 2020 Compared to the Fiscal Year Ended June 30, 2019

Net sales. The net sales increase of 8% in fiscal 2020 from fiscal 2019 consists of a 32% increase in sales of manufactured branded Jaxx and Avana products offset, in part, by a 8% decrease in sales of Liberator products and an 11% decrease in sales of products purchased for resale. Sales of Jaxx products increased 21% from the prior year to approximately $4.8 million during fiscal 2020, and sales of Avana products increased 46% during fiscal 2020 to approximately $4.6 million. Sales of Liberator branded products decreased 8% to $6.9 million during fiscal 2020. Sales of all products through the Wholesale sales channel in fiscal 2020 increased 12% from the prior year while the Direct sales channel decreased less than 1% from the prior year. The Wholesale sales channel includes branded products and resale products sold to brick-and-mortar retailers, and e-merchants including, but not limited to, Amazon, Overstock and Wayfair. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Direct sales channel consists of consumer sales through our five websites and, to a lesser extent, our single retail store. The slight decrease in sales through the Direct channel was due to lower sales of products sold through our websites.

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2020 increased to 30% from 26% in the prior year. Gross profit dollars increased to $5,526,000 from $4,424,000 in the prior year and represented a 25% increase. Price increases that were implemented during the second half of fiscal 2019 and the first half of 2020 and increased production and sales levels during the fourth quarter of fiscal 2020 were responsible for the improvement in gross profit. The Company also moved the sewing of certain high-volume Jaxx and Avana products to a contract facility in Mexico which, during fiscal 2020, produced approximately 10% of our sewn products and reduced our total cost of production for those products.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2020 were 22% of net sales, or $3,924,000, compared to 22% of net sales, or $3,849,000, for the year ended June 30, 2019.  The 2% increase in operating expenses from the prior year was primarily due to higher advertising and promotion expenses which were incurred in an effort to increase sales, and slightly higher General and administrative costs..

Other income (expense). Other income (expense) increased to $(591,000) from the $(567,000) in the prior fiscal year, primarily due to higher interest expense.

We had a net income from operations of $860,000, or $0.01 per diluted share, for the year ended June 30, 2020 compared with net loss from operations of $(157,000), or $(0.00) per diluted share, for the year ended June 30, 2019.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, the COVID-19 pandemic, seasonality costs associated with new product introductions, and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2020	2019
	(in thousands)
Cash flow data from continuing operations:
Cash provided by operating activities	$367	$158
Cash used in investing activities	$(227)	$(13)
Cash provided by financing activities	$363	$73

As of June 30, 2020, our cash and cash equivalents totaled $1,152,091 compared to $649,027 in cash and cash equivalents as of June 30, 2019.

Operating Activities

Net cash provided by operating activities primarily consists of the net income (loss) adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in operating assets and liabilities. Net cash provided by operating activities increased from the prior year due to the net income from operations and an increase in accrued payroll and related offset, in part, by an increase in accounts receivable and inventory and a decrease in accounts payable.

Investing Activities

Cash used in investing activities in the year ended June 30, 2020 was primarily for software development work, computer equipment and leasehold improvements and in the year ended June 30, 2019 was primarily for the purchase of production equipment, leasehold improvements and computer equipment.

Financing Activities

Cash provided by financing activities in the year ended June 30, 2020 was primarily due to the receipt of the PPP loan, proceeds from unsecured and secured notes payable, borrowing from the credit card advance and other credit facilities offset, in part, by repayment of the unsecured notes payable, the secured notes payable and the credit card advance.

Cash provided by financing activities in the year ended June 30, 2019 was primarily due to the borrowings from the unsecured notes payable, borrowing from the credit card advance and other credit facilities offset, in part, by repayment of the unsecured notes payable, the secured notes payable and the credit card advance.

Inflation

During fiscal 2019 and 2020, we experienced increases in various raw material costs and increases in labor costs. We believe these cost pressures have not stabilized and will continue to increase throughout fiscal 2021, although there is no assurance this will occur. Inflation and import tariffs can harm our margins and profitability if we are unable to increase prices or improve productivity enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which contemplates continuation of the Company as a going concern. The Company reported net income of approximately $860,000 for the year ended June 30, 2020 and net loss of approximately $(157,000) for the year ended June 30, 2019 and as of June 30, 2020 the Company has an accumulated deficit of approximately $8.2 million and a working capital deficit of approximately $1.4 million. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, during the first quarter of fiscal 2018, we purchased new foam compression equipment for installation during the second quarter of fiscal 2018. These actions did yield higher factory throughput at a lower cost of goods sold but were not sufficient to offset rising raw material and labor costs. In response to rising labor costs, we moved the sewing of certain high-volume Jaxx and Avana products to a contract facility in Mexico which, during fiscal 2020, produced approximately 10% of our sewn products and reduced our total cost of production for those products.

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

Capital Resources

We expect total capital expenditures for fiscal 2021 to be less than $150,000 and to be funded by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2020 are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Effect of Recently Issued Accounting Standards and Estimates

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with GAAP. Our significant accounting policies are described in the notes to our consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our critical accounting policies include those listed below.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2020, we carried a valuation allowance of $1.9 million against our net deferred tax assets.

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

In fiscal year 2019 and 2020, we did generate positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net income (loss) to Adjusted EBITDA for the years ended June 30, 2020 and 2019:

	Year ended June 30,
	2020	2019
	(in thousands)
Net income (loss)	$860	$(157)
Plus interest expense and financing costs	590	567
Plus depreciation and amortization expense	151	165
Plus stock-based compensation expense	21	23
Adjusted EBITDA	$1,622	$598

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense and financing costs, depreciation, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation expense as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income (loss) of the Company or net cash provided by operating activities.

Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for stock-based compensation expense and loss on disposal of assets.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

  Not applicable for a smaller reporting company.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Luvu Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luvu Brands, Inc. and Subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2012

Boynton Beach, Florida

October 1, 2020

Luvu Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2020 and 2019

	2020	2019
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,152	$649
Accounts receivable, net of allowance for doubtful accounts of $0 in 2020 and $20 in 2019	1,135	830
Inventories, net of allowance for inventory reserve of $141 in 2020 and $81 in 2019	1,985	1,751
Prepaid expenses	55	52
Total current assets	4,327	3,282

Equipment, property and leasehold improvements, net	938	792
Operating lease assets	165	—
Other assets	17	13
Total assets	$5,447	$4,087

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,435	$2,561
Current debt	2,007	2,373
Current portion of PPP loan	482	—
Other accrued liabilities	623	618
Operating lease liability	199	—
Total current liabilities	5,746	5,552

Noncurrent liabilities:
Long-term debt	361	656
PPP loan	614	—
Deferred rent payable	—	34
Total noncurrent liabilities	975	690
Total liabilities	6,721	6,242
Commitments and contingencies (See Note 17)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2020 and 2019	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding as of June 30, 2020 and 2019	735	735
Additional paid-in capital	6,147	6,126
Accumulated deficit	(8,156)	(9,016)
Total stockholders’ deficit	(1,274)	(2,155)
Total liabilities and stockholders’ deficit	$5,447	$4,087

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2020 and 2019

	2020	2019
	(in thousands, except share data)

Net Sales	$18,376	$17,003
Cost of goods sold	12,850	12,579
Gross profit	5,526	4,424
Operating expenses:
Advertising and promotion	390	356
Other selling and marketing	1,167	1,157
General and administrative	2,367	2,336
Depreciation	151	165
Total operating expenses	4,075	4,014
Operating income	1,451	410

Other expense:
Interest expense and financing costs	(590)	(567)
Loss on disposal of fixed assets	(1)	—
Total other expense	(591)	(567)
Income (loss) from operations before income taxes	860	(157)
Provision for income taxes	—	—
Net income (loss)	$860	$(157)

Net income (loss) per share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)
Shares used in calculation of net income (loss) per share:
Basic	73,452,596	73,452,596
Diluted	75,256,596	73,452,596

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2019 and June 30, 2020

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, June 30, 2018	4,300,000	$—	73,452,596	$735	$6,103	$(8,859)	$(2,021)

Stock-based compensation expense	—	—	—	—	23	—	23
Net (loss)	—	—	—	—	—	(157)	(157)
Ending balance, June 30, 2019	4,300,000	—	73,452,596	735	6,126	(9,016)	(2,155)

Stock-based compensation expense	—	—	—	—	21	—	21
Net income	—	—	—	—	—	645	645
Ending balance, June 30, 2020	4,300,000	$—	73,452,596	$735	$6,147	$(8,371)	$(1,489)

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2020 and 2019

	2020	2019
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$860	$(157)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151	165
Stock-based compensation expense	21	23
Provision for bad debt	(2)	(1)
Provision for inventory reserve	60	23
Loss on disposal of fixed assets	1	—
Deferred rent payable	284	(51)
Change in operating assets and liabilities:
Accounts receivable	(304)	(172)
Inventory	(293)	(82)
Prepaid expenses and other assets	(7)	81
Accounts payable	(126)	288
Accrued expenses and interest	(33)	32
Operating lease liability	(346)	—
Accrued payroll and related	101	9
Net cash provided by operating activities	367	158

INVESTING ACTIVITIES:
Investment in equipment, software development and leasehold improvements	(227)	(13)
Net cash used in investing activities	(227)	(13)

FINANCING ACTIVITIES:
Borrowing under revolving line of credit	52	281
Borrowing (repayment) of unsecured line of credit	22	(8)
Proceeds from credit card advance	450	635
Repayment of credit card advance	(574)	(816)
Borrowings under secured note payable	233	452
Borrowings under PPP Loan	1,096	—
Repayments under secured note payable	(491)	(3)
Proceeds from unsecured notes payable	600	1,150
Repayment of unsecured notes payable	(834)	(1,291)
Repayment of term note – shareholder	(49)	(186)
Payments on equipment notes	(134)	(113)
Principal payments on capital leases	(8)	(28)
Net cash provided by financing activities	363	73
Net increase in cash and cash equivalents	503	218
Cash and cash equivalents at beginning of year	649	431
Cash and cash equivalents at end of year	$1,152	$649

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Additions to capital leases/equipment notes	$72	$158
Cash paid during the year for:
Interest	$584	$564
Income taxes	$—	$—

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

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

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana® inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, concept factory store, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint. In March, 2020, the Company began producing personal face masks under the Avana brand in response to the COVID-19 pandemic with shipments beginning in April. In April, 2020, the Company also began producing and selling isolation gowns.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company recorded net income of approximately $860,000 for the year ended June 30, 2020 and net loss of approximately $(157,000) for the year ended June 30, 2019. As of June 30, 2020 the Company has an accumulated deficit of approximately $8.2 million and a working capital deficit of approximately $1.4 million. This raises substantial doubt about its ability to continue as a going concern.

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 2. GOING CONCERN (continued)

Although we have three separate brands with diverse channels of distribution, the continued COVID-19 pandemic may negatively impact our business operations and the operations of our suppliers and customers as a result of quarantines, facility closures and travel and logistics restrictions. There is substantial uncertainty regarding the duration and degree of COVID-19’s continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic or recurrence thereof, timing of development and deployment of an effective vaccine, governmental, business and individuals' actions in response to the pandemic and the impact on economic activity including the possibility of recession or financial market instability.

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.  Our total deferred revenue as of June 30, 2020 and June 30, 2019 was $14,898 and $14,198, respectively, and was included in “Other accrued liabilities” on our consolidated balance sheets.

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

The following is a summary of Accounts Receivable as of June 30, 2020 and June 30, 2019.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	June 30, 2020	June 30, 2019
	(in thousands)
Accounts receivable	$1,135	$850
Allowance for doubtful accounts	—	(20)
Allowance for discounts and returns	—	—
Total accounts receivable, net	$1,135	$830

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2020 and 2019 that exceeded the balance insured by the FDIC by $960,030 and $134,016, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2020, we purchased 33% of total inventory purchases from one vendor.

During 2019, we purchased 37% of total inventory purchases from one vendor.

As of June 30, 2020, three of the Company’s customers represents 38%, 16% and 16% of the total accounts receivables, respectively. As of June 30, 2019, one of the Company’s customers (Amazon) represents 38% and 50% of the total accounts receivables, respectively. Sales to (and through) Amazon accounted for 34% of our net sales during each of the years ended June 30, 2020 and June 30, 2019.

Fair Value of Financial Instruments

At June 30, 2020 and 2019, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $5,000 at June 30, 2020 and $1,500 at June 30, 2019. Advertising expense for the years ended June 30, 2020 and 2019 was $390,108 and $356,154, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $111,148 for the year ended June 30, 2020 and $123,478 for the year ended June 30, 2019.

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

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The lease amendment was effective August 1, 2014 and included a four-month rental abatement in the amount of $117,660. In exchange for the rental abatement, the Company agreed to make improvements to the facility totaling $117,600 within six months of August 1, 2014. As of June 30, 2020, the Company has completed $118,135 of the leasehold improvements. Under the lease amendment, the monthly rent on the facility was $29,415 per month, beginning on December 1, 2014. Beginning January 1, 2015, the monthly rent increases annually with the final year of the lease at $35,123 per month. The rent expense under this lease for the years ended June 30, 2020 and 2019 was $352,479 in each year. The Company has reached a tentative agreement with its landlord to extend the lease for an additional 6 years.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company also leases certain equipment under operating leases, as more fully described in NOTE 17 - Commitments and Contingencies.

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2020	Year Ended June 30, 2019	% Change
	(in thousands)
Net Sales by Channel:
Direct	$4,887	$4,929	(1)%
Wholesale	$13,164	$11,757	12%
Other	$325	$317	3%
Total Net Sales	$18,376	$17,003	8%

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information (continued)

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2020%		June 30, 2019%		Change
	(in thousands)
Gross Profit by Channel:
Direct	$2,392	49%	$2,229	45%	7%
Wholesale	$3,977	30%	$3,077	26%	29%
Other	$(843)	(259)%	(882)	(278)%	(5)%
Total Gross Profit	$5,526	30%	$4,424	26%	25%

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

Not yet adopted

In June 2016, the FASB issued updated guidance (ASU 2016-13) and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for fiscal years beginning after December 15, 2019 (the Company’s fiscal 2021), with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company does not expect adoption of the new guidance to have a significant impact on its financial statements.

In August 2018, the FASB issued updated guidance (ASU 2018-13) as part of the disclosure framework project, which focuses on improving the effectiveness of disclosures in the notes to the financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the Company’s fiscal 2021), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s disclosures.

In December 2019, the FASB issued guidance (ASU 2019-12) intended to simplify the accounting for income taxes. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the Company’s fiscal 2022), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s disclosures.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

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

The total potential dilutive securities as of June 30, 2020 and 2019 are as follows:

	2020	2019
Convertible Preferred Stock	4,300,000	4,300,000
Stock options	4,250,000	4,050,000
Total	8,550,000	8,350,000

 Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2020, we carried a valuation allowance of $1.9 million against our net deferred tax assets.

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

For the years ended June 30, 2020 and 2019

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2020 or 2019.

NOTE 5. INVENTORIES

All inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. The Company’s inventories consist of the following components at June 30, 2020 and 2019:

	2020	2019
	(in thousands)
Raw materials	$992	$872
Work in process	234	111
Finished goods	900	849
Total inventories	2,126	1,832
Allowance for inventory reserves	(141)	(81)
Total inventories, net of allowance	$1,985	$1,751

NOTE 6. EQUIPMENT, PROPERTY AND LEASEHOLD IMPROVEMENTS, NET

Equipment, property and leasehold improvements at June 30, 2020 and 2019 consisted of the following:

	2020	2019	Estimated Useful Life
	(in thousands)
Factory equipment	$2,646	$2,558	2-10 years
Computer equipment and software	1,087	1,050	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	463	446	10 years
Projects in process	3	83
Subtotal	4,404	4,342
Accumulated depreciation	(3,466)	(3,550)
Equipment, property and leasehold improvements, net	$938	$792

Depreciation expense was $151,105 and $165,116 for the years ended June 30, 2020 and 2019, respectively.

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2020 and 2019 consisted of the following:

	2020	2019
	(in thousands)
Accrued compensation	$468	$367
Accrued expenses and interest	155	188
Current portion of deferred rent payable	—	63
Other accrued liabilities	$623	$618

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2020 and 2019 consisted of the following:

	2020	2019
Current debt:	(in thousands)
Unsecured lines of credit (Note 14)	$48	$25
Line of credit (Note 13)	1,005	953
Short-term unsecured notes payable (Note 9)	489	523
Current portion of term note payable – shareholder (Note 11)	—	49
Current portion of equipment notes payable (Note 17)	102	127
Current portion secured notes payable (Note 15)	191	392
Current portion of leases payable (Note 17)	—	8
Credit card advance (net of discount) (Note 12)	56	180
Notes payable – related party (Note 10)	116	116
Total current debt	2,007	2,373
Long-term debt:
Unsecured notes payable (Note 9)	200	400
Secured notes payable (Note 15)	—	57
Equipment note payable (Note 17)	161	199
Total long-term debt	$361	$656

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 9. UNSECURED NOTES PAYABLE

 Unsecured notes payable at June 30, 2020 and 2019 consisted of the following:

	2020	2019
Current debt:	(in thousands)

20% Unsecured note, bi-weekly principal and interest, due September 18, 2020 (4)	$75	$—
20% Unsecured note, bi-weekly principal and interest, due February 19, 2021 (5)	214	—
20% Unsecured note, bi-weekly principal and interest, due April 26, 2020 (1)	—	247
20% Unsecured note, bi-weekly principal and interest, due September 13, 2019 (2)	—	62
20% Unsecured note, interest only, due May 1, 2021 (6)	200	—
20% Unsecured note, bi-weekly principal and interest, due February 28, 2020 (3)	—	214
Total current debt	489	523
Long-term debt:
20% Unsecured note, interest only, due May 1, 2021 (6)	—	200
20% Unsecured note, interest only, due October 31, 2021 (7)	100	100
20% Unsecured note, interest only, due July 31, 2021 (8)	100	100
Total long-term debt	200	400
Total unsecured notes payable	$689	$923

(1) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing April 26, 2020. The note was fully paid in April 2020. Personally guaranteed by principal stockholder.

(2) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 13, 2019. The note was fully paid in September 2019. Personally guaranteed by principal stockholder.

(3) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing February 28, 2020. This note was fully paid in full in February 2020. Personally guaranteed by principal stockholder.

(4) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 18, 2020. Personally guaranteed by principal stockholder.

(5) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing February 19, 2021. $12,678 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on February 28, 2020. Personally guaranteed by principal stockholder.

(6) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. Personally guaranteed by principal stockholder.

(7) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. Personally guaranteed by principal stockholder.

(8) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. Personally guaranteed by principal stockholder.

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 10. NOTES PAYABLE- RELATED PARTY

Related party notes payable at June 30, 2020 and 2019 consisted of the following:

	2020	2019
	(in thousands)
Unsecured note payable to an officer, with interest at 5%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 5%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. TERM NOTES PAYABLE – SHAREHOLDER

On September 5, 2014, the Company amended and restated its outstanding 3% Convertible Note in the original principal amount of $375,000 issued by the Company to Hope Capital, Inc. (“HCI”) on June 24, 2009, as amended (the “June 2009 Note”), and the 3% Convertible Note in the original principal amount of $250,000 issued by the Company to HCI on September 2, 2009, as amended (the “September 2009 Note”), the June 2009 Note and September 2009 Note collectively referred to as the “Original Notes”, to provide for a 3% unsecured promissory note in the principal amount of $700,000 (the “Note”) to HCI. The Note is due on or before August 31, 2019 and bears interest at the rate of 3% per annum. Principal and interest payments under the Note shall be made on a monthly basis, starting on October 1, 2014 and continuing on the first day of each month thereafter for 60 monthly payments. The first 12 payments are $9,406 each and increase 15% each year, with 12 payments of $16,450 during year five. In the event the Company fails to make a monthly payment under the Note or the Company is subject to a bankruptcy event (as defined under the Note), subject to the Company’s ability to cure such default, HCI may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Note into shares of our common stock at a conversion price equal to $0.10 per share. Conversion is subject to HCI not being able to beneficially own more than 9.99% of our outstanding common stock upon any conversion, subject to waiver by HCI. The Company has the right to prepay the Note, in whole or in part, subject to notice to HCI, without penalty. This Note was repaid in full on September 1, 2019.

NOTE 12. CREDIT CARD ADVANCES

On April 6, 2018, OneUp Innovations entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $500,000 from Power Up The loan was secured by OneUp’s and Foam Lab’s existing and future credit card collections. The loan called for a repayment of $570,000, which included a one-time finance charge of $70,000, approximately ten months after the funding date. This loan was repaid in full on January 29, 2019. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 18).

On October 12, 2018, the Company borrowed an additional $250,000 from Power Up against its future credit card receivables. Terms for this loan called for a repayment of $290,000 which included a one-time finance charge of $40,000, approximately ten months after the funding date. A .5% loan origination fee was deducted, and the Company received net proceeds of $248,750. This loan was repaid in full on August 6, 2019. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder (see Note 18).

On January 29, 2019, the Company borrowed an additional $300,000 from Power Up against its future credit card receivables. Terms for this loan called for a repayment of $345,000 which included a one-time finance charge of $45,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $297,000. This loan was repaid in full on November 19, 2019. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder (see Note 18).

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 12. CREDIT CARD ADVANCES (continued)

On August 28, 2019, the Company borrowed an additional $250,000 from Power Up against its future credit card receivables. Terms for this loan called for a repayment of $290,000 which included a one-time finance charge of $40,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $247,500. This loan was repaid in full on June 16, 2020. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder (see Note 18).

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

As of June 30, 2020, the principal amount of the credit card advance totaled $55,920, net of a discount of $7,733.

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of June 30, 2020, the interest rate was 3.25%) and the Monthly Service Fee was changed to .5% per month.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility. In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see NOTE 18). On June 30, 2020, the balance owed under this line of credit was $1,005,217. As of June 30, 2020, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 14. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman (see Note 18). The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $47,619 at June 30, 2020 and $25,278 at June 30, 2019.

NOTE 15. SECURED NOTE PAYABLE

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp Innovations a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019. On June 30, 2020 the balance owed under this note payable was $92,397. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 18).

On June 28, 2019, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp Innovations a total of $302,000. Repayment of this note is by 12 monthly payments of $26,301, which includes interest at 8.22%. On June 30, 2020, the balance owed under this note payable was $52,228. The Company has granted Amazon a security interest in the assets of the Company.

On November 27, 2019 the Company entered into an agreement with OnDeck, whereby OnDeck agreed to loan OneUp a total of $200,000. Terms for this loan calls for a repayment of $234,000 which includes a one-time finance charge of $34,000, approximately nine months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. On June 30, 2020, the balance owed under this note payable was $46,299. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (see Note 18).

NOTE 16. PPP LOAN

On April 26, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1,096,200 made to the Company under the Payroll Protection Plan ("PPP"). The PPP is a liquidity facility program established by the U.S. government as part of the CARES Act in response to the negative economic impact of the COVID-19 outbreak. The PPP Loan to the Company is being administered by Ameris Bank. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months. Beginning November 26, 2020, seven months from the date of the PPP Note, the Company is required to make monthly payments of principal and interest in the amount of $61,691.

The PPP Loan is a forgivable loan to the extent proceeds are used to cover qualified documented payroll, mortgage interest, rent, and utility costs over a 24-week measurement period (as amended) following loan funding. For the loan to be forgiven, the Company is required to formally apply for forgiveness, and potentially, required to pass an audit that it met the eligibility qualifications of the loan. Within 150 days from the application, the Company will be notified whether or not the loan is forgiven.

In accounting for the terms of the PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, it recorded the proceeds of the PPP Loan of $1,096,200 as debt and it will derecognize the liability when the loan is paid off or it believes forgiveness is reasonably certain. The Company believes that the possibility of loan forgiveness is to be regarded as a contingent gain and therefore will not recognize the gain (and derecognize the loan) until all uncertainty is removed (i.e. all conditions for forgiveness are met).

Future minimum payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and PPP loan at June 30, 2020 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2021	2,387
2022	814
Total	$3,201

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 17. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases expiring at the end of 2020. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at July 1, 2019 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At June 30, 2020, the weighted average remaining lease term is 0.5 years, the weighted average discount rate is 20% and the operating lease costs are $415,339.

Supplemental balance sheet information related to leases at June 30, 2020 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$165

Current lease liabilities	Operating lease obligations	$199
Non-current lease liabilities	Long-term operating lease obligations	—
Total lease liabilities		$199

Maturities of lease liabilities at June 30, 2020 are as follows:

Payments	(in thousands)
2021	$211
Total undiscounted lease payments	211
Less: Present value discount	(12)
Total lease liability balance	$199

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of approximately $690,000. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 10.5% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2020:

Year ending June 30,	(in thousands)
2021	124
2022	82
2023	60
2024	39
2025	2
Future Minimum Note Payable Payments	$307
Less Amount Representing Interest	(44)
Present Value of Minimum Note Payable Payments	263
Less Current Portion	(102)
Long-Term Obligations under Equipment Notes Payable	$161

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

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 18. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 10). Interest on the note during the year ended June 30, 2020 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $3,582. The accrued interest on the note as of June 30, 2020 was $31,428. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 10). Interest on the note during the year ended June 30, 2020 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $1,884. The accrued interest on the note as of June 30, 2020 was $11,090. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 13 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On June 30, 2020, the balance owed under this line of credit was $1,005,217.

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

The loans from Power Up Lending Group, Ltd. (see Note 12) are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls HCI. As last reported to us, HCI owns 7.3% of our common stock.

On September 13, 2018, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 13, 2019. A portion of the note proceeds were used to satisfy the balance due on the October 27, 2017 note payable and the remaining proceeds of $262,257 are for working capital purposes. This loan was repaid in full on September 13, 2019 (see Note 9). The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $47,619 at June 30, 2020 and $25,278 at June 30, 2019 (see Note 14). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On March 1, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due March 1, 2020. This loan was repaid in full on February 19, 2020 (see Note 9). The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 18. RELATED PARTY TRANSACTIONS (continued)

On April 26, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due April 24, 2020. A portion of the note proceeds were used to satisfy the balance due on the July 30, 2018 note payable and the remaining proceeds of $227,721 are for working capital purposes. This loan was repaid in full on April 26, 2020 (see Note 9). The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp Innovations a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019 (see Note 15). This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 23, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 18, 2020. On June 30, 2020, the balance owed under this note payable was $74,627 (see Note 9). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On November 27, 2019 the Company entered into an agreement with OnDeck, whereby OnDeck agreed to loan OneUp a total of $200,000. Terms for this loan calls for a repayment of $234,000 which includes a one-time finance charge of $34,000, approximately nine months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. On June 30, 2020, the balance owed under this note payable was $46,299 (see Note 15). This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder.

On February 21, 2020, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 19, 2021. The lenders deducted an original issue discount of 2% and the balance due on the March 1, 2019 note payable of $12,677 and the remaining proceeds of $281,323 are for working capital purposes. On June 30, 2020, the balance owed under this note payable was $213,973 (see Note 9). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 19. STOCKHOLDERS’ EQUITY

Options

 At June 30, 2020, the Company had the 2015 Equity Incentive Plan (the “2015 Plan”), which is shareholder-approved and under which 5,000,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of June 30, 2020, the number of shares available for issuance under the 2015 Plan was 750,000.

 A summary of option activity under the Company’s stock plan for the years ended June 30, 2020 and 2019 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2018	5,065,000	$.03	2.7 years	$98,600
Granted	400,000	$.04
Exercised	—	$—
Forfeited or Expired	(1,415,000)	$.04
Outstanding at June 30, 2019	4,050,000	$.02	2.3 years	$13,500
Granted	550,000	$.03
Exercised	—	$—
Forfeited or Expired	(350,000)	$.03
Outstanding at June 30, 2020	4,250,000	$.02	1.7 years	$624,700
Exercisable at June 30, 2020	2,950,000	$.02	1.1 years	$444,400

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.17, $.02, and $.05 at June 30, 2020, 2019 and 2018, respectively.

There were 550,000 stock options granted during the year ended June 30, 2020 and 400,000 stock options granted during the year ended June 30, 2019.

The range of fair value assumptions related to options granted during the years ended June 30, 2020 and 2019 were as follows:

	2020	2019
Exercise Price:	$.03	$.038-.046
Volatility:	405% - 426%	380% - 391%
Risk Free Rate:	1.41% - 1.81%	2.3% - 2.7%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life:	4.1 years	4.1 years
Dividend Rate:	0%	0%

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 19. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2020:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
.01 to .03	4,050,000	1.6	$.02	2,900,000	$.02
.05	200,000	3.0	$.05	50,000	$.05
Total stock options	4,250,000	1.7	$.02	2,950,000	$.02

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

Stock-based compensation expense recognized in the consolidated statements of operations for each of the fiscal years ended June 30, 2020 and 2019 is based on awards ultimately expected to vest.

 As of June 30, 2020, total unrecognized stock-based compensation expense related to all unvested stock options was $33,811 which is expected to be expensed over a weighted average period of 1.7 years.

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

For the years ended June 30, 2020 and 2019

NOTE 19. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	For the Years Ended June 30,
	2020	2019
	(in thousands)
Cost of Goods Sold	$—	$—
Other Selling and Marketing	4	4
General and Administrative	17	19
Total	$21	$23

Share Purchase Warrants

As of June 30, 2020 and 2019, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2020 and 2019. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2020, the Company had reserved the following shares of common stock for issuance:

June 30, 2020
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

NOTE 20. INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2020 and 2019, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

 Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

NOTE 20. INCOME TAXES (continued)

The components of deferred tax assets and liabilities at June 30, 2020 and 2019 are approximately as follows:

	2020	2019
	(in thousands)
Deferred tax assets:
Inventory reserves	$36	$21
Allowance for doubtful accounts	14	14
Stock-based compensation	96	91
Net operating loss carry-forwards	1,775	2,884
Total gross deferred tax assets	1,921	3,010
Valuation allowance	(1,921)	(3,010)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 25% to pretax (income) loss from operations for the years ended June 30, 2020 and 2019 due to the following:

	2020	2019

Net (income) loss	$(221)	$59
Permanent differences and change in tax rate estimate	(868)	—
Valuation (allowance)	1,089	(59)
Net tax benefit	$—	$—

At June 30, 2019, the Company had net operating loss (NOL) carryforwards of approximately $6.9 million that may be offset against future taxable income. During 2020 and 2019, the total change in the valuation allowance was approximately $1,089,000 and $59,000, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company. The NOL carryforwards of approximately $6.9 million expire through 2027.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2012 through 2020. The Company has not filed its Federal or State tax returns for 2017 through 2019 but expects to file these returns before the end of calendar year 2020.

NOTE 21. – SUBSEQUENT EVENTS

None.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no events required to be disclosed under this Item.

ITEM 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2020. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2020 based on the criteria issued by COSO.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

None.

PART III.

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The following table sets forth the officers and directors of Luvu Brands, Inc. as of June 30, 2020.

Name	Age	Position
Louis S. Friedman	68	Chief Executive Officer, President, Director
Manuel Munoz	46	Chief Information Officer
Ronald P. Scott	65	Chief Financial Officer, Secretary, Director
Leslie S. Vogelman	68	Treasurer

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

Committees

As of the date of this report, we have not established an audit committee or any other committee of the board of directors and, therefore, the responsibilities of such committees have been conducted by our board of directors as a whole.

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

Diversity

We only have two members on our board of directors, but we hope to add more members for a diverse board in terms of previous business experience and educational and personal background of the members of our board. While the Company does not have a policy regarding diversity of its board members, diversity is one of a number of factors that will be taken into account in identifying board nominees.

Directors’ Compensation

For the fiscal years ended June 30, 2020 and 2019, our directors did not receive any compensation in their capacity as a director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2020.

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

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2020 and 2019 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2020	150,000	—	—	—	—	—	150,000
President, Chief Executive	2019	150,000	—	—	—	—	—	150,000
Officer and Chairman of the Board
Ronald P. Scott	2020	145,000	—	—	—	—	—	145,000
Chief Financial Officer, Secretary	2019	145,000	—	—	—	—	—	145,000
Manuel Munoz (2)	2020	135,000	—	—	—	—	—	135,000
Chief Information Officer	2019	128,423	—	—	9,200	—	—	137,623

(1)  The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 19 of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards.  See Grants of Plan-Based Awards table below.

(2) Mr. Munoz joined the Company as Chief Information Officer on July 2, 2018.

 Grants of Plan-Based Awards

There were no grants of plan-based awards made in our fiscal year ending June 30, 2020 to any of our NEOs.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2020, certain information regarding outstanding equity awards at fiscal year-end for our NEOs.

	Outstanding Equity Awards at June 30, 2020 Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	500,000	—	$.0138	12/29/2020	(1)	—	—
	225,000	75,000	$.033	2/13/2022	(2)	—	—
	100,000	100,000	$.031	12/11/2022	(3)
Ronald P. Scott	300,000	—	$.0125	12/29/2020	(1)	—	—
	150,000	50,000	$.03	2/13/2022	(2)	—	—
	62,500	62,500	$.028	12/11/2022	(3)	—	—
Manuel Munoz	100,000	100,000	$.046	7/2/2023	(4)	—	—

(1)	The common stock option vests pro rata over a four-year period on each of December 29, 2016, December 29, 2017, December 29, 2018 and December 29, 2019.
(2)	The common stock option vests pro rata over a four-year period on each of February 13, 2018, February 13, 2019, February 13, 2020 and February 13, 2021.
(3)	The common stock option vests pro rata over a four-year period on each of December 11, 2018, December 11, 2019, December 11, 2020 and December 11, 2021.
(4)	The common stock option vests pro rata over a four-year period on each of July 2, 2019, July 2, 2020, July 2, 2021 and July 2, 2022.

Incentive and Non-qualified Stock Option and Stock Award Plans

At June 30, 2020 we had options outstanding under the 2015 Equity Incentive Plan. Please see Note 19 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of this plan.

Employment Agreement

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $150,000 and eligibility to receive a bonus, should the Company implement a bonus plan for executives.  Under the agreement, this executive employee may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to this executive for up to 9 months

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our voting securities include shares of our common stock and our Series A Convertible Preferred Stock. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock by:

• all persons who are beneficial owners of five percent (5%) or more of any class of our voting securities;
• each of our directors;
• each of our Named Executive Officers; and
• all current directors and executive officers as a group.

 Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of our securities held by them.

Applicable percentage ownership in the following table is based on 73,452,596 shares of common stock and 4,300,000 shares of Series A Convertible Preferred Stock outstanding as of September 25, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 25, 2020, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	36,269,376	(1)	46.2%
Common	Manuel Munoz	100,000	(2)	*
Common	Ronald P. Scott	808,016	(3)	1.1%
Common	Leslie Vogelman	512,500	(4)	*
Common	All directors and executive officers as a group (4 persons)	37,689,892		47.3%
5% Shareholders
Common	Hope Capital, Inc.	5,378,001	(5)	7.3%
Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(6)	100.0%
Series A Convertible Preferred Stock	Manuel Munoz	0		0.0%
Series A Convertible Preferred Stock	Ronald P. Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (4 persons)	4,300,000	(6)	100.0%

*    Less than 1%

(1)	Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 71.3 % of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders. Also includes options for purchase 825,000 shares of common stock.
(2)	Includes options to purchase 100,000 shares of common stock.
(3)	Includes options to purchase 512,500 shares of common stock.
(4)	Includes options to purchase 512,500 shares of common stock.
(5)	This person’s address is 111 Great Neck Road, Suite 216, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.
(6)	Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote. Accordingly, Mr. Friedman will own 71.3 % of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
2015 Equity Incentive Plan	4,250,000.023		750,000

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions – refer to Note 18 in the Notes to Consolidated Financial Statements

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

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2020	2019
	(in thousands)
Audit Fees (1)	$42	$42
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.
(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees – This category consists of fees for other miscellaneous items.

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

Our consolidated financial statements for the fiscal years ended June 30, 2020 and 2019 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

(b)	Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc.	8-K	2/23/11	4.1
4.2	3% Promissory Note issued September 5, 2014	8-K	9/5/14	4.1
10.1	Lease Agreement between Bedford Realty Company, LLC and OneUp Innovations, Inc., dated September 26, 2005	8-K/A	3/24/10	10.7
10.2	Written Description of Oral Agreement between OneUp Innovations, Inc. and Leslie Vogelman, dated June 23, 2006	8-K/A	3/24/10	10.14
10.3	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.4	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.5	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.6	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.7	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.8	First Amendment to Lease dated July 23, 2014 by and between Bedford Realty Company, LLC and OneUp Innovations, Inc.	10-K	9/29/14	10.12
10.9	Credit Card Receivables Advance Agreement with Power Up Lending Group, dated April 21, 2015	10-Q	5/13/15	10.1
10.10	Advance Schedule No. 8 to Credit Card Receivables Advance Agreement with Power Up Lending Group, dated April 6, 2019	10-K	10/11/19	10.10
10.11	Form of promissory note	10-K	10/11/19	10.11
10.12	Form of Credit Card Advance Schedule	10-Q	2/14/19	10.1
10.13	2009 Stock Option Plan	8-K	10/22/09	99.4
10.14	2015 Equity Incentive Plan	DEF14C	10/9/15	B
10.15	U.S. Small Business Administration Note by One Up Innovations, Inc. in favor of Ameris Bank	8-K	4/28/20	10.1
21.1	Subsidiaries	10-K	9/29/14	21.1
23.1	Consent of Liggett & Webb P.A. independent registered public accounting firm				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				Filed

ITEM 16.      Form 10-K Summary.

The Company elected not to provide the summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: September 30 , 2020	By: /s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	September 30, 2020
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	September 30, 2020
Ronald P. Scott