Form 10-Q
period 2020-09-30
Luvu Brands, Inc.
filed 2020-11-12
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 12, 2020, there were 73,652,596 shares of common stock outstanding.

LUVU BRANDS, INC.

Our corporate website is www.LuvuBrands.com. There we make available copies of Luvu Brands documents, news releases and our filings with the U.S. Securities and Exchange Commission including financial statements.

Unless specifically set forth to the contrary, the information that appears on our websites or our various social media platforms is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

 This report may contain forward-looking statements, which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning the Company, the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.  You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,
	2020	June 30,
	(unaudited)	2020
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$932	$1,152
Accounts receivable, net	1,039	1,135
Inventories, net	2,186	1,985
Prepaid expenses	90	55
Total current assets	4,247	4,327

Equipment, property and leasehold improvements, net	914	938
Finance lease assets	34	—
Operating lease assets	85	165
Other assets	17	17
Total assets	$5,297	$5,447

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,422	$2,435
Current debt	1,814	2,007
Current portion of PPP loan	666	482
Other accrued liabilities	538	623
Operating lease liability	102	199
Total current liabilities	5,542	5,746

Noncurrent liabilities:
Long-term debt	264	361
PPP loan	430	614
Total noncurrent liabilities	694	975
Total liabilities	6,236	6,721
Commitments and contingencies (See Note 16)	—	—
Stockholders’ deficit:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at September 30, 2020 and June 30, 2020	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 73,452,596 shares issued and outstanding at September 30, 2020 and June 30, 2020	735	735
Additional paid-in capital	6,153	6,147
Accumulated deficit	(7,827)	(8,156)
Total stockholders’ deficit	(939)	(1,274)
Total liabilities and stockholders’ deficit	$5,297	$5,447

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended September 30,
	2020	2019
	(in thousands, except share data)

Net Sales	$5,367	$4,094
Cost of goods sold	3,879	2,957
Gross profit	1,488	1,137
Operating expenses:
Advertising and promotion	69	80
Other selling and marketing	267	318
General and administrative	664	586
Depreciation and amortization	52	40
Total operating expenses	1,052	1,024
Operating income	436	113
Other expense:
Interest expense and financing costs	(107)	(158)
Total other expense	(107)	(158)
Income (loss) from operations before income taxes	329	(45)
Provision for income taxes	—	—
Net income (loss)	$329	$(45)
Net income (loss) per share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)
Shares used in calculation of net income (loss) per share:
Basic	73,452,596	73,452,596
Diluted	76,034,134	73,452,596

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended September 30, 2019 and September 30, 2020

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	(in thousands, except share data)

Balance, June 30, 2019	4,300,000	$—	73,452,596	$735	$6,126	$(9,016)	$(2,155)

Stock-based compensation expense	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	(45)	(45)
Three Months Ended September 30, 2019 (unaudited)	4,300,000	$—	73,452,596	$735	$6,131	$(9,061)	$(2,195)

Balance, June 30, 2020	4,300,000	$—	73,452,596	$735	$6,147	$(8,156)	$(1,274)

Stock-based compensation expense	—	—	—	—	6	—	6
Net income	—	—	—	—	—	329	329
Three Months Ended, September 30, 2020 (unaudited)	4,300,000	$—	73,452,596	$735	$6,153	$(7,827)	$(939)

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2020	2019
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$329	$(45)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52	40
Stock based compensation expense	6	5
Provision for bad debt	(1)	—
Amortization of operating lease asset	80	72
Changes in operating assets and liabilities:
Accounts receivable	97	72
Inventories	(201)	(202)
Prepaid expenses and other assets	(35)	9
Accounts payable	(13)	108
Accrued compensation	(93)	(64)
Accrued expenses and interest	6	(4)
Operating lease liability	(97)	(86)
Net cash provided by (used in) operating activities	130	(95)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(27)	(8)
Net cash used in investing activities	(27)	(8)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	—	(49)
Repayment of unsecured note payable	(154)	(209)
Proceeds from unsecured note payable	—	300
Net cash provided by line of credit	45	1
Borrowings of credit card advance	—	250
Repayment of credit card advance	(56)	(152)
Repayments of secured notes payable	(125)	(70)
Repayment of unsecured line of credit	(3)	(3)
Payments on equipment notes	(28)	(32)
Principal payments on capital leases	(2)	(6)
Net cash (used in) provided by financing activities	(323)	30
Net decrease in cash and cash equivalents	(220)	(73)
Cash and cash equivalents at beginning of period	1,152	649

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$932	$576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non cash item:
Purchases of equipment with equipment notes	$35	$—
Operating lease asset obtained in exchange for operating lease liability	$—	$448
Cash paid during the period for:
Interest	$106	$157
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

 Luvu Brands, Inc. (the “Company” or “Luvu”) was incorporated in the State of Florida on February 25, 1999. References to the Company in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). All operations of the Company are currently conducted by OneUp.

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana® inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint. In March, 2020, the Company began producing personal face masks under the Avana brand in response to the COVID-19 pandemic with shipments beginning in April. In April, 2020, the Company also began producing and selling isolation gowns.

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

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on October 1, 2020 (the “2020 10-K”).

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. As of September 30, 2020 the Company has an accumulated deficit of approximately $7.8 million and a working capital deficit of approximately $1.3 million. This raises substantial doubt about its ability to continue as a going concern.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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

The accompanying consolidated condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s 2020 10-K.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period. Our total deferred revenue as of June 30, 2020 was $14,898 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of September 30, 2020 was $15,204.

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

The following is a summary of Accounts Receivable as of September 30, 2020 and June 30, 2020.

	September 30, 2020	June 30, 2020
	(unaudited)
	(in thousands)
Accounts receivable	$1,050	$1,135
Allowance for doubtful accounts	(1)	—
Allowance for discounts and returns	(10)	—
Total accounts receivable, net	$1,039	$1,135

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at September 30, 2020 that exceeded the balance insured by the FDIC by $681,658.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three month ended September 30, 2020, we purchased 32% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2020, we purchased 33 % of total inventory purchases from one vendor.

As of September 30, 2020 two of the Company’s customers represent 43% and 15% of the total accounts receivables compared to 38%, 16% and 16% of the total accounts receivable, respectively, as of June 30, 2020. Sales to (and through) Amazon accounted for 28% of our net sales during the three months ended September 30, 2020 and 33% of our net sales during the three months ended September 30, 2019.

Fair Value of Financial Instruments

At September 30, 2020 and June 30, 2020, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

The Company measures the fair value of its assets and liabilities under the guidance of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $5,000 at September 30, 2020 and $5,000 at June 30, 2020. Advertising expense for the three months ended September 30, 2020 and 2019 was $68,530 and $79,868, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $29,225 and $28,673 for the three months ended September 30, 2020 and 2019, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2020.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The rent expense under this lease for the three months ended September 30, 2020 and 2019 was $88,120 and $88,120, respectively. Subsequent to September 30, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. (See Note 19, Subsequent Events).

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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

In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, the Company elected the practical expedient to not separate lease and non-lease components. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. See Note 16 for details.

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	% Change
	(in thousands)
Net Sales by Channel:
Direct	$1,458	$1,144	27%
Wholesale	$3,783	$2,871	32%
Other	$126	$79	59%
Total Net Sales	$5,367	$4,094	31%

	Three Months Ended	Margin	Three Months Ended	Margin	%
	September 30, 2020%		September 30, 2019%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$760	52%	$540	47%	41%
Wholesale	$982	26%	$808	28%	22%
Other	$(254)	(202)%	$(211)	(267)%	(20)%
Total Gross Profit	$1,488	28%	$1,137	28%	31%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently adopted

In June 2016, the FASB issued updated guidance (ASU 2016-13) and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for fiscal years beginning after December 15, 2019 (the Company’s fiscal 2021), with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. We adopted ASU 2016-13 and ASU 2019-11 effective July 1, 2020. The impact of adoption of these standards on our condensed consolidated financial statements was not material.

In August 2018, the FASB issued updated guidance (ASU 2018-13) as part of the disclosure framework project, which focuses on improving the effectiveness of disclosures in the notes to the financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the Company’s fiscal 2021), with early adoption permitted. We adopted ASU 2018-13 effective July 1, 2020. The impact of adoption of this standard on our condensed consolidated financial statements was not material.

Not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 including recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. ASU 2019-12 also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company plans to adopt the standard as of July 1, 2021 and is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Income (Loss) Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. Common equivalent shares outstanding as of September 30, 2019, which consists of options and convertible preferred stock, have been excluded from the diluted net loss per common share calculation for the three months ended September 30, 2019 because they are anti-dilutive.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share (continued)

The total potential dilutive securities as of September 30, 2020 and 2019 are as follows:

	2020	2019
Convertible Preferred Stock	4,300,000	4,300,000
Stock options	4,400,000	4,200,000
Total	8,700,000	8,500,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of September 30, 2020 or June 30, 2020.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	September 30, 2020	June 30, 2020
	(unaudited)
	(in thousands)
Raw materials	$1,085	$992
Work in process	270	234
Finished goods	972	900
Total inventories	2,327	2,126
Allowance for inventory reserves	(141)	(141)
Total inventories, net of allowance	$2,186	$1,985

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	September 30, 2020	June 30, 2020	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$2,657	$2,646	2-10 years
Computer equipment and software	1,099	1,087	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	463	463	10 years
Project in process	8	3
Subtotal	4,432	4,404
Accumulated depreciation	(3,518)	(3,466)
Equipment and leasehold improvements, net	$914	$938

Depreciation expense was $52,452 and $40,139 for the three months ended September 30, 2020 and 2019, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2020.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
	(unaudited)
	(in thousands)
Accrued compensation	$377	$468
Accrued expenses and interest	161	155
Other accrued liabilities	$538	$623

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at September 30, 2020 and June 30, 2020 consisted of the following:

	September 30, 2020	June 30, 2020
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 13)	$45	$48
Line of credit (Note 12)	1,050	1,005
Short-term unsecured notes payable (Note 9)	434	489
Current portion of equipment notes payable (Note 16)	95	102
Current portion secured notes payable (Note 14)	66	191
Current portion of leases payable (Note 16)	8	—
Credit card advance (net of discount) (Note 11)	—	56
Notes payable – related party (Note 10)	116	116
Total current debt	1,814	2,007
Long-term debt:
Unsecured notes payable (Note 9)	100	200
Equipment lease payable	25	—
Equipment note payable (Note 16)	139	161
Total long-term debt	$264	$361

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2020 and June 30, 2020 consisted of the following:

	September 30, 2020	June 30, 2020
	(unaudited)
Current debt:	(in thousands)
20% Unsecured note, bi-weekly principal and interest, due September 18, 2020 (1)	$—	$75
20% Unsecured note, bi-weekly principal and interest, due February 19, 2021 (2)	134	214
20% Unsecured note, interest only, due May 1, 2021 (3)	200	200
20% Unsecured note, interest only, due July 31, 2021 (5)	100	—
Total current debt	434	489
Long-term debt:
20% Unsecured note, interest only, due October 31, 2021 (4)	100	100
20% Unsecured note, interest only, due July 31, 2021 (5)	—	100
Total long-term debt	100	200
Total unsecured notes payable	$534	$689

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

(1) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 18, 2020. This note was repaid in full on September 18, 2020. Personally guaranteed by principal stockholder.

(2) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing February 19, 2021. $12,678 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on February 28, 2020. Personally guaranteed by principal stockholder.

(3) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. Personally guaranteed by principal stockholder.

(4) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. Personally guaranteed by principal stockholder.

(5) Unsecured note payable for $100,000 to an individual, with interest at 20% payable monthly; principal due in full on July 31, 2013; extended to July 31, 2019; then extended by the holder to July 31, 2021. Personally guaranteed by principal stockholder.

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at September 30, 2020 and June 30, 2020 consisted of the following:

	September 30, 2020	June 30, 2020
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 4.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 4.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

NOTE 11. CREDIT CARD ADVANCES

On October 12, 2018, OneUp entered into an agreement with Power Up Lending Group, Ltd. (“Power Up”) whereby Power Up agreed to loan OneUp and Foam Labs a total of $250,000 from Power Up. The loan is secured by OneUp’s and Foam Lab’s existing and future credit card collections. Terms for this loan calls for a repayment of $290,000 which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A .5% loan origination fee was deducted, and the Company received net proceeds of $248,750. This loan was repaid in full on August 6, 2019. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder (see Note 17).

On January 29, 2019, the Company borrowed an additional $300,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $345,000 which includes a one-time finance charge of $45,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $297,000. This loan was repaid in full on June 16, 2020. This loan was guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder (see Note 17).

On August 28, 2019, the Company borrowed an additional $250,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $290,000 which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $247,500. This loan was repaid in full on September 16, 2020. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder (see Note 17).

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 12. LINE OF CREDIT

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

On September 4, 2013, the credit agreement with Advance Financial Corporation was amended and restated to increase the asset based line of credit to $1,000,000 to include an Inventory Advance (as defined in the amended and restated receivable financing agreement) of up to the lesser of $300,000 or 75% of the eligible accounts receivable loan. In addition, the amended and restated agreement changed the interest calculation to prime rate plus 3% (as of September 30, 2020, the interest rate was 6.25%) and the Monthly Service Fee was changed to .5% per month.

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

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 18).  On September 30, 2020, the balance owed under this line of credit was $1,050,490.  As of September 30, 2020, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 13. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $44,972 at September 30, 2020 and $47,619 at June 30, 2020.

NOTE 14. SECURED NOTE PAYABLE

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019. On September 30, 2020, the balance owed under this note payable was $65,839. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On June 28, 2019, the Company entered into an agreement with Amazon.com, Inc. (“Amazon”), whereby Amazon agreed to loan OneUp a total of $302,000. Repayment of this note is by 12 monthly payments of $26,301, which includes interest at 8.22%. This loan was repaid in full on August 3, 2020. The Company had granted Amazon a security interest in certain assets of the Company.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 15. PPP LOAN

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

In accounting for the terms of the PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, the Company recorded the proceeds of the PPP Loan of $1,096,200 as debt and it will derecognize the liability when the loan is paid off or it believes forgiveness is reasonably certain. The Company believes that the possibility of loan forgiveness is to be regarded as a contingent gain and therefore will not recognize the gain (and derecognize the loan) until all uncertainty is removed (i.e. all conditions for forgiveness are met).

Future minimum payments required at maturity under the Company’s outstanding short term notes, secured line of credit, unsecured line of credit, credit cards loans, short term related party notes and PPP loan at September 30, 2020 are as follows:

Fiscal Years Ending June 30,	(in thousands)
2021 (nine months)	2,377
2022	530
Total	$2,907

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases expiring at the end of 2020. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at July 1, 2019 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At September 30, 2020, the weighted average remaining lease term is 1.3 years and the weighted average discount rate is 20%. Supplemental balance sheet information related to leases at September 30, 2020 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$85
Current lease liabilities	Operating lease obligations	$102
Non-current lease liabilities	Long-term operating lease obligations	—
Total lease liabilities		$102

Maturities of lease liabilities at September 30, 2020 are as follows:

Payments	(in thousands)
2021 (nine months)	$105
Total undiscounted lease payments	105
Less: present value discount	(3)
Total lease liability balance	$102

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $530,682. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2020:

Years ending June 30,	(in thousands)
2021 (nine months)	88
2022	82
2023	60
2024	39
2025	2
Future Minimum Note Payable Payments	$271
Less Amount Representing Interest	(37)
Present Value of Minimum Note Payable Payments	234
Less Current Portion	(95)
Long-Term Obligations under Equipment Notes Payable	$139

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the three months ended September 30, 2020 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $623. The accrued interest on the note as of September 30, 2020 was $32,051. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the three months ended September 30, 2020 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $328. The accrued interest on the note as of September 30, 2020 was $11,418. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 12 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On September 30, 2020, the balance owed under this line of credit was $1,050,490.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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

The loans from Power Up (see Note 12) to OneUp are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up is controlled by Curt Kramer, who also controls Hope Capital, Inc.(“HCI”). As last reported to us, HCI owns 7.5% of our common stock.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $44,972 at September 30, 2020 and $47,619 at June 30, 2020. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019. On September 30, 2020, the balance owed under this note payable was $65,839. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 23, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 18, 2020. This loan was repaid in full September 18, 2020. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

On November 27, 2019 the Company entered into an agreement with OnDeck, whereby OnDeck agreed to loan OneUp a total of $200,000. Terms for this loan calls for a repayment of $234,000 which includes a one-time finance charge of $34,000, approximately nine months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. This note payable was fully paid in August 2020. This loan is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder.

On February 21, 2020, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 19, 2021. The lenders deducted an original issue discount of 2% and the balance due on the March 1, 2019 note payable of $12,677 and the remaining proceeds of $281,323 are for working capital purposes. On September 30, 2020, the balance owed under this note payable was $134,249 (see Note 9). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

 NOTE 18. STOCKHOLDERS’ EQUITY

Options

At September 30, 2020, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is a shareholder-approved and under which 5,000,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2020, the number of shares available for issuance under the 2015 Plan was 600,000.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2020:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2020	4,250,000	1.7 years	$.02	$624,700
Granted	150,000	4.8 years	.16	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Options outstanding as of September 30, 2020	4,400,000	1.6 years	.03	$584,200
Options exercisable as of September 30, 2020	3,050,000	.9 years	.02	$427,100

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.16 for such day.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

 NOTE 18. STOCKHOLDERS’ EQUITY (continued)

There were 150,000 stock options granted during the three months ended September 30, 2020 and 200,000 stock options granted during the three months ended September 30, 2019. The value assumptions related to options granted during the three months ended September 30, 2020, were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Exercise Price:	$.15 - $.17	$.03
Volatility:	469% - 470%	407%
Risk Free Rate:	.25%	1.81%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

  The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2020:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.01 to .03	4,050,000	1.4	$.02	2,950,000	$.02
$.034 to .05	200,000	2.8	$.05	100,000	$.05
$.15 to .17	150,000	4.8	$.15	-	$-
Total stock options	4,400,000	1.6	$.03	3,050,000	$.02

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended September 30, 2020 and 2019 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

As of September 30, 2020, the Company’s total unrecognized compensation cost was $47,081 which will be recognized over the weighted average vesting period of two years.

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Other Selling and Marketing	$1	$1
General and Administrative	5	4
Total	$6	$5

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY (continued)

Share Purchase Warrants

As of September 30, 2020 and 2019, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at September 30, 2020 and June 30, 2020.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2020, the Company had reserved the following shares of common stock for issuance:

September 30,
2020
Shares of common stock reserved for issuance under the 2015 Plan	5,000,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	9,300,000

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

NOTE 19. – SUBSEQUENT EVENTS

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. Under the new facilities lease, the estimated operating lease asset and operating lease liability on the commencement date will total $2,580,611 and $2,683,841, respectively.

On October 15, 2020, the Company entered into an equipment finance agreement for the purchase of a new CNC foam contouring system from a European supplier. At a total cost of $325,000, the equipment finance agreement calls for 60 payments of $6,266 to the finance company.

Subsequent to September 3, 2020, 200,000 stock options granted to an employee were exercised in exchange for a cash payment of $2,500.

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

	Three Months Ended
	(unaudited)
	September 30, 2020	September 30, 2019
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.3%	72.2%
Gross Margin	27.7%	27.8%
Selling, General and Administrative Expenses	19.6%	25%
Income from operations	8.1%	2.8%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	September 30, 2020		September 30, 2019
Net Sales:
Liberator	$2,013	38%	$1,512	37%
Jaxx	1,713	32%	1,135	28%
Avana	960	18%	843	21%
Products purchased for resale	337	6%	382	9%
Other	344	6%	222	5%
Total Net Sales	$5,367	100%	$4,094	100%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net sales. Sales for the three months ended September 30, 2020 were $5,367,306, a 31% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products increased $501,000, or 33%, during the quarter from the comparable prior year period, due primarily to higher sales through the Company’s e-commerce site, Liberator.com and higher sales through Amazon, partially offset by lower sales through brick-and-mortar retail customers.

•	Jaxx sales – Jaxx product sales increased 51% from the prior year first quarter, primarily due to an expanded product offering of outdoor products and greater sales through e-merchants, including Amazon and Wayfair;

•	Avana sales – Net sales of Avana products increased 14% during the quarter from the comparable prior year quarter. This line of top-of-bed comfort products continues to sell well through e-merchant channels with broad consumer reach including Amazon, Overstock and others; and

•	Products purchased for resale – This product category decreased by $45,000 from the prior year first quarter due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation.  Despite labor cost increases in all production areas and raw material cost increases, gross profit increased to $1,487,814 for the three months ended September 30, 2020 from $1,137,393 in the comparable prior year period, and the gross margin, as a percentage of sales, remained constant with the prior year period at 28%.

Operating expenses. Total operating expenses for the three months ended September 30, 2020 were approximately 20% of net sales, or approximately $1,052,000, compared to 25% of net sales, or approximately $1,024,000, for the same period in the prior year.  Of the $28,000 increase, approximately $78,000 was due to higher general and administrative expenses (higher computer software expense, higher salaries and healthcare costs) and $12,000 in higher depreciation expense, offset in part by $62,000 in lower advertising and other selling and marketing expenses (lower salaries, travel and trade show costs.)

Other expense. Other expense during the first quarter decreased from approximately ($158,000) in fiscal 2019 to approximately ($107,000) during the first quarter of fiscal 2020. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those lower balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
(Dollars in thousands)	2020	2019
	(Unaudited)
Cash flow data:
Cash provided by (used in) operating activities	$130	$(95)
Cash used in investing activities	$(27)	$(8)
Cash (used in) provided by financing activities	$(323)	$30

As of September 30, 2020, our cash and cash equivalents totaled $931,741, compared to $576,051 in cash and cash equivalents as of September 30, 2019.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $130,567 in the three months ended September 30, 2020 compared to $95,461 net cash used in operating activities in the three months ended September 30, 2019.  The primary components of the cash provided by operating activities in the current year is the net income of $328,681 and a decrease in accounts receivable of $96,942, offset in part by an increase in inventory of $201,242 and an increase in accrued compensation of $92,042.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2020 was $27,500 and related to the purchase and installation of certain production equipment and computer software during the first quarter.

Financing Activities

Cash provided used in financing activities during the three months ended September 30, 2020 of $323,253 was primarily attributable to the repayment of the unsecured notes payable, secured notes payable and the credit card advance, offset in part by net borrowings under the revolving line of credit.

Cash provided by financing activities during the three months ended September 30, 2019 of $30,166 was primarily attributable to the proceeds from the unsecured notes payable and borrowings from the credit card advance, offset in part by the repayment of the unsecured notes payable and credit card advance.

Inflation

During fiscal 2019 and 2020, we experienced increases in various raw material costs and increases in labor costs and government mandated employee benefits. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2021, although there is no assurance this will occur. Inflation and import tariffs can harm our margins and profitability if we are unable to increase prices or improve productivity enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. We recorded net income of approximately $329,000 for the three months ended September 30, 2020 and net income of approximately $860,000 for the year ended June 30, 2020. As of September 30, 2020, we have an accumulated deficit of approximately $7,827,000 and a working capital deficit of approximately $1,295,000. This raises substantial doubt about our ability to continue as a going concern.

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

Non-GAAP Financial Measures

Reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2020 and 2019:

(Dollars in thousands)	Three months ended September 30,
	2020	2019
	(Unaudited)
Net income (loss)	$329	$(45)
Plus interest expense, net	107	158
Plus depreciation and amortization expense	52	40
Plus stock-based compensation	6	5
Adjusted EBITDA	$494	$158

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income (loss) of the Company or net cash provided by (used in) operating activities.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

 On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The foregoing summary of the terms and conditions of this agreement is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.1 to this report.

On October 15, 2020, the Company entered into an equipment finance agreement for the purchase of a new CNC foam contouring system from a European supplier. At a total cost of $325,000, the equipment finance agreement calls for 60 payments of $6,266 to the finance company.

ITEM 6.                        EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger and Capitalization Agreement	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.2
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3(i)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	3/3/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/5/15	3.5
3.5	Bylaws	SB-2	3/2/07	3(ii)
10.1	Lease Agreement between Goodson Land Partners, LLC And One Up Innovations, Inc., dated November 2, 2020				Filed
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer				Filed
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer				Filed
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

November 12, 2020	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2020	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)