Form 10-Q
period 2020-12-31
Luvu Brands, Inc.
filed 2021-02-12
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

As of February 12, 2021, there were 75,037,890 shares of common stock outstanding.

LUVU BRANDS, INC.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	Page Number

	Condensed Consolidated Balance Sheets –	4
	At December 31, 2020 (unaudited) and June 30, 2020

	Condensed Consolidated Statements of Operations –	5
	For the Three and Six Months Ended December 31, 2020 and December 31, 2019 (unaudited)

	Condensed Consolidated Statements of Stockholders’ Deficit – For the Six Months Ended December 31, 2020 and December 31, 2019 (unaudited) For the Three Months Ended December 31, 2020 and December 31, 2019 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows –	7
	For the Six Months Ended December 31, 2020 and December 31, 2019 (unaudited)

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4.	Controls and Procedures	32

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 1A.	Risk Factors	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Mine Safety Disclosures	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	34

SIGNATURES		35

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

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,
	2020	June 30,
	(unaudited)	2020
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,015	$1,152
Accounts receivable, net	915	1,135
Inventories, net	2,490	1,985
Prepaid expenses	87	55
Total current assets	4,507	4,327

Equipment, property and leasehold improvements, net	1,276	938
Finance lease assets	33	—
Operating lease assets	2,684	165
Other assets	24	17
Total assets	$8,524	$5,447

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$2,524	$2,435
Current debt	1,855	2,007
Current portion of PPP loan	—	482
Other accrued liabilities	470	623
Operating lease liability	247	199
Total current liabilities	5,096	5,746

Noncurrent liabilities:
Long-term debt	444	361
PPP loan	—	614
Long-term operating lease liability	2,437	—
Total noncurrent liabilities	2,881	975
Total liabilities	7,977	6,721
Commitments and contingencies (See Note 16)	—	—
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at December 31, 2020 and June 30, 2020	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 75,037,890 and 73,452,596 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	750	735
Additional paid-in capital	6,159	6,147
Accumulated deficit	(6,362)	(8,156)
Total stockholders’ equity (deficit)	547	(1,274)
Total liabilities and stockholders’ equity (deficit)	$8,524	$5,447

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in thousands, except share data)
Net Sales	$5,714	$4,779	$11,081	$8,874
Cost of goods sold	4,148	3,260	8,027	6,217
Gross profit	1,566	1,519	3,054	2,657
Operating expenses
Advertising and promotion	120	116	189	196
Other selling and marketing	270	317	537	634
General and administrative	668	633	1,332	1,220
Depreciation and amortization	51	39	103	79
Total operating expenses	1,109	1,105	2,161	2,129
Income from operations	457	414	893	528
Other Income (Expense):
Gain on forgiveness of SBA loan	1,096	—	1,096	—
Interest expense and financing costs	(88)	(157)	(195)	(316)
Total Other Income (Expense)	1,008	(157)	901	(316)
Income before income taxes	1,465	257	1,794	212
Provision for income taxes	—	—	—	—
Net income	$1,465	$257	$1,794	$212
Net income per share:
Basic	$0.02	$0.00	$0.02	$0.00
Diluted	$0.02	$0.00	$0.02	$0.00

Shares used in computing net income per share
Basic	73,682,551	73,452,596	73,567,574	73,452,596
Diluted	74,050,847	74,201,194	74,550,249	74,243,627

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 For the Six Months ended December 31, 2019 and December 31, 2020 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
	(in thousands, except share data)

Balance, June 30, 2019	4,300,000	$—	73,452,596	$735	$6,126	$(9,016)	$(2,155)
Stock-based compensation expense	—	—	—	—	11	—	11
Net income for the six months ended December 31, 2019	—	—	—	—	—	212	212
Balance, December 31, 2019 (unaudited)	4,300,000	$—	73,452,596	$735	$6,137	$(8,804)	$(1,932)

Balance, June 30, 2020	4,300,000	$—	73,452,596	$735	$6,147	$(8,156)	$(1,274)
Stock-based compensation expense	—	—	—	—	8	—	8
Stock option exercises	—	—	1,585,294	15	4	—	19
Net income for the six months ended December 31, 2020	—	—	—	—	—	1,794	1,794
Balance, December 31, 2020 (unaudited)	4,300,000	$—	75,037,890	$750	$6,159	$(6,362)	$547

For the Three Months ended December 31, 2019 and December 31, 2020 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
	(in thousands, except share data)

Balance, September 30, 2019 (unaudited)	4,300,000	$—	73,452,596	$735	$6,131	$(9,061)	$(2,195)
Stock-based compensation expense	—	—	—	—	6	—	6
Net income for the three months ended December 31, 2019	—	—	—	—	—	257	257
Balance, December 31, 2019 (unaudited)	4,300,000	$—	73,452,596	$735	$6,137	$(8,804)	$(1,932)

Balance, September 30, 2020 (unaudited)	4,300,000	$—	73,452,596	$735	$6,153	$(7,827)	$(939)
Stock-based compensation expense	—	—	—	—	2	—	2
Stock option exercises	—	—	1,585,294	15	4	—	19
Net income for the three months ended December 31, 2020	—	—	—	—	—	1,465	1,465
Balance, December 31, 2020 (unaudited)	4,300,000	$—	75,037,890	$750	$6,159	$(6,362)	$547

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2020	2019
OPERATING ACTIVITIES:	(in thousands)
Net income	$1,794	$212
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Forgiveness of SBA Loan	(1,096)	—
Depreciation and amortization	103	79
Stock based compensation expense	8	11
Provision for bad debt	1	—
Amortization of operating lease asset	164	138
Changes in operating assets and liabilities:
Accounts receivable	219	(232)
Inventories	(505)	(202)
Prepaid expenses and other assets	(39)	(29)
Accounts payable	90	(17)
Accrued compensation	(190)	62
Accrued expenses and interest	46	27
Operating lease liability	(199)	(166)
Net cash provided by (used in) operating activities	396	(117)

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(81)	(12)
Net cash used in investing activities	(81)	(12)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	—	(49)
Repayment of unsecured note payable	(239)	(437)
Proceeds from unsecured note payable	—	300
Net cash provided by line of credit	63	132
Borrowings of credit card advance	—	450
Repayment of credit card advance	(56)	(302)
Proceeds from secured notes payable	—	233
Repayments of secured notes payable	(151)	(188)
Repayment of unsecured line of credit	(5)	27
Proceeds from exercise of stock options	9	—
Payments on equipment notes	(69)	(65)
Principal payments on lease payable	(4)	(7)
Net cash (used in) provided by financing activities	(452)	94
Net decrease in cash and cash equivalents	(137)	(35)
Cash and cash equivalents at beginning of period	1,152	649
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,015	$614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$357	$—
Finance lease asset obligation in exchange for lease payable	$35	$—
Accrued interest converted for exercise of options	$10	$—
Operating lease asset obtained in exchange for operating lease liability	$2,684	$448
Cash paid during the period for:
Interest	$193	$313
Income taxes	$—	—

 See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

 Luvu Brands, Inc. (the “Company” or “Luvu”) was incorporated in the State of Florida on February 25, 1999. References to the Company in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). All operations of the Company are currently conducted by OneUp.

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana® inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and our re-purposed polyurethane foam trim. These products are sold through the Company’s websites, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint.

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

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on October 1, 2020 (the “2020 10-K”).

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. As of December 31, 2020 the Company has an accumulated deficit of approximately $6.4 million and a working capital deficit of approximately $589,000. This raises substantial doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the second quarter of fiscal 2021, we purchased new foam contouring equipment for installation during the third quarter of fiscal 2021. We also placed an order for a larger roll compression machine which should be operational during the fourth quarter of fiscal 2021. These actions should yield higher factory throughput at a lower cost of goods sold. However, these operational improvements may be more than offset by rising wages and raw material costs. We plan to raise our selling prices to offset some of the labor and raw material cost increases. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $150,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period. Our total deferred revenue as of June 30, 2020 was $14,898 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of December 31, 2020 was $16,760.

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

The following is a summary of Accounts Receivable as of December 31, 2020 and June 30, 2020.

	December 31, 2020	June 30, 2020
	(unaudited)
	(in thousands)
Accounts receivable	$938	$1,135
Allowance for doubtful accounts	(1)	—
Allowance for discounts and returns	(22)	—
Total accounts receivable, net	$915	$1,135

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had bank balances on deposit at December 31, 2020 that exceeded the balance insured by the FDIC by $1,096,404. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and six months ended December 31, 2020, we purchased 33% and 32% respectively, of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2020, we purchased 33 % of total inventory purchases from one vendor.

As of December 31, 2020, two of the Company’s customers represents 29% and 14% of the total accounts receivables, respectively. As of June 30, 2020, three of the Company’s customers represents 38%, 16% and 16% of the total accounts receivables, respectively. For the three and six months ended December 31, 2020, sales to and through Amazon accounted for 30% and 29% of our net sales, respectively.

Fair Value of Financial Instruments

At December 31, 2020 and June 30, 2020, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $2,500 at December 31, 2020 and $5,000 at June 30, 2020. Advertising expense for the three months ended December 31, 2020 and 2019 was $120,455 and $115,815, respectively. Advertising expense for the six months ended December 31, 2020 and 2019 was $188,985 and $195,683, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $27,294 and $26,179 for the three months ended December 31, 2020 and 2019, respectively. Expenses for new product development totaled $56,519 and $54,852 for the six months ended December 31, 2020 and 2019, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2020.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The rent expense under this lease for the three months ended December 30, 2020 and 2019 was $88,120 and $88,120, respectively. The rent expense under this lease for the six months ended December 31, 2020 and 2019 was $176,239 and $176,239, respectively.

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	% Change
	(in thousands)
Net Sales by Channel:
Direct	$1,910	$1,303	46%
Wholesale	$3,670	$3,398	8%
Other	$134	$78	72%
Total Net Sales	$5,714	$4,779	20%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

 NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Months Ended	Margin	Three Months Ended	Margin	%
	December 31, 2020%		December 31, 2019%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$940	49%	$670	51%	40%
Wholesale	$967	26%	$1,006	30%	(4)%
Other	$(341)	—%	(157	—%	(117)%
Total Gross Profit	$1,566	27%	$1,519	32%	3%

	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019	% Change
	(in thousands)
Net Sales by Channel:
Direct	$3,367	$2,421	39%
Wholesale	$7,454	$6,296	18%
Other	$260	$157	66%
Total Net Sales	$11,081	$8,874	25%

	Six Months Ended	Margin	Six Months Ended	Margin	%
	December 31, 2020%		December 31, 2019%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$1,700	50%	$1,203	50%	41%
Wholesale	$1,949	26%	$1,821	29%	7%
Other	$(595)	—%	(367)	—%	(62)%
Total Gross Profit	$3,054	28%	$2,657	30%	15%

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of December 31, 2020 and 2019, the common stock equivalents did not have any effect on net income per share.

	December 31,
	2020	2019
Common stock options – 2009 Plan	—	100,000
Common stock options – 2015 Plan	2,300,000	4,100,000
Convertible preferred stock	4,300,000	4,300,000
Total	6,600,000	8,500,000

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of December 31, 2020 or June 30, 2020.

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2020	June 30, 2020
	(unaudited)
	(in thousands)
Raw materials	$1,282	$992
Work in process	307	234
Finished goods	1,042	900
Total inventories	2,631	2,126
Allowance for inventory reserves	(141)	(141)
Total inventories, net of allowance	$2,490	$1,985

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	December 31, 2020	June 30, 2020	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$2,692	$2,646	2-10 years
Computer equipment and software	1,111	1,087	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	463	463	6 years
Project in process	372	3
Subtotal	4,843	4,404
Accumulated depreciation	(3,567)	(3,466)
Equipment and leasehold improvements, net	$1,276	$938

Depreciation expense was $51,024 and $38,913 for the three months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, depreciation expense was $103,476 and $79,052, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2020.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
	(unaudited)
	(in thousands)

Accrued compensation	$278	$468
Accrued expenses and interest	192	155
Other accrued liabilities	$470	$623

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

 NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at December 31, 2020 and June 30, 2020 consisted of the following:

	December 31, 2020	June 30, 2020
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 13)	$42	$48
Line of credit (Note 12)	1,069	1,005
Short-term unsecured notes payable (Note 9)	450	489
Current portion of equipment notes payable (Note 16)	131	102
Current portion secured notes payable (Note 14)	39	191
Current portion of leases payable	8	—
Credit card advance (net of discount) (Note 11)	—	56
Notes payable – related party (Note 10)	116	116
Total current debt	1,855	2,007
Long-term debt:
Unsecured notes payable (Note 9)	—	200
Equipment lease payable	23	—
Equipment notes payable (Note 16)	421	161
Total long-term debt	$444	$361

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2020 and June 30, 2020 consisted of the following:

	December 31, 2020	June 30, 2020
	(unaudited)
Current debt:	(in thousands)
20% Unsecured note, bi-weekly principal and interest, due September 18, 2020 (1)	$—	$75
20% Unsecured note, bi-weekly principal and interest, due February 19, 2021 (2)	50	214
20% Unsecured note, interest only, due May 1, 2021 (3)	200	200
20% Unsecured note, interest only, due July 31, 2021 (5)	100	—
20% Unsecured note, interest only, due October 31, 2021 (4)	100	—
Total current debt	450	489
Long-term debt:
20% Unsecured note, interest only, due October 31, 2021 (4)	—	100
20% Unsecured note, interest only, due July 31, 2021 (5)	—	100
Total long-term debt	—	200
Total unsecured notes payable	$450	$689

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

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

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at December 31, 2020 and June 30, 2020 consisted of the following:

	December 31, 2020	June 30, 2020
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$—	$—

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

NOTE 12. LINE OF CREDIT (continued)

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

On December 1, 2020, the credit agreement with Advance Financial Corporation was amended to reduce the interest calculation to prime rate plus 2% and the Monthly Service Fee was unchanged at .5% per month. As of December 31, 2020, the interest rate was 5.25%. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 17).  On December 31, 2020, the balance owed under this line of credit was $1,068,518.  As of December 31, 2020, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 13. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $42,265 at December 31, 2020 and $47,619 at June 30, 2020.

NOTE 14. SECURED NOTE PAYABLE

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019. On December 31, 2020, the balance owed under this note payable was $39,462. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

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

On December 18, 2020, the company was informed by Ameris Bank that the PPP Note had been forgiven by the U.S. Small Business Administration.

In accounting for the terms of the PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, the Company derecognized the PPP Note liability of $1,096,200 and recorded it as Other Income, as forgiveness was certain.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At December 31, 2020, the weighted average remaining lease term for the lease renewal is 6 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at December 31, 2020 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$2,684

Current lease liabilities	Operating lease liabilities	$247
Non-current lease liabilities	Long-term operating lease liabilities	2,437
Total lease liabilities		$2,684

Maturities of lease liabilities at December 31, 2020 are as follows:

Payments	(in thousands)
2021 (six months)	$310
2022	629
2023	647
2024	667
2025 and thereafter	1,876
Total undiscounted lease payments	4,129
Less: present value discount	(1,445)
Total operating lease liability balance	$2,684

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (continued)

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $887,970. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2020:

Years ending June 30,	(in thousands)
2021 (six months)	$100
2022	167
2023	146
2024	125
2025	79
2026	20
Future Minimum Note Payable Payments	$637
Less Amount Representing Interest	(85)
Present Value of Minimum Note Payable Payments	552
Less Current Portion	(131)
Long-Term Obligations under Equipment Notes Payable	$421

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the three months ended December 31, 2020 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $623. On December 21, 2020, the note holder used $3,750 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of December 31, 2020 was $28,924. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the three months ended December 31, 2020 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $328. On December 21, 2020, the note holder used $6,875 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of December 31, 2020 was $4,870. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 12 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On December 31, 2020, the balance owed under this line of credit was $1,068,518.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

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

The loans from Power Up (see Note 11) to OneUp are guaranteed by the Company (including OneUp and Foam Labs) and are personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up is controlled by Curt Kramer, who also controls Hope Capital, Inc.(“HCI”). As last reported to us, HCI owns 7.5% of our common stock.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $42,265 at December 31, 2020 and $47,619 at June 30, 2020. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019. On December 31, 2020, the balance owed under this note payable was $39,462. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

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

On February 21, 2020, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 19, 2021. The lenders deducted an original issue discount of 2% and the balance due on the March 1, 2019 note payable of $12,677 and the remaining proceeds of $281,323 are for working capital purposes. On December 31, 2020, the balance owed under this note payable was $50,132 (see Note 9). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

NOTE 18. STOCKHOLDERS’ EQUITY

Options

At December 31, 2020, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is a shareholder-approved and under which 3,400,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

 NOTE 18. STOCKHOLDERS’ EQUITY (continued)

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2020, the number of shares available for issuance under the 2015 Plan was 1,100,000.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2020:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2020	4,250,000	1.7 years	$.02	$624,700
Granted	150,000	4.5 years	.16	—
Exercised	(1,600,000)	—	.01	—
Forfeited or expired	(500,000)	—	—	—
Options outstanding as of December 31, 2020	2,300,000	2.1 years	.03	$252,100
Options exercisable as of December 31, 2020	1,337,500	1.7 years	.03	$146,750

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.14 for such day.

During the three months ended December 31, 2020, a total of 1,600,000 stock options were exercised in exchange for various consideration including cash, accrued interest and on a cashless basis.

There were 150,000 stock options granted during the six months ended December 31, 2020 and 300,000 stock options granted during the six months ended December 31, 2019. The value assumptions related to options granted during the six months ended December 31, 2020, were as follows:

	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Exercise Price:	$.15 - $.17	$.02 - $.03
Volatility:	469% - 470%	405% - 407%
Risk Free Rate:	.25%	1.6% - 1.81%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2020:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to .03	2,100,000	2.1	$.03	1,237,500	$.03
$.05	200,000	2.5	$.05	100,000	$.05
Total stock options	2,300,000	2.1	$.03	1,337,500	$.03

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY (continued)

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2020 and 2019 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

As of December 31, 2020, the Company’s total unrecognized compensation cost was $19,985 which will be recognized over the weighted average vesting period of two years.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	($ in thousands)
Other Selling and Marketing	1	1	2	2
General and Administrative	1	5	6	9
Total Stock-based Compensation Expense	2	6	8	11

Share Purchase Warrants

As of December 31, 2020 and 2019, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at December 31, 2020 and June 30, 2020.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2020, the Company had reserved the following shares of common stock for issuance:

December 31,
2020
Shares of common stock reserved for issuance under the 2015 Plan	3,400,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	7,700,000

During the three month ended December 31, 2020, 1,585,294 shares of common stock were issued for the exercise of 1.6 million stock options by affiliates and non-affiliate employees of the Company in exchange for various consideration including cash, accrued interest and a cashless basis at prices ranging from $.0125 per share to $.01375 per share. These options were granted under the 2015 Plan on December 29, 2015 with an expiration date of December 29, 2020.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY (continued)

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

NOTE 19. – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company entered into an equipment finance agreement for the purchase of a new roll compression machine from a domestic supplier. At a total cost of $413,000, the equipment finance agreement calls for 60 payments of $8,323 to the finance company.

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

	Three Months Ended
	(unaudited)
	December 31, 2020	December 31, 2019
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.6%	68.2%
Gross Margin	27.4%	31.8%
Operating Expenses	19.4%	23.1%
Income from operations	8.0%	8.7%

	Six Months Ended
	(unaudited)
	December 31, 2020	December 31, 2019
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.4%	70.1%
Gross Margin	27.6%	29.9%
Operating Expenses	19.5%	24.0%
Income from operations	8.1%	5.9%

  The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	December 31, 2020		December 31, 2019
Net Sales:
Liberator	$2,457	43%	$1,970	41%
Jaxx	1,713	30%	1,182	25%
Avana	833	15%	1,037	22%
Products purchased for resale	458	8%	394	8%
Other	253	4%	196	4%
Total Net Sales	$5,714	100%	$4,779	100%

	Six Months Ended (unaudited)
(Dollars in thousands)	December 31, 2020		December 31, 2019
Net Sales:
Liberator	$4,470	41%	$3,481	39%
Jaxx	3,427	31%	2,316	26%
Avana	1,793	16%	1,881	21%
Products purchased for resale	795	7%	777	9%
Other	596	5%	418	5%
Total Net Sales	$11,081	100%	$8,874	100%

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Net sales. Sales for the three months ended December 31, 2020 were $5,714,000, a 20% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products increased $487,000, or 25%, during the quarter from the comparable prior year period, due primarily to higher sales through the Company’s e-commerce site, Liberator.com and higher sales through Amazon, partially offset by lower sales through brick-and-mortar retail customers.

•	Jaxx sales – Jaxx product sales increased 45% from the prior year second quarter, primarily due to an expanded product offering and greater sales through e-merchants, including Amazon and Wayfair;

•	Avana sales – Net sales of Avana products decreased 20% during the quarter from the comparable prior year quarter to $833,000. The decrease in sales of our top-of-bed comfort products was due to larger orders for Liberator and Jaxx products which taxed our production capabilities and created longer delivery lead times for the Avana products. Longer lead times when selling through drop-ship channels like Amazon, Wayfair and Overstock typically results in lower order levels, as consumers will seek out competitive products with shorter delivery lead times. Additional foam cutting and roll compression equipment has been ordered and is expected to reduce delivery lead times for all products;

•	Products purchased for resale – This product category increased by $64,000 from the prior year second quarter due to higher sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation.  As a result of labor and raw material cost increases, the gross profit margin, as a percentage of sales, decreased to 27% from 32% in the prior year second quarter. With the increased net sales, gross profit increased to $1,565,748 from $1,519,423.

Operating expenses. Total operating expenses for the three months ended December 31, 2020 were approximately 19% of net sales, or approximately $1,109,000, compared to 23% of net sales, or approximately $1,105,000, for the same period in the prior year.

Other income (expense). Interest expense during the second quarter decreased from approximately ($157,000) in fiscal 2020 to approximately ($88,000) during the second quarter of fiscal 2021. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those lower balances. The PPP loan forgiveness by the Small Business Administration resulted in Other Income of approximately $1,096,000.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

Net sales. Sales for the six months ended December 31, 2020 were $11,081,000, a 25% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•	Liberator sales - Sales of Liberator branded products increased $989,000, or 28%, during the first six months from the comparable prior year period, due primarily to greater sales through the company’s Liberator.com website and through Amazon.com;

•	Jaxx sales – Jaxx product sales increased $1,111,000, or 48%, from the prior year first half, primarily due to an expanded product offering of outdoor and indoor products and greater sales through e-merchants, including Amazon and Wayfair;

•	Avana sales – Net sales of Avana products decreased $88,000 (or 5%) during the first six months from the comparable prior year period. Sales of this product line have been impacted by lower-priced competitive products in the market place, and longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair; and

•	Products purchased for resale – This product category increased by $18,000, or 2%, from the prior year first half due to greater sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  As a result of labor and raw material cost increases, the gross profit margin, as a percentage of sales, decreased to 28% from 30% in the prior year first half. With the increased net sales, gross profit increased to $3,053,562 from $2,656,816, a 15% increase.

Operating expenses. Total operating expenses for the six months ended December 31, 2020 were 20% of net sales, or approximately $2,161,000, compared to 24% of net sales, or approximately $2,129,000, for the same period in the prior year.  Of the $32,000 increase, approximately $126,000 was due to higher insurance, equipment repairs and administrative salaries, offset in part by lower sales and marketing salaries and personnel costs ($120,000).

Other income (expense). Interest expense during the first six month decreased from expense of approximately ($316,000) in fiscal 2020 to expense of approximately ($195,000) during the first half of fiscal 2021. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those higher balances. The PPP Note forgiveness by the U.S. Small Business Administration resulted in Other Income of approximately $1,096,000.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
(Dollars in thousands)	2020	2019
	(Unaudited)
Cash flow data:
Cash provided by (used in) operating activities	$396	$(117)
Cash used in investing activities	$(81)	$(12)
Cash (used in) provided by financing activities	$(452)	$94

As of December 31, 2020, our cash and cash equivalents totaled $1,014,736, compared to $614,212 in cash and cash equivalents as of December 31, 2019.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $396,000 in the six months ended December 31, 2020 compared to $117,000 net cash used in operating activities in the six months ended December 31, 2019.  The primary components of the cash provided by operating activities in the current year is the net income of $1,794,000 (which includes the PPP Note forgiveness of $1,096,000), a decrease in accounts receivable of $219,000, offset in part by an increase in inventory of $505,000 and a decrease in accrued compensation of $190,000.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2020 was $81,000 and related to the purchase and installation of certain production equipment and computer software during the first six months.

Financing Activities

Cash used in financing activities during the six months ended December 31, 2020 of $452,000 was primarily attributable to the repayment of the unsecured notes payable, secured notes payable, the credit card advance and payments made on equipment notes, offset in part by net borrowings under the revolving line of credit.

Cash provided by financing activities during the three months ended December 31, 2019 of $94,000 was primarily attributable to the proceeds from the unsecured notes payable and borrowings from the credit card advance, offset in part by the repayment of the unsecured notes payable and credit card advance.

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

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. We recorded net income of approximately $1,794,000 for the six months ended December 31, 2020 and net income of approximately $860,000 for the year ended June 30, 2020. As of December 31, 2020, however, we have an accumulated deficit of approximately $6,362,000 and a working capital deficit of approximately $589,000. This raises substantial doubt about our ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the second quarter of fiscal 2021, we purchased new foam contouring equipment for installation during the third quarter of fiscal 2021. We also placed an order for a larger roll compression machine which should be operational during the fourth quarter of fiscal 2021. These actions should yield higher factory throughput at a lower cost of goods sold. However, these operational improvements have been more than offset by rising wages and raw material costs. We plan to raise our selling prices to offset some of the labor and raw material cost increases. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $150,000 of funding, of which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the six months ended December 31, 2020 and 2019:

(Dollars in thousands)	Six months ended December 31,
	2020	2019
Net income	$1,794	$212
Plus interest expense, net	195	316
Plus depreciation and amortization expense	103	79
Plus stock-based compensation	8	11
Adjusted EBITDA	$2,100	$618

As used herein, Adjusted EBITDA represents net income before interest income, interest expense, income taxes, depreciation, amortization, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income of the Company or net cash provided by (used in) operating activities.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

 On January 19, 2021, the Company entered into an equipment finance agreement for the purchase of a new roll compression system from a domestic supplier. At a total cost of $413,000, the equipment finance agreement calls for 60 payments of $8,323 to the finance company.

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

LUVU BRANDS, INC.
(Registrant)

February 12, 2021	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 12, 2021	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)