Form 10-Q
period 2021-03-31
Luvu Brands, Inc.
filed 2021-05-17
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 14, 2021, there were 75,037,890 shares of common stock outstanding.

LUVU BRANDS, INC.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	Page Number

	Condensed Consolidated Balance Sheets –	4
	At March 31, 2021 (unaudited) and June 30, 2020

	Condensed Consolidated Statements of Operations –
	For the Three and Nine Months Ended March 31, 2021 and March 31, 2020 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Deficit – For the Nine Months Ended March 31, 2021 and March 31, 2020 (unaudited) For the Three Months Ended March 31, 2021 and March 31, 2020 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows –
	For the Nine Months Ended March 31, 2021 and March 31, 2020 (unaudited)	7

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “LUVU”, “we,” “us, “our” and similar terms refer to LUVU Brands, Inc. and our wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”)Our corporate website is www.LuvuBrands.com. There we make available copies of Luvu Brands documents, news releases and our filings with the U.S. Securities and Exchange Commission including financial statements.

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

PART I   FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,
	2021	June 30,
	(unaudited)	2020
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,270	$1,152
Accounts receivable, net	1,158	1,135
Inventories, net	2,920	1,985
Prepaid expenses	91	55
Total current assets	5,439	4,327

Equipment, property and leasehold improvements, net	1,739	938
Finance lease assets	29	—
Operating lease assets	2,622	165
Other assets	85	17
Total assets	$9,914	$5,447

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$2,647	$2,435
Current debt	2,204	2,007
Current portion of PPP loan	—	482
Other accrued liabilities	555	623
Operating lease liability	229	199
Total current liabilities	5,635	5,746

Noncurrent liabilities:
Long-term debt	754	361
PPP loan	—	614
Long-term operating lease liability	2,505	—
Total noncurrent liabilities	3,259	975
Total liabilities	8,894	6,721
Commitments and contingencies (See Note 16)	—	—
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at March 31, 2021 and June 30, 2020	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 75,037,890 and 73,452,596 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	750	735
Additional paid-in capital	6,163	6,147
Accumulated deficit	(5,893)	(8,156)
Total stockholders’ equity (deficit)	1,020	(1,274)
Total liabilities and stockholders’ equity (deficit)	$9,914	$5,447

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months EndedMarch 31,		Nine Months EndedMarch 31,
	2021	2020	2021	2020
	(in thousands, except share data)
Net Sales	$6,181	$4,032	$17,262	$12,906
Cost of goods sold	4,435	2,964	12,462	9,182
Gross profit	1,746	1,068	4,800	3,724
Operating expenses
Advertising and promotion	180	117	369	313
Other selling and marketing	260	324	797	957
General and administrative	689	588	2,021	1,808
Depreciation and amortization	54	38	157	117
Total operating expenses	1,183	1,067	3,344	3,195
Income from operations	563	1	1,456	529
Other Income (Expense):
Gain on forgiveness of PPP loan	—	—	1,096	—
Interest expense and financing costs	(94)	(149)	(289)	(465)
Total Other Income (Expense)	(94)	(149)	807	(465)
Income before income taxes	469	(148)	2,263	64
Provision for income taxes	—	—	—	—
Net income (loss)	$469	$(148)	$2,263	$64
Net income (loss) per share:
Basic	$0.01	$(0.00)	$0.03	$0.00
Diluted	$0.01	$(0.00)	$0.03	$0.00

Shares used in computing net income (loss) per share
Basic	75,037,890	73,452,596	74,050,524	73,452,596
Diluted	76,286,902	73,452,596	75,264,336	74,395,294

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 For the Nine Months ended March 31, 2020 and March 31, 2021 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
	(in thousands, except share data)

Balance, June 30, 2019	4,300,000	$—	73,452,596	$735	$6,126	$(9,016)	$(2,155)
Stock-based compensation expense	—	—	—	—	15	—	15
Net loss for the nine months ended March 31, 2020	—	—	—	—	—	64	64
Balance, March 31, 2020 (unaudited)	4,300,000	$—	73,452,596	$735	$6,141	$(8,952)	$(2,076)

Balance, June 30, 2020	4,300,000	$—	73,452,596	$735	$6,147	$(8,156)	$(1,274)
Stock-based compensation expense	—	—	—	—	12	—	12
Stock option exercises	—	—	1,585,294	15	4	—	19
Net income for the nine months ended March 31, 2021	—	—	—	—	—	2,263	2,263
Balance, March 31, 2021 (unaudited)	4,300,000	$—	75,037,890	$750	$6,163	$(5,893)	$1,020

For the Three Months ended March 31, 2020 and March 31, 2021 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
	(in thousands, except share data)

Balance, December 31, 2019 (unaudited)	4,300,000	$—	73,452,596	$735	$6,137	$(8,804)	$(1,932)
Stock-based compensation expense	—	—	—	—	4	—	4
Net income for the three months ended March 31, 2020	—	—	—	—	—	(148)	(148)
Balance, March 31, 2020 (unaudited)	4,300,000	$—	73,452,596	$735	$6,141	$(8,952)	$(2,076)

Balance, December 31, 2020 (unaudited)	4,300,000	$—	75,037,890	$750	$6,159	$(6,362)	$547
Stock-based compensation expense	—	—	—	—	4	—	4
Net income for the three months ended March 31, 2021	—	—	—	—	—	469	469
Balance, March 31, 2021 (unaudited)	4,300,000	$—	75,037,890	$750	$6,163	$(5,893)	$1,020

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:	(in thousands)
Net income	$2,263	$64
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Forgiveness of PPP Loan	(1,096)	—
Depreciation and amortization	157	117
Stock based compensation expense	12	15
Provision for bad debt	1	(2)
Amortization of operating lease asset	226	209
Changes in operating assets and liabilities:
Accounts receivable	(24)	88
Inventories	(936)	(234)
Prepaid expenses and other assets	(103)	(31)
Accounts payable	212	191
Accrued compensation	(87)	(85)
Accrued expenses and interest	29	(49)
Operating lease liability	(149)	(254)
Net cash provided by operating activities	505	29

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(164)	(35)
Net cash used in investing activities	(164)	(35)

FINANCING ACTIVITIES:
Repayment of term note-shareholder	—	(49)
Repayment of unsecured note payable	(289)	(662)
Proceeds from unsecured note payable	—	600
Net cash provided by line of credit	245	(1)
Borrowings of credit card advance	—	450
Repayment of credit card advance	(56)	(442)
Proceeds from secured notes payable	200	233
Repayments of secured notes payable	(195)	(348)
Repayment of unsecured line of credit	(8)	25
Proceeds from exercise of stock options	9	—
Payments on equipment notes	(123)	(100)
Principal payments on leases payable	(6)	(8)
Net cash used in financing activities	(223)	(302)
Net increase (decrease) in cash and cash equivalents	118	(308)
Cash and cash equivalents at beginning of period	1,152	649
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,270	$341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$788	$—
Finance lease asset obligation in exchange for lease payable	$35	$—
Accrued interest converted for exercise of options	$10	$—
Operating lease asset obtained in exchange for operating lease liability	$2,684	$448
Cash paid during the period for:
Interest	$286	$461
Income taxes	$—	—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

 Luvu Brands, Inc. (the “Company” or “Luvu”) was incorporated in the State of Florida on February 25, 1999. References to the Company in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). All operations of the Company are currently conducted by OneUp.

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sexual performance; Avana® inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from polyurethane foam and repurposed polyurethane foam trim. These products are sold through the Company’s websites, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint.

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

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on October 1, 2020 (the “2020 10-K”).

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. As of March 31, 2021 the Company has an accumulated deficit of approximately $5.9 million and a working capital deficit of approximately $196,000. This raises doubt about its ability to continue as a going concern.

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

These actions include an ongoing initiative to increase sales, gross profits and our gross profit margin. To that end, we evaluated various options for increasing the throughput of our compressed foam products and during the second quarter of fiscal 2021, we purchased new foam contouring equipment for installation during the third quarter of fiscal 2021. We also placed an order for a larger roll compression machine which should be operational during the fourth quarter of fiscal 2021. These actions should yield higher factory throughput at a lower cost of goods sold. However, these operational improvements may be more than offset by rising wages, rising raw material costs and shortages. We have increased prices on certain products and plan to raise our selling prices on additional products to offset some of the labor and raw material cost increases. We estimate that the operational and strategic growth plans we have identified over the next twelve months will, at a minimum, require approximately $250,000 of funding, which we estimate will be provided by debt financing and, to a lesser extent, cash flow from operations as well as cash on hand.

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)
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
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period. Our total deferred revenue as of June 30, 2020 was $14,898 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of March 31, 2021 was $16,854.

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

The following is a summary of Accounts Receivable as of March 31, 2021 and June 30, 2020.

	March 31,2021	June 30,2020
	(unaudited)
	(in thousands)
Accounts receivable	$1,187	$1,135
Allowance for doubtful accounts	(1)	—
Allowance for discounts and returns	(28)	—
Total accounts receivable, net	$1,158	$1,135

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had bank balances on deposit at March 31, 2021 that exceeded the balance insured by the FDIC by $1,093,900. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and nine months ended March 31, 2021, we purchased 33% and 33% respectively, of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2020, we purchased 33 % of total inventory purchases from one vendor.

As of March 31, 2021, one of the Company’s customers represents 55% of the total accounts receivables, respectively. As of June 30, 2020, three of the Company’s customers represents 38%, 16% and 16% of the total accounts receivables, respectively. For the three and nine months ended March 31, 2021, sales to and through Amazon accounted for 33% and 30% of our net sales, respectively.

Fair Value of Financial Instruments

At March 31, 2021 and June 30, 2020, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $6,900 at March 31, 2021 and $5,000 at June 30, 2020. Advertising expense for the three months ended March 31, 2021 and 2020 was $180,128 and $117,449, respectively. Advertising expense for the nine months ended March 31, 2021 and 2020 was $369,113 and $313,132, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $24,236 and $26,501 for the three months ended March 31, 2021 and 2020, respectively. Expenses for new product development totaled $80,754 and $81,353 for the nine months ended March 31, 2021 and 2020, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2021.

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The rent expense under this lease for the three months ended March 31, 2020 was $88,120. The rent expense under this lease for the nine months ended March 31, 2020 was $264,359.

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended March 31, 2021 was $162,053. The rent expense for the nine months ended March 31, 2021 (under the previous lease and the new lease) was $338,292.

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

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.   Direct includes product sales through our five e-commerce sites. Wholesale includes Liberator, Jaxx, and Avana branded products sold to distributors and retailers, purchased products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business and fulfillment service fees.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	%Change
	(in thousands)
Net Sales by Channel:
Direct	$2,004	$1,068	88%
Wholesale	$4,023	$2,889	39%
Other	$154	$75	105%
Total Net Sales	$6,181	$4,032	53%

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Months Ended	Margin	Three Months Ended	Margin	%
	March 31, 2021%		March 31, 2020%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$1,005	50%	$482	45%	109%
Wholesale	$1,099	27%	$775	27%	42%
Other	$(358)	–%	$(189)	–%	89%
Total Gross Profit	$1,746	28%	$1,068	26%	63%

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020	% Change
	(in thousands)
Net Sales by Channel:
Direct	$5,371	$3,489	54%
Wholesale	$11,476	$9,185	25%
Other	$415	$232	79%
Total Net Sales	$17,262	$12,906	34%

	Nine Months Ended	Margin	Nine Months Ended	Margin	%
	March 31, 2021%		March 31, 2020%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$2,706	50%	$1,684	48%	61%
Wholesale	$3,047	27%	$2,596	28%	17%
Other	$(953)	–%	(556)	–%	71%
Total Gross Profit	$4,800	28%	$3,724	29%	29%

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
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

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

Net Income (Loss) Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of March 31, 2021 and 2020, the common stock equivalents did not have any effect on net income (loss) per share.

	March 31,
	2021	2020
Common stock options – 2015 Plan	2,400,000	4,000,000
Convertible preferred stock	4,300,000	4,300,000
Total	6,700,000	8,300,000

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
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of March 31, 2021 or June 30, 2020.

NOTE 5. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	March 31, 2021	June 30, 2020
	(unaudited)
	(in thousands)
Raw materials	$1,502	$992
Work in process	367	234
Finished goods	1,192	900
Total inventories	3,061	2,126
Allowance for inventory reserves	(141)	(141)
Total inventories, net of allowance	$2,920	$1,985

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	March 31, 2021	June 30, 2020	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$3,125	$2,646	2-10 years
Computer equipment and software	1,143	1,087	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	467	463	6 years
Project in process	421	3
Subtotal	5,361	4,404
Accumulated depreciation	(3,622)	(3,466)
Equipment and leasehold improvements, net	$1,739	$938

Depreciation expense was $53,618 and $38,206 for the three months ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2021 and 2020, depreciation expense was $153,313 and $117,258, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2021.

NOTE 7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
	(unaudited)
	(in thousands)

Accrued compensation	$382	$468
Accrued expenses and interest	173	155
Other accrued liabilities	$555	$623

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 8. CURRENT AND LONG-TERM DEBT SUMMARY

 Current and long-term debt at March 31, 2021 and June 30, 2020 consisted of the following:

	March 31, 2021	June 30, 2020
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 13)	$40	$48
Line of credit (Note 12)	1,250	1,005
Short-term unsecured notes payable (Note 9)	400	489
Current portion of equipment notes payable (Note 16)	195	102
Current portion secured notes payable (Note 14)	195	191
Current portion of leases payable	8	–
Credit card advance (net of discount) (Note 11)	–	56
Notes payable – related party (Note 10)	116	116
Total current debt	2,204	2,007
Long-term debt:
Unsecured notes payable (Note 9)	–	200
Equipment lease payable	21	–
Equipment notes payable (Note 16)	733	161
Total long-term debt	$754	$361

 NOTE 9. UNSECURED NOTES PAYABLE

Unsecured notes payable at March 31, 2021 and June 30, 2020 consisted of the following:

	March 31, 2021	June 30, 2020
	(unaudited)
Current debt:	(in thousands)
20% Unsecured note, bi-weekly principal and interest, due September 18, 2020 (1)	$–	$75
20% Unsecured note, bi-weekly principal and interest, due February 19, 2021 (2)	–	214
20% Unsecured note, interest only, due May 1, 2021 (3)	200	200
20% Unsecured note, interest only, due July 31, 2021 (5)	100	–
20% Unsecured note, interest only, due October 31, 2021 (4)	100	–
Total current debt	400	489
Long-term debt:
20% Unsecured note, interest only, due October 31, 2021 (4)	–	100
20% Unsecured note, interest only, due July 31, 2021 (5)	–	100
Total long-term debt	–	200
Total unsecured notes payable	$400	$689

(1) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing September 18, 2020. This note was repaid in full on September 18, 2020. Personally guaranteed by principal stockholder.

(2) Unsecured note payable for $300,000 to two individual shareholders with interest at 20%, principal and interest paid bi-weekly, maturing February 19, 2021. $12,678 from the proceeds of this unsecured note payable was used to retire the balance of the unsecured note maturing on February 28, 2020. This note was repaid in full in February 19, 2021. Personally guaranteed by principal stockholder.

(3) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on May 1, 2021. Personally guaranteed by principal stockholder.

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

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 10. NOTES PAYABLE - RELATED PARTY

Related party notes payable at March 31, 2021 and June 30, 2020 consisted of the following:

	March 31, 2021	June 30, 2020
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 3.25%, due on demand	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on demand	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$-	$-

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

On December 1, 2020, the credit agreement with Advance Financial Corporation was amended to reduce the interest calculation to prime rate plus 2% and the Monthly Service Fee was unchanged at .5% per month. As of March 31, 2021, the interest rate was 5.25%. All other terms of the credit facility remain the same.

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 12. LINE OF CREDIT (continued)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 17).  On March 31, 2021, the balance owed under this line of credit was $1,249,913.  As of March 31, 2021, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 13. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $39,501 at March 31, 2021 and $47,619 at June 30, 2020.

NOTE 14. SECURED NOTE PAYABLE

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019. On March 31, 2021, the balance owed under this note payable was $11,319. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

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

On February 17, 2021, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp a total of $200,000. Repayment of this note is by 12 monthly payments of $17,675, which includes interest at 10.99%. On March 31, 2021, the balance owed under this note payable was $184,156. The Company has granted Amazon a security interest in certain assets of the Company.

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 15. PPP LOAN

On April 26, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1,096,200 made to the Company under the Payroll Protection Plan ("PPP"). The PPP is a liquidity facility program established by the U.S. government as part of the CARES Act in response to the negative economic impact of the COVID-19 outbreak. The PPP Loan to the Company was being administered by Ameris Bank. The PPP Loan had a two-year term with interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months. Beginning November 26, 2020, seven months from the date of the PPP Note, the Company was required to make monthly payments of principal and interest in the amount of $61,691.

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At March 31, 2021, the weighted average remaining lease term for the lease renewal is 6 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at March 31, 2021 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$2,625

Current lease liabilities	Operating lease liabilities	$229
Non-current lease liabilities	Long-term operating lease liabilities	2,505
Total lease liabilities		$2,734

Maturities of lease liabilities at March 31, 2021 are as follows:

Payments	(in thousands)
2021 (three months)	$146
2022	604
2023	642
2024	680
2025 and thereafter	2,011
Total undiscounted lease payments	4,083
Less: present value discount	(1,349)
Total operating lease liability balance	$2,734

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (continued)

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $1,318,419. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 5% to 13.2%.

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2021:

Years ending June 30,	(in thousands)
2021 (three months)	$77
2022	272
2023	251
2024	230
2025	184
2026	76
Future Minimum Note Payable Payments	$1,090
Less Amount Representing Interest	(162)
Present Value of Minimum Note Payable Payments	928
Less Current Portion	(195)
Long-Term Obligations under Equipment Notes Payable	$733

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000. Interest on the note during the three months ended March 31, 2021 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $609. On December 21, 2020, the note holder used $3,750 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of March 31, 2021 was $29,533. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000. Interest on the note during the three months ended March 31, 2021 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $321. On December 21, 2020, the note holder used $6,875 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of March 31, 2021 was $5,191. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 12 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On March 31, 2021, the balance owed under this line of credit was $1,249,913.

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

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

 On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 9). This loan was repaid in full on May 1, 2021. Mr. Friedman personally guaranteed the repayment of the loan obligation.

The loans from Power Up (see Note 11) to OneUp were guaranteed by the Company (including OneUp and Foam Labs) and were personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up is controlled by Curt Kramer, who also controls Hope Capital, Inc.(“HCI”). As last reported to us, HCI owns 7.5% of our common stock.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $39,501 at March 31, 2021 and $47,619 at June 30, 2020. The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019. On March 31, 2021, the balance owed under this note payable was $11,319. This note payable is guaranteed by the Company and is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 23, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 18, 2020. This loan was repaid in full September 18, 2020. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On November 27, 2019 the Company entered into an agreement with OnDeck, whereby OnDeck agreed to loan OneUp a total of $200,000. Terms for this loan calls for a repayment of $234,000 which includes a one-time finance charge of $34,000, approximately nine months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. This note payable was fully paid in August 2020. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder.

On February 21, 2020, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 19, 2021. The lenders deducted an original issue discount of 2% and the balance due on the March 1, 2019 note payable of $12,677 and the remaining proceeds of $281,323 are for working capital purposes. This note payable was fully repaid on February 19, 2021. The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY

Options

At March 31, 2021, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is a shareholder-approved and under which 3,400,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2021, the number of shares available for issuance under the 2015 Plan was 1,000,000.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2021:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2020	4,250,000	1.7 years	$.02	$624,700
Granted	250,000	4.5 years	.16	-
Exercised	(1,600,000)	-	.01	-
Forfeited or expired	(500,000)	-	-	-
Options outstanding as of March 31, 2021	2,400,000	2.0 years	.04	$277,300
Options exercisable as of March 31, 2021	1,625,000	1.4 years	.03	$194,625

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.15 for such day.

During the nine months ended March 31, 2021, a total of 1,600,000 stock options were exercised in exchange for various consideration including cash, accrued interest and on a cashless basis.

There were 250,000 stock options granted during the nine months ended March 31, 2021 and 300,000 stock options granted during the nine months ended March 31, 2020. The value assumptions related to options granted during the nine months ended March 31, 2021, were as follows:

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Exercise Price:	$.13 - $.17	$.02 - $.03
Volatility:	469% - 489%	405% - 407%
Risk Free Rate:	.25% - .49%	1.6% - 1.81%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY (continued)

 The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2021:

	Outstanding Options			Exercisable Options
Exercise Prices	Numberof Shares	RemainingLife (Years)	WeightedAverage Price	Number ofShares	WeightedAverage Price
$.02 to .03	2,100,000	1.8	$.03	1,525,000	$.03
$.05	200,000	2.3	$.05	100,000	$.05
	100,000	4.9	$.13	–	$–
	2,400,000	2.0	$.04	1,625,000	$.03

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2021 and 2020 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

As of March 31, 2021, the Company’s total unrecognized compensation cost was $28,987 which will be recognized over the weighted average vesting period of two years.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	($ in thousands)
Other Selling and Marketing	1	1	3	12
General and Administrative	3	3	9	3
Total Stock-based Compensation Expense	4	4	12	15

Share Purchase Warrants

As of March 31, 2021 and 2020, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at March 31, 2021 and June 30, 2020.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2021, the Company had reserved the following shares of common stock for issuance:

March 31,
2021
Shares of common stock reserved for issuance under the 2015 Plan	3,400,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	7,700,000

LUVU BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

NOTE 18. STOCKHOLDERS’ EQUITY (continued)

During the nine months ended March 31, 2021, 1,585,294 shares of common stock were issued for the exercise of 1.6 million stock options by affiliates and non-affiliate employees of the Company in exchange for various consideration including cash, accrued interest and a cashless basis at prices ranging from $.0125 per share to $.01375 per share. These options were granted under the 2015 Plan on December 29, 2015 with an expiration date of December 29, 2020.

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

NOTE 19. – SUBSEQUENT EVENTS

On May 1, 2021, the unsecured note payable for $200,000 was repaid in full.

On May 10, 2021, the Company entered into an equipment finance agreement for the purchase of a new fabric cutting machine and cutting table from a European supplier. At a total cost of $210,828, the equipment finance agreement calls for 60 payments of $4,256 to the finance company.

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

	Three Months Ended
	(unaudited)
	March 31, 2021	March 31, 2020
Net Sales	100%	100%
Cost Of Goods Sold	71.8%	73.5%
Gross Margin	28.2%	26.5%
Operating Expenses	19.1%	26.5%
Income from operations	9.1%	0.0%

	Nine Months Ended
	(unaudited)
	March 31, 2021	March 31, 2020
Net Sales	100%	100%
Cost Of Goods Sold	72.2%	71.1%
Gross Margin	27.8%	28.9%
Operating Expenses	19.4%	24.8%
Income from operations	8.4%	4.1%

            The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	March 31, 2021		March 31, 2020
Net Sales:
Liberator	$2,830	46%	$1,672	41%
Jaxx	1,476	24%	841	21%
Avana	1,010	16%	990	24%
Intimacy products purchased for resale	532	9%	347	9%
Other / Contract Manufacturing	333	5%	212	5%
Total Net Sales	$6,181	100%	$4,032	100%

	Nine Months Ended (unaudited)
(Dollars in thousands)	March 31, 2021		March 31, 2020
Net Sales:
Liberator	$7,300	42%	$5,123	40%
Jaxx	4,903	29%	3,158	24%
Avana	2,803	16%	2,871	22%
Intimacy products purchased for resale	1,327	8%	1,124	9%
Other / Contract Manufacturing	929	5%	630	5%
Total Net Sales	$17,262	100%	$12,906	100%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net sales. Sales for the three months ended March 31, 2021 were $6,181,000, a 53% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

●
Liberator sales - Sales of Liberator branded products increased $1,158,000, or 69%, during the quarter from the comparable prior year period, due primarily to higher sales through the Company’s e-commerce site, Liberator.com and higher sales through Amazon and brick-and-mortar retail customers. The March, 2020 quarter was the beginning of the COVID-19 pandemic and many of our brick-and-mortar retail customers were closed, resulting in lower sales to those customers.

●
Jaxx sales – Jaxx product sales increased 76% from the prior year third quarter, primarily due to an expanded product offering and greater sales through e-merchants, including Amazon and Wayfair;

●
Avana sales – Net sales of Avana products increased 2% during the quarter from the comparable prior year quarter to $1,010,000 and represents a slight increase in sales of our top-of-bed comfort products;

●
Intimacy products purchased for resale – This product category increased by $185,000, or 53%, from the prior year third quarter due to higher sales of certain products through our e-commerce website, Liberator.com and through Amazon.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation.  As a result of selling price increases on certain products, the gross profit margin, as a percentage of sales, increased to 28.2% from 26.5% in the prior year third quarter. With the increased net sales, gross profit increased to $1,746,000 from $1,068,000 in the prior year third quarter.

Operating expenses. Total operating expenses for the three months ended March 31, 2021 were approximately 19% of net sales, or approximately $1,183,000, compared to 26% of net sales, or approximately $1,067,000, for the same period in the prior year.

Other income (expense). Interest expense decreased from approximately ($149,000) in the three months ended March 31, 2020 to approximately ($94,000) during the three months ended March 31, 2021. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those lower balances.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

Net sales. Sales for the nine months ended March 31, 2021 were $17,262,000, a 34% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

●
Liberator sales - Sales of Liberator branded products increased $2,177,000, or 42%, during the first nine months from the comparable prior year period, due primarily to greater sales through the Company’s Liberator.com website and through Amazon.com;

●
Jaxx sales – Jaxx product sales increased $1,745,000, or 55%, from the prior year first nine months, primarily due to an expanded product offering of outdoor and indoor products and greater sales through e-merchants, including Amazon and Wayfair;

●
Avana sales – Net sales of Avana products decreased $68,000 (or 2%) during the first nine months from the comparable prior year period. Sales of this product line have been impacted by lower-priced competitive products in the market place, and longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair; and

●
Intimacy products purchased for resale – This product category increased by $203,000, or 18%, from the prior year nine months due to greater sales of certain products through our e-commerce website, Liberator.com and Amazon.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  As a result of labor and raw material cost increases, the gross profit margin, as a percentage of sales, decreased to 27.8% from 28.9% in the prior year nine months. With the increased net sales, gross profit increased to $4,800,000 from $3,724,000, a 29% increase.

Operating expenses. Total operating expenses for the nine months ended March 31, 2021 were 19% of net sales, or approximately $3,344,000, compared to 25% of net sales, or approximately $3,195,000, for the same period in the prior year.  Of the $149,000 increase, approximately $221,000 was due to higher insurance, computer software and administrative salaries, offset in part by lower sales and marketing salaries and personnel costs ($139,000).

Other income (expense). Interest expense during the first nine month decreased from expense of approximately ($465,000) in fiscal 2020 to expense of approximately ($289,000) during the first nine months of fiscal 2021. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those higher balances. The PPP Note forgiveness by the U.S. Small Business Administration resulted in Other Income of approximately $1,096,000.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
(Dollars in thousands)	2021	2020
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$505	$29
Cash used in investing activities	$(164)	$(35)
Cash (used in) financing activities	$(223)	$(302)

As of March 31, 2021, our cash and cash equivalents totaled $1,269,711, compared to $341,019 in cash and cash equivalents as of March 31, 2020.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $505,000 in the nine months ended March 31, 2021 compared to $29,000 net cash provided by operating activities in the nine months ended March 31, 2020.  The primary components of the cash provided by operating activities in the current year is the net income of $2,263,000 (which includes the PPP Note forgiveness of $1,096,000), an increase in accounts payable of $212,000, offset in part by an increase in inventory of $936,000.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2021 was $164,000 and related to the purchase and installation of certain production equipment and computer software during the first nine months.

Financing Activities

Cash used in financing activities during the nine months ended March 31, 2021 of $223,000 was primarily attributable to the repayment of the unsecured notes payable, secured notes payable, the credit card advance and payments made on equipment notes, offset in part by net borrowings under the revolving line of credit and secured note payable.

Cash used in financing activities during the nine months ended March 31, 2020 of $302,000 was primarily attributable to the repayment of the unsecured notes payable and credit card advance offset in part by the proceeds from the unsecured notes payable and borrowings from the credit card advance and secured notes payable.

Inflation

During fiscal 2020 and 2021, we experienced increases in various raw material costs and increases in labor costs and government mandated employee benefits. These pricing pressures have not stabilized and will continue to increase throughout fiscal 2021. Inflation and import tariffs can harm our margins and profitability if we are unable to increase prices or improve productivity enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Sufficiency of Liquidity

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. We recorded net income of approximately $2,263,000 for the nine months ended March 31, 2021 and net income of approximately $860,000 for the year ended June 30, 2020. As of March 31, 2021, however, we have an accumulated deficit of approximately $5,893,000 and a working capital deficit of approximately $196,000. This raises doubt about our ability to continue as a going concern.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the nine months ended March 31, 2021 and 2020:

(Dollars in thousands)	Nine months ended March 31,
	2021	2020
Net income	$2,263	$64
Plus interest expense, net	289	465
Plus depreciation and amortization expense	157	117
Plus stock-based compensation	12	15
Adjusted EBITDA	$2,721	$661

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of March 31, 2021 are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Application of Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements included in this report have been prepared in accordance with GAAP. Our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our critical accounting policies include those listed below.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At March 31, 2021, we carried a valuation allowance of $1.9 million against our net deferred tax assets.

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

In fiscal year 2019 and 2020 and the first nine months of fiscal 2021, we did generate positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On May 1, 2021, the unsecured note payable for $200,000 was repaid in full.

On May 10, 2021, the Company entered into an equipment finance agreement for the purchase of a new fabric cutting machine and cutting table from a European supplier. At a total cost of $210,828, the equipment finance agreement calls for 60 payments of $4,256 to the finance company.

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

LUVU BRANDS, INC.
(Registrant)

May 14, 2021	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2021	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)