Form 10-K
period 2021-06-30
Luvu Brands, Inc.
filed 2021-09-28
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

The aggregate market value of the voting and non-voting common equity held by non−affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, on December 31, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, was $5,237,829.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on September 24, 2021 was 75,037,890.

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

Forward-looking statements speak only as of the date of this report, presentation or filing in which they are made. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this report include, but are not limited to:

● Statements relating to our business strategy;
● Statements relating to our business objectives; and
● Expectations concerning future operations, profitability, liquidity and financial resources.

 These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

●
the ongoing impact of COVID-19 on our business, sales, results of operations and financial condition ;

●
competition from other websites including Amazon, mass market and specialty e-tailers and from sexual wellness retailers and adult-oriented websites;

●
our ability to satisfy, extend, renew or refinance our existing debt;

●
the loss of one or more significant customers;

●
our ability to generate significant sales revenue from internet, print and radio advertising;

●
our plan to make continued investments in advertising and marketing;

●
our ability to protect our trademarks, brand image, or other intellectual property rights ;

●
any decline in consumer spending including due to negative impact from economic conditions ;

●
our ability to successfully adapt to consumer shopping preferences ;

●
systems interruptions that impair customer access to our sites or other performance failures in our technology infrastructure, including significant disruptions of or breach in security of information technology systems and violation of data privacy laws;

ii

●
our ability to attract, develop, motivate and maintain well-qualified associates;

●
our history of operating losses and the risk of incurring additional losses in the future;

●
our ability to maintain our brand image, engage new and existing customers and gain market share

●
changes in U.S. trade policies could significantly increase the costs of certain raw materials, parts or components used in our products and our sales;

●
our ability to improve manufacturing efficiency at our production facility;

●
unfavorable changes to government regulation of the Internet and ecommerce;

●
the impact of increases in demand for, or the price of, raw materials used to manufacture our products, and any disruption in the supply of those raw materials;

●
changes in government laws affecting our business;

●
we may not be successful in integrating any acquisitions we make;

●
our dependence on the experience and competence of our executive officers and other key employees;

●
risks associated with currency fluctuations;

●
an anticipated worsening US deficit and a possible rise in inflation in coming years that would put further stress on consumer spending;

●
management’s goals and plans for future operations; and

●
other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

iii

PART I.
ITEM 1.        Business.

General

Luvu Brands, Inc. designs, manufactures and markets a portfolio of consumer lifestyle brands through the Company’s websites, online mass / drug merchants and specialty retail stores worldwide. Brands include: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana®, products and inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, concept factory store, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint. In March, 2020, the Company began producing personal face masks under the Avana brand in response to the COVID-19 pandemic with shipments beginning in April. In April, 2020, the Company also began producing and selling medical isolation gowns. During the fourth quarter of fiscal 2020, we filled an emergency request from a local university hospital system for approximately 37,000 reusable isolation gowns.

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

COVID-19

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and President Trump declared a national emergency concerning the pandemic. The COVID-19 pandemic has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns and market volatility.  COVID-19 has caused, and is likely to continue to cause, significant economic disruption and is having widespread, rapidly evolving and unpredictable impacts on global society, financial markets and business practices. Various governments around the world have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home requirements, supply chain logistical changes, and closure of non-essential businesses. During the fourth quarter of fiscal 2020, the COVID-19 pandemic positively impacted our business through higher sales of PPE products and our other consumer brands. Although we have three separate brands with diverse channels of distribution, the continued COVID-19 pandemic may negatively impact our business operations and the operations of our suppliers and customers as a result of quarantines, facility closures and supply chain disruptions. There is substantial uncertainty regarding the duration and degree of COVID-19’s continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic or recurrence thereof, timing of continued development and deployment of an effective vaccine, governmental, business and individuals' actions in response to the pandemic and the impact on economic activity including the possibility of recession or financial market instability. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding potential risks to our business from the COVID-19 pandemic.

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

Our Atlanta-based manufacturing operation has two CAD controlled fabric cutters, one CAD controlled wood cutter, two CAD controlled foam contouring machines and two state-of-the-art conveyor unit production sewing systems. Our sewing equipment is also highly automated with conveyor-based lines leading into vacuum and roll compression packaging of finished products. We believe that our in-house manufacturing capabilities have enabled us to achieve greater efficiencies and cost savings, as well as strict control over the entire manufacturing cycle including raw material procurement, finished goods production and logistics optimization. In addition to providing us with greater production flexibility, our in-house manufacturing provides us with the opportunity to improve fulfillment response time, reduces the risk of out-of-stock situations, limits finished goods obsolescence and improves overall operating margins.

Because fabric cutting, sewing, foam contouring, assembly and vacuum packaging are performed in-house, we believe we can exercise greater control over product quality and respond faster to changing customer demands, which gives us a competitive advantage over companies that utilize only out-sourced sewing services. In addition to our in-house sewing capabilities, we outsource the sewing of certain high-volume products to a contract sewing facility in Mexico which, during fiscal 2021, produced approximately 20% of our sewn product requirements.

We source raw materials from multiple domestic and foreign suppliers and we have supply contracts in place to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries. We also repurpose approximately 4,000 pounds of polyurethane foam trim each day, primarily for Jaxx beanbags, which gives us a cost and quality competitive advantage.

During fiscal 2021, we installed a second, larger roll pack and compression machine used for the majority of our foam-based products. We also acquired and installed a second foam contouring machine which doubled our foam cutting capacity. These actions resulted in increased throughput and lower production costs in these operations, which have been partially offset by increased raw material costs and wages.

All business activity of the Company is done through our wholly-owned subsidiary, OneUp Innovations, Inc. (“OneUp”). OneUp was organized in 2000 and began operations in 2002.

Business Strategy

Our goals are to achieve long-term growth and profitability and diversify our sales base. We plan to achieve these goals using the following strategies:

●
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

●
Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material and labor costs by improving the productivity of our manufacturing processes. As demand for certain high-volume products continues to increase, we plan to shift more of the sewing of those products to a contract facility in Mexico.

●
Sustainability. We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to our future success. We are acutely focused on waste reduction efforts: repurposing 98% of our foam trim to other products, compressing all of our foam products to reduce freight costs and corrugated use, improving manufacturing processes to reduce waste overall, finding new ways to repurpose certain waste streams and establishing local recycling partnerships to divert waste from landfills.

●
Eco-Packaging. In fiscal 2013, we developed vacuum compressed packaging to reduce our carbon footprint, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs. During fiscal 2014, we expanded the number of products that used Eco-Packaging to include all foam-based products. In fiscal 2015, we further vacuum compressed our products to even smaller sizes while adding more product marketing information to our retail consumer packages. In fiscal 2018 and 2019, the new roll pack compression equipment expanded the number of products offered in smaller boxes. With the addition of the larger roll pack compression machine that we installed during fiscal 2021, we can now more efficiently compress our larger foam products.

●
Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expand our offering to distributors, retailers and e-tailers across every channel of adult, mass market, and specialty accounts. For wholesalers thinking about adding Sexual Wellness products to their retail or online store, our Liberator product line is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for Sexual Wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers particular demographic. We offer all our brands for sale through various e-tailers, and for these customers we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer.

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

We have also developed vacuum compressed large profile designs that are commonly referred to as “sex furniture”. Most of the sex furniture pieces are made from contoured urethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse®, Flip Stage®, Equus Wave® and the Prelude®.  Other larger designs include products based on shredded polyurethane foam encased in a wide range of fabric types and colors and sold under our Zeppelin® product offering. The Liberator larger profile designs can also be used as seating when not being used for relaxed interaction and creative intimacy. Newer designs are also flat packed with wooden bases and feet.

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

All products sold under the Liberator brand provided 42% and 37% of our revenues in each of our fiscal years ended June 30, 2021 and 2020, respectively.

Products Purchased for Resale

Beginning in 2006, we began importing high-quality pleasure objects from around the world. These resale products provided 8% of our revenues in each of our fiscal years ended June 30, 2021 and 2020.

Jaxx Casual Seating

The Company sells a line of contemporary casual indoor and outdoor seating under the Jaxx® brand. Jaxx beanbags are an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded beanbag fill. The Jaxx indoor beanbag collection includes an offering of adult and children size beanbags in a variety of fabrics, faux-furs and vinyl. The Jaxx product line also includes solid foam indoor furniture collections and outdoor furniture collections that use polystyrene bead filling. The Jaxx product line and accessory products are sold through the following wholesale channels: (1) e-tailers, (2) mass marketers, (3) hospitality, (4) interior designers, (5) schools, and (6) retail furniture stores. We also offer Jaxx private label and custom designs for large regional and national furniture chains. The Company also owns and manages a website under the URLs www.JaxxBeanBags.com and www.JaxxLiving.com for direct to consumer sales of Jaxx products. Jaxx products provided 29% and 26% of our revenues in each of our fiscal years ended June 30, 2021 and 2020, respectively.

The contemporary seating business is highly competitive. We believe we compete effectively on the basis of product quality, good design, customer service and good price to value. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as distribution through the multiple sales channels where consumers prefer to purchase.

Avana® Products

The Company sells a unique collection of comfort products that aid in sleep, meditation, and relaxation under the Avana® brand. These products include a diverse offering of top-of-bed support cushions and props, many of which are assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain. The Avana product line is sold through e-merchants (including Amazon.com, Walmart.com, medical product distributors and specialty e-tailers), and through our website under the URL www.AvanaComfort.com. We believe that our Avana Medical products compete effectively on the basis of good design, through offering a wide-range of designer colors and fabrics and supported by thousands of 5-star product reviews.

Total Avana products provided 16% and 25% of our revenues in our fiscal years ended June 30, 2021 and 2020, respectively. Sales of all Avana products decreased 21% to approximately $3.7 million in fiscal 2021 from fiscal 2020, as the prior year included approximately $780,000 of Avana PPE products. Sales of PPE products in the current fiscal year 2021 were immaterial.

Sales and Distribution

Our sales personnel are organized by market channel and by customer type. In North America, we have sales personnel who routinely visit sexual wellness retailers to assist in product training, merchandising and stocking of selling areas. Through our in-house wholesale sales organization, we engage e-merchants and retailers directly and then either ship to them on a wholesale basis or provide fulfillment services by drop-shipping directly to their customers.

 In international markets, the Company has a direct sales model with a US-based salesperson. This salesperson is responsible for wholesale sales, marketing operations and customer service in Canada and the European Union and other international markets. For European customers, orders are filled from our third-party warehouse in the Netherlands or directly from our facilities in Atlanta. Total international sales represented approximately 4% of our total net sales in the years ended June 30, 2021 and 2020.

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

Our www.Liberator.com website is intended to be an entertainment and educational venue where consumers can watch product demonstration videos, videos on sexual wellness topics and humorous videos on the many facets of human sexuality, including our blog at Liberator.com/unzipped.

Our www.Jaxxbeanbags.com website offers contemporary indoor and outdoor seating, bean bags and foam bags, headboards, and children’s furniture which is particularly appealing to the young adult and children’s market.

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

Recent changes in U.S. trade policy, including tariffs on certain goods imported into the United States from China, as well as increased transportation costs, have increased the costs of certain raw materials, parts or components used in our products. Such an increase may materially and adversely affect our sales and our business, as we may increase the selling prices of our products. If any increase in costs of goods cannot be passed on to our customers, our business and gross profit may be materially and adversely affected.

Major Customers

Our ten largest customers (excluding our own e-commerce sites and retail store) accounted for approximately 51% of net sales for the year ended June 30, 2021 and 49% of net sales for the year ended June 30, 2020. Only one customer accounted for more than 10% of total net sales (Amazon) with 29% of our net sales during the year ended June 30, 2021 and 34% of our sales for the year ended June 30, 2020. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

For Jaxx and Avana products, we believe our primary competitive advantage is good design and creative presentation, our offering of a wide range of designer colors and fabrics, good price to value, and our positive consumer reviews.

For our Products Purchased for Resale, competition among retailers of adult products and web-based marketers is high. Although we compete with retail and internet businesses and now mass and drug retailers that sell sexual wellness products including vibrators, pleasure objects, accessories and similar merchandise, we believe that this opens new channels of distribution for our Liberator products and that we are able to compete favorably as our Liberator products are unique, are couple-centric, and are assistive devices for couples with sexual limitations and issues.

For the Liberator e-commerce website, other competitive factors include the effectiveness of our customer mailing lists, maintaining natural search listing, advertising response rates, website design  aesthetics and functionality. The broad range of designs, color choice, fabrics and accessories that we offer helps to differentiate us and allows us to compete favorably against many other adult or sexual wellness websites. Liberator.com also competes against numerous mainstream websites, many of which have a greater volume of web traffic, greater financial strength and marketing resources.

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

Our future competitive position will likely depend on, but not be limited to, the following:

● the continued acceptance of our products by our customers and consumers;

● our ability to protect our proprietary rights in our patent and trademarks and the continued validity of such intellectual property;

● our ability to successfully expand our product offerings;

● our ability to maintain adequate inventory levels to meet our customers’ demands;

● our ability to continue to manufacture high quality products at competitive prices;

● our ability to attract and retain qualified personnel;

● the effect of any future governmental regulations on our products and business;

● the continued growth of the global sexual wellness industry; and

● our ability to respond to changes within the industry and consumer demand, financially and otherwise.

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

Human Capital

            Workforce. As of June 30, 2021, we had 204 full-time employees (169 people in Production and Distribution, and 35 in sales, marketing and administration operations). Additional staffing is typically required to support the peak holiday period through Valentine’s Day.

            Our employees in the U.S. are not covered by collective bargaining agreements. We have never experienced a strike or work stoppage.

            Our employees are a key source of competitive advantage and their actions, guided by our Code of Conduct, are critical to the long-term success of our business. We recognize the importance of our employees to our business and believe our relationship with our employees is satisfactory.

 Seasonality

Our business is seasonal and, as a result, revenues will vary from quarter to quarter. During the past three years, we have realized an average of approximately 26% of our annual revenues in our second quarter, which includes Christmas, and an average of approximately 25% of our revenues in the third quarter, which includes Valentine’s Day.

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

(Dollars in thousands)	Fiscal 2021	Fiscal 2020
Direct	$6,919	$4,887
Wholesale	15,618	13,164
Other	568	325
Total Net Sales	$23,105	$18,376

Direct
The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2021	Fiscal 2020
Direct sales channel net sales	$6,919	$4,887
Direct net sales as a percentage of total revenues	30%	27%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:
(Dollars in thousands)	Fiscal 2021	Fiscal 2020
Wholesale sales channel net sales	$15,618	$13,164
Wholesale net sales as a percentage of total revenues	68%	72%

As of June 30, 2021, the Company has over 950 active wholesale accounts, most of which are located in the United States.

Sales by Product Type

The following table represents the dollars and percentage of net sales by product type:

(Dollars in thousands)	Year Ended June 30, 2021		Year Ended June 30, 2020
Net sales:
Liberator	$9,806	42%	$6,852	37%
Jaxx	6,794	29%	4,787	26%
Avana	3,655	16%	4,616	25%
Products purchased for resale	1,771	8%	1,481	8%
Other	1,079	5%	640	3%
Total Net Sales	$23,105	100%	$18,376	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to e-merchants, retailers and distributors as well as directly through our e-commerce site. Net sales of Liberator products increased 43% during the year ended June 30, 2021, from the comparable year earlier period. This increase is primarily related to higher sales through our e-commerce site, Liberator.com.

Jaxx - Jaxx products are contemporary seating products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products increased 42% during the year ended June 30, 2020, compared to the prior year. This increase is primarily due to greater sales of Jaxx indoor and outdoor products to (and through) Amazon and other e-merchants including Wayfair and Overstock and our own e-commerce site, JaxxLiving.com.

Avana - The Avana product line is a unique collection of comfort products that aid in sleep, and relaxation. In April, 2020, the Avana product line was expanded to include PPE products (personal protection masks and isolation gowns) and during the three months ended June 30, 2020, the Company sold approximately $780,000 of PPE products. During fiscal 2021, sales of PPE products totaled approximately $54,000. Avana products are sold through e-merchants, mail order catalogers and through our e-commerce site. Net sales of Avana products decreased 21% during the year ended June 30, 2021, compared to the prior year. Excluding the PPE sales during fiscal 2020, Avana sales decreased 5% during the year ended June 30, 2021, compared to the prior year. The decrease in sales was due primarily to supply chain shortages and increased competition from lower priced "knock off" products from China and other countries.

Products purchased for resale – Products purchased for resale are other pleasure products that we purchase from others at wholesale or distributor prices and resell through Liberator.com. Sales of these products increased 20% during the year ended June 30, 2021 from the prior year, due to higher sales through our e-commerce site, Liberator.com. Sales of these products is increasingly competitive and, as a result, the Company has elected to only offer a more curated selection of products that typically have a higher gross profit and compliment our Liberator products.

Other - Other products include sales from contract manufacturing and fulfillment services(shipping and handling fees). Net sales during the year ended June 30, 2021 increased 69% from the prior year.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We are headquartered in Atlanta, Georgia. Our mailing address is 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, and administrative offices. On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense under this lease (and the prior lease) for the 12 months ended June 30, 2021 was $501,480. The rent expense under the prior lease for the 12 months ended June 30, 2020 was $352,479.

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

Stockholders

As of September 25, 2021, we had 80 stockholders of record of our common stock. This amount does not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2021 and 2020 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2021	Year Ended June 30, 2020
Net sales	100%	100%
Cost of goods sold	73%	70%
Gross profit	27%	30%
Selling, General and Administrative Expenses	19%	22%
Operating income	8%	8%

Fiscal Year ended June 30, 2021 Compared to the Fiscal Year Ended June 30, 2020

Net sales. The net sales increase of 26% in fiscal 2021 from fiscal 2020 consists of a 43% increase in sales of Liberator products, a 42% increase in Jaxx products, a 20% increase in products purchased for resale, offset, in part, by a 21% decrease in sales of Avana products. Sales of Liberator products increased 43% from the prior year to approximately $9.8 million during fiscal 2021, and sales of Jaxx products increased 42% during fiscal 2021 to approximately $6.8 million. Sales of Avana products decreased 21% to $3.7 million during fiscal 2021. Avana sales in the prior year included approximately $780,000 of PPE (masks and isolation gowns) products; sales of these products in the current year totaled approximately $54,000. Sales of all products through the Wholesale sales channel in fiscal 2021 increased 19% from the prior year while the Direct sales channel increased approximately 42% from the prior year. The Wholesale sales channel includes branded products and resale products sold to brick-and-mortar retailers and e-merchants including, but not limited to, Amazon, Overstock and Wayfair. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Direct sales channel consists of consumer sales through our three websites. In fiscal 2020 and prior years, the Direct sales channel included sales through our single retail store, which was closed in March, 2020 and has since been converted into a production area for sewn products. The increase in sales through the Direct channel was due to higher sales of products sold through our websites.

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2021 decreased to 27% from 30% in the prior year, primarily due to higher labor and raw material costs. Gross profit dollars increased to $6,301,000 from $5,526,000 in the prior year and represented a 14% increase. Price increases that were implemented during the second half of fiscal 2021 partially offset the labor and material cost increases; further selling price increases are being implemented. The Company also continued transitioning the sewing of certain high-volume Jaxx and Avana products to a contract facility in Mexico which, during fiscal 2021, produced approximately 20% of our sewn products and reduced our total cost of production for those products.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2021 were 18% of net sales, or $4,239,000, compared to 21% of net sales, or $3,924,000, for the year ended June 30, 2020.  The 8% increase in operating expenses from the prior year was primarily due to higher advertising and promotion expenses which were incurred in an effort to increase sales, higher occupancy costs, and higher personnel related costs.

Other income (expense). Other income (expense) increased to income of $721,000 from expense of $(591,000) in the prior fiscal year, primarily due to lower interest expense and the PPP Note forgiveness by the U.S. Small Business Administration of approximately $1,096,000.

We had a net income from operations of $2,563,000, or $0.03 per diluted share, for the year ended June 30, 2021 compared with net income from operations of $860,000, or $0.01 per diluted share, for the year ended June 30, 2020.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, the COVID-19 pandemic, seasonality costs associated with new product introductions, and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as raw material costs increases, labor cost increases resulting from the current labor shortage, foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2021	2020
	(in thousands)
Cash flow data from continuing operations:
Cash provided by operating activities	$540	$367
Cash used in investing activities	$(210)	$(227)
Cash (used in) provided by financing activities	$(505)	$363

As of June 30, 2021, our cash and cash equivalents totaled $976,794 compared to $1,152,091 in cash and cash equivalents as of June 30, 2020.

Operating Activities

Net cash provided by operating activities primarily consists of the net income adjusted for certain non-cash items, including depreciation, stock-based compensation, PPP loan forgiveness, and the effect of changes in operating assets and liabilities. Net cash provided by operating activities increased from the prior year due to the net income from operations and an increase in accounts payable offset, in part, by an increase in inventory and prepaid expenses and other assets.

Investing Activities

Cash used in investing activities in the year ended June 30, 2021 was primarily for software development work, purchase of production and computer equipment and in the year ended June 30, 2020 was primarily for software development work, purchase of production equipment, leasehold improvements and computer equipment.

Financing Activities

Cash used in financing activities in the year ended June 30, 2021 was primarily due to repayment of secured and unsecured notes payable and equipment notes payable offset in part by borrowings through secured and unsecured notes payable.

Cash provided by financing activities in the year ended June 30, 2020 was primarily due to the receipt of the PPP loan, proceeds from unsecured and secured notes payable, borrowing from the credit card advance and other credit facilities offset, in part, by repayment of the unsecured notes payable, the secured notes payable and the credit card advance.

Inflation

During fiscal 2020 and 2021, we experienced increases in various raw material costs and increases in labor costs. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2022, although there is no assurance this will occur. Inflation can harm our margins and profitability if we are unable to increase prices or improve productivity enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Capital Resources

We expect total capital expenditures for fiscal 2022 to be less than $150,000 and to be funded by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2021 are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

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

In fiscal year 2020 and 2021, we did generate positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the years ended June 30, 2021 and 2020:

	Year ended June 30,
	2021	2020
	(in thousands)
Net income	$2,563	$860
Plus interest expense and financing costs	375	590
Plus depreciation and amortization expense	220	151
Plus stock-based compensation expense	15	21
Adjusted EBITDA	$3,173	$1,622

As used herein, Adjusted EBITDA represents net income before interest income, interest expense and financing costs, depreciation, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation expense as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income of the Company or net cash provided by operating activities.

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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Luvu Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luvu Brands, Inc. (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of inventories and inventory reserves

As described in Notes 2 and 4 to the consolidated financial statements, the Company has inventories, net totaled to approximately $3.39 million as of June 30, 2021. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. The Company establishes reserves for excess and obsolete inventory for each accounting period and records any potential adjustments needed for the reserves.

Auditing management’s estimates of the net realizable value of inventories, including inventory reserves was highly judgmental due to the degree of subjectivity involved in assessing the inventory reserves which are based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory.

To test the estimates for the net realizable value of inventories, including inventory reserves, we performed audit procedures that included, among others, evaluating the reasonableness of the inputs used in management’s inventory reserve calculation and analyzing the reserve calculations to determine whether management identified any evidence of slow-moving inventory or any obsolescence due to existing and potential changes in marketability which may impact the reserves.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2012.

Boynton Beach, Florida
September 28, 2021

Luvu Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2021 and 2020

	2021	2020
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$977	$1,152
Accounts receivable, net	1,134	1,135
Inventories, net	3,391	1,985
Prepaid expenses	145	55
Total current assets	5,647	4,327

Equipment, property and leasehold improvements, net	1,934	938
Finance lease assets	27	—
Operating lease assets	2,554	165
Other assets	84	17
Total assets	$10,246	$5,447

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$2,669	$2,435
Current debt	1,599	2,007
Current portion of PPP loan	—	482
Other accrued liabilities	694	623
Operating lease liability	250	199
Total current liabilities	5,212	5,746

Noncurrent liabilities:
Long-term debt	1,288	361
PPP loan	—	614
Long-term operating lease liability	2,423	—
Total noncurrent liabilities	3,711	975
Total liabilities	8,923	6,721
Commitments and contingencies (See Note 15)	—	—
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2021 and 2020	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 75,037,890 and 73,452,596 shares issued and outstanding as of June 30, 2021 and 2020, respectively	750	735
Additional paid-in capital	6,166	6,147
Accumulated deficit	(5,593)	(8,156)
Total stockholders’ equity (deficit)	1,323	(1,274)
Total liabilities and stockholders’ equity (deficit)	$10,246	$5,447

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended June 30, 2021 and 2020

	2021	2020
	(in thousands, except share data)

Net Sales	$23,105	$18,376
Cost of goods sold	16,804	12,850
Gross profit	6,301	5,526
Operating expenses:
Advertising and promotion	502	390
Other selling and marketing	1,043	1,167
General and administrative	2,694	2,367
Depreciation	220	151
Total operating expenses	4,459	4,075
Operating income	1,842	1,451

Other income (expense):
Gain on forgiveness of PPP loan	1,096	—
Interest expense and financing costs	(375)	(590)
Loss on disposal of fixed assets	—	(1)
Total other income (expense)	721	(591)
Income from operations before income taxes	2,563	860
Provision for income taxes	—	—
Net income	$2,563	$860

Net income per share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Shares used in calculation of net income per share:
Basic	74,296,689	73,452,596
Diluted	75,494,948	75,256,596

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended June 30, 2020 and June 30, 2021

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
	(in thousands, except share data)

Balance, June 30, 2019	4,300,000	$—	73,452,596	$735	$6,126	$(9,016)	$(2,155)

Stock-based compensation expense	—	—	—	—	21	—	21
Net income	—	—	—	—	—	860	860
Ending balance, June 30, 2020	4,300,000	—	73,452,596	735	6,147	(8,156)	(1,274)

Stock-based compensation expense	—	—	—	—	15	—	15
Stock option exercises	—	—	1,585,294	15	4	—	19
Net income	—	—	—	—	—	2,563	2,563
Ending balance, June 30, 2021	4,300,000	$—	75,037,890	$750	$6,166	$(5,593)	$1,323

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended June 30, 2021 and 2020

	2021	2020
	(in thousands)

Net income	$2,563	$860
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on forgiveness of PPP Loan	(1,096)	—
Depreciation and amortization	220	151
Stock-based compensation expense	15	21
Provision for bad debt	1	(2)
Provision for inventory reserve	32	60
Loss on disposal of fixed assets	—	1
Amortization of operating lease asset	295	284
Change in operating assets and liabilities:
Accounts receivable	1	(304)
Inventory	(1,438)	(293)
Prepaid expenses and other assets	(158)	(7)
Accounts payable	234	(126)
Accrued expenses and interest	40	(33)
Operating lease liability	(209)	(346)
Accrued payroll and related	40	101
Net cash provided by operating activities	540	367

INVESTING ACTIVITIES:
Investment in equipment, software development and leasehold improvements	(210)	(227)
Net cash used in investing activities	(210)	(227)

FINANCING ACTIVITIES:
Borrowing (repayment) under revolving line of credit	78	52
Borrowing (repayment) of unsecured line of credit	(11)	22
Proceeds from credit card advance	—	450
Repayment of credit card advance	(56)	(574)
Borrowings under secured note payable	200	233
Borrowings under PPP Loan	—	1,096
Repayments under secured note payable	(239)	(491)
Proceeds from unsecured notes payable	200	600
Repayment of unsecured notes payable	(489)	(834)
Repayment of term note – shareholder	—	(49)
Payments on equipment notes	(189)	(134)
Proceeds from exercise of stock options	9	—
Principal payments on capital leases	(8)	(8)
Net cash (used in) provided by financing activities	(505)	363
Net (decrease) increase in cash and cash equivalents	(175)	503
Cash and cash equivalents at beginning of year	1,152	649
Cash and cash equivalents at end of year	$977	1,152

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Purchases of equipment with equipment notes	$998	$72
Finance lease asset obligation in exchange for lease payable	$35	$—
Accrued interest converted for exercise of options	$10	$—
Operating lease asset obtained in exchange for operating lease liability	$2,684	$—
Cash paid during the year for:
Interest	$371	$584
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended June 30, 2021 and 2020

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.  Our total deferred revenue as of June 30, 2021 and June 30, 2020 was $16,965 and $14,898, respectively, and was included in “Other accrued liabilities” on our consolidated balance sheets.

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

The following is a summary of Accounts Receivable as of June 30, 2021 and June 30, 2020.

	June 30,2021	June 30,2020
	(in thousands)
Accounts receivable	$1,189	$1,135
Allowance for doubtful accounts	(1)	-
Allowance for discounts and returns	(54)	-
Total accounts receivable, net	$1,134	$1,135

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2021 and 2020 that exceeded the balance insured by the FDIC by $807,766 and $960,030, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2021, we purchased 34% of total inventory purchases from one vendor.

During 2020, we purchased 33% of total inventory purchases from one vendor.

As of June 30, 2021 , two of the Company’s customers represent 40% and 14% of the total accounts receivables, respectively. As of June 30, 2020, three of the Company’s customers represent 38%, 16% and 16% of the total accounts receivable, respectively. Sales to (and through) Amazon accounted for 29% and 34% of our net sales during each of the years ended June 30, 2021 and June 30, 2020, respectively.

Fair Value of Financial Instruments

At June 30, 2021 and 2020, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $5,000 at June 30, 2021 and $5,000 at June 30, 2020. Advertising expense for the years ended June 30, 2021 and 2020 was $501,711 and $390,108, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $109,024 for the year ended June 30, 2021 and $111,148 for the year ended June 30, 2020.

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

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The rent expense under this lease for the year ended June 30, 2020 was $352,479.

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the year ended June 30, 2021 (under the previous lease and the new lease) was $501,480.

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

The Company also leases certain equipment under operating leases, as more fully described in NOTE 15 - Commitments and Contingencies ..

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2021	Year Ended June 30, 2020	% change
Net Sales by Channel:	(in thousands)
Direct	$6,919	$4,887	42%
Wholesale	$15,618	$13,164	19%
Other	$568	$325	75%
Total Net Sales	$23,105	$18,376	26%

	Year Ended	Year Ended	Margin	%
	June 30, 2021	June 30, 2020%		Change
	(in thousands)	(in thousands)
Gross Profit by Channel:
Direct	$3,329	$2,392	49%	39%
Wholesale	$4,216	$3,977	30%	6%
Other	$(1,244)	$(843)	(259)%	(48)%
Total Gross Profit	$6,301	$5,526	30%	14%

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Adopted during the year ended June 30, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurement

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates, adds and modifies certain disclosure requirements for fair value measurement as part of the FASB’s disclosure framework project. Under the new standard, the amount and reason for a transfer between Level 1 and Level 2 of the fair value hierarchy are no longer required to be disclosed, but public companies are required to disclose a range and weighted average of significant unobservable inputs for Level 3 fair value measurements. The Company adopted the new standard on July 1, 2020; however, it did not have a significant impact on the Company’s financial statements.

Collaborative Arrangements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The new standard clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer. The new standard also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The guidance amends Topic 808 to refer to the unit-of-account guidance in Topic 606 and requires it to be used only when assessing whether a transaction is in the scope of Topic 606. The Company adopted the new standard on July 1, 2020; however, it did not have a significant impact on the Company’s financial statements.

Adopted effective July 1, 2021

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected and separately measure an allowance for credit losses that is deducted from the amortized cost basis of those financial assets. The Company early adopted the new standard on July 1, 2021; however, it did not have a significant impact on the Company’s financial statements.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions that simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. The Company adopted the new standard on July 1, 2021; however, it did not have a significant impact on the Company’s financial statements.

Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new standard addresses interactions between the guidance to account for certain equity securities under ASC Topic 321, the guidance to account for investments under the equity method of accounting in ASC Topic 323 and the guidance in ASC Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with ASC Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for any such interactions. The Company adopted the new standard on July 1, 2021; however, it did not have a significant impact on the Company’s financial statements.

Net Income Per Share

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

The total potential dilutive securities as of June 30, 2021 and 2020 are as follows:

	2021	2020
Convertible Preferred Stock	4,300,000	4,300,000
Stock options – 2015 Plan	2,500,000	4,250,000
Total	6,800,000	8,550,000

 Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2021, we carried a valuation allowance of $1.5 million against our net deferred tax assets.

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

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2021 or 2020.

NOTE 4. INVENTORIES

All inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. The Company’s inventories consist of the following components at June 30, 2021 and 2020:

	2021	2020
	(in thousands)
Raw materials	$1,637	$992
Work in process	396	234
Finished goods	1,531	900
Total inventories	3,564	2,126
Allowance for inventory reserves	(173)	(141)
Total inventories, net of allowance	$3,391	$1,985

NOTE 5. EQUIPMENT, PROPERTY AND LEASEHOLD IMPROVEMENTS, NET

Equipment, property and leasehold improvements at June 30, 2021 and 2020 consisted of the following:

	2021	2020	Estimated Useful Life
	(in thousands)
Factory equipment	$3,567	$2,646	2-10 years
Computer equipment and software	1,146	1,087	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	463	10 years
Projects in process	222	3
Subtotal	5,620	4,404
Accumulated depreciation	(3,686)	(3,466)
Equipment, property and leasehold improvements, net	$1,934	$938

Depreciation expense was $220,635 and $151,105 for the years ended June 30, 2021 and 2020, respectively.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2021 and 2020 consisted of the following:

	2021	2020
	(in thousands)
Accrued compensation	$509	$468
Accrued expenses and interest	185	155

Other accrued liabilities	$694	$623

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2021 and 2020 consisted of the following:

	2021	2020
Current debt:	(in thousands)
Unsecured lines of credit (Note 12)	$37	$48
Line of credit (Note 11)	1,083	1,005
Short-term unsecured notes payable (Note 8)	100	489
Current portion of equipment notes payable (Note 15)	219	102
Current portion secured notes payable (Note 13)	152	191
Current portion of leases payable	8	-
Credit card advance (net of discount) (Note 10)	-	56
Notes payable- related party (Note 9)	-	116
Total current debt	1,599	2,007
Long-term debt:
Unsecured notes payable (Note 8)	300	200
Equipment notes payable (Note 15)	853	161
Leases payable	19	-
Notes payable- related party (Note 9)	116	-
Total long-term debt	$1,288	$361

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2021 and 2020 consisted of the following:

	2021	2020
Current debt:	(in thousands)

20% Unsecured note, bi-weekly principal and interest, due September 18, 2020 (1)	$-	$75
20% Unsecured note, bi-weekly principal and interest, due February 19, 2021 (2)	-	214
20% Unsecured note, interest only, due May 1, 2021 (3)	-	200
20% Unsecured note, interest only, due October 31, 2021 (4)	100	-
Total current debt	100	489
Long-term debt:
13.5% Unsecured note, interest only, due May 1, 2023 (3)	200	-
20% Unsecured note, interest only, due October 31, 2021 (4)	-	100
13.5% Unsecured note, interest only, due July 31, 2023 (5)	100	100
Total long-term debt	300	200
Total unsecured notes payable	$400	$689

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

(3) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. Personally guaranteed by principal stockholder.

(4) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. Personally guaranteed by principal stockholder.

(5) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. Personally guaranteed by principal stockholder.

NOTE 9. NOTES PAYABLE- RELATED PARTY

Related party notes payable at June 30, 2021 and 2020 consisted of the following:

	2021	2020
	(in thousands)
Unsecured note payable to an officer, with interest at 3.25%, due July 1, 2023	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due July 1, 2023	76	76
Total unsecured notes payable	116	116
Less: current portion	—	(116)
Long-term unsecured notes payable	$116	$—

Effective June 29, 2021, the notes were replaced with new notes due July 1, 2023.

NOTE 10. CREDIT CARD ADVANCES

On August 28, 2019, the Company borrowed $250,000 from Power Up against its future credit card receivables. Terms for this loan calls for a repayment of $290,000, which includes a one-time finance charge of $40,000, approximately ten months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $247,500. This loan was repaid in full on September 16, 2020. This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman (see Note 16).

NOTE 11. LINE OF CREDIT

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

On December 1, 2020, the credit agreement with Advance Financial Corporation was amended to reduce the interest calculation to prime rate plus 2% and the Monthly Service Fee was unchanged at .5% per month. As of June 30, 2021, the interest rate was 5.25%. All other terms of the credit facility remain the same.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility. In addition, Luvu Brands has provided its corporate guarantee of the credit facility (see Note 16). On June 30, 2021, the balance owed under this line of credit was $1,083,405. As of June 30, 2021, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 12. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman (see Note 16). The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $36,680 at June 30, 2021 and $47,619 at June 30, 2020.

NOTE 13. SECURED NOTE PAYABLE

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp Innovations a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019. This note was repaid in full on May 5, 2021. This note payable was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On June 28, 2019, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp Innovations a total of $302,000. Repayment of this note is by 12 monthly payments of $26,301, which includes interest at 8.22%. This loan was repaid in full on August 3, 2020. The Company had granted Amazon a security interest in the assets of the Company.

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

On February 17, 2021, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp Innovations a total of $200,000. Repayment of this note is by 12 monthly payments of $17,675, which includes interest at 10.99%. On June 30, 2021, the balance owed under this note payable was $152,032. The Company has granted Amazon a security interest in the assets of the Company.

NOTE 14. PPP LOAN

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

On December 18, 2020, the Company was informed by Ameris Bank that the PPP Note had been forgiven by the U.S. Small Business Administration.

In accounting for the terms of the PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, the Company derecognized the PPP Note liability of $1,096,200 and recorded it as Other Income, as the forgiveness was certain.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under a non-cancelable operating lease expiring February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At June 30, 2021, the weighted average remaining lease term for the lease renewal is 6 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at June 30, 2021 is as follows:

Supplemental balance sheet information related to leases at June 30, 2021 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$2,554

Current lease liabilities	Operating lease obligations	$250
Non-current lease liabilities	Long-term operating lease obligations	2,423
Total lease liabilities		$2,673

NOTE 15. COMMITMENTS AND CONTINGENCIES (continued)

Maturities of lease liabilities at June 30, 2021 are as follows:

Payments	(in thousands)
2022	$604
2023	642
2024	680
2025	721
2026 and thereafter	1,290
Total undiscounted lease payments	3,937
Less: Present value discount	(1,264)
Total lease liability balance	$2,673

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of approximately $1,529,246. These assets are included in the fixed assets listed in Note 6 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 10.5% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2021:

Year ending June 30,	(in thousands)
2022	$320
2023	303
2024	282
2025	236
2026	124
Future Minimum Note Payable Payments	$1,265
Less Amount Representing Interest	(193)
Present Value of Minimum Note Payable Payments	1,072
Less Current Portion	(219)
Long-Term Obligations under Equipment Notes Payable	$853

NOTE 15. COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 9). Interest on the note during the year ended June 30, 2021 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $2,470. The accrued interest on the note as of June 30, 2021 was $30,148. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the year ended June 30, 2021 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $1,300. The accrued interest on the note as of June 30, 2021 was $5,515. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 11 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On June 30, 2021, the balance owed under this line of credit was $1,083,405.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same terms (see Note 8). This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. Repayment of this promissory note is personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 8). Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 8). This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

NOTE 16. RELATED PARTY TRANSACTIONS (continued)

The loans from Power Up Lending Group, Ltd. (see Note 10) were guaranteed by the Company (including OneUp and Foam Labs) and were personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls HCI. As last reported to us, HCI owns 7.5% of our common stock.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $36,680 at June 30, 2021 and $47,619 at June 30, 2020 (see Note 12). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On June 11, 2019, the Company entered into an agreement with a secured lender, whereby the lender agreed to loan OneUp Innovations a total of $150,000. After partial repayment of this loan, in November, 2019 the Company borrowed an additional $33,000. Repayment of this note is by 78 weekly payments of $2,298, beginning November 13, 2019. This note was repaid in full on May 5, 2021 (see Note 13). This note payable was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder, Louis S. Friedman.

On September 23, 2019, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due September 18, 2020. This note payable was repaid in full on September 18, 2020 (see Note 8). The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

On November 27, 2019 the Company entered into an agreement with OnDeck, whereby OnDeck agreed to loan OneUp a total of $200,000. Terms for this loan calls for a repayment of $234,000 which includes a one-time finance charge of $34,000, approximately nine months after the funding date. A 1% loan origination fee was deducted, and the Company received net proceeds of $198,000. This note payable was fully paid in August 2020 (see Note 13). This loan was guaranteed by the Company and was personally guaranteed by the Company’s CEO and controlling shareholder.

On February 21, 2020, the Company borrowed $300,000 from two individual shareholders with interest at 20% on an unsecured note payable, principal and interest paid bi-weekly with the final payment due February 19, 2021. The lenders deducted an original issue discount of 2% and the balance due on the March 1, 2019 note payable of $12,677 and the remaining proceeds of $281,323 are for working capital purposes. This note payable was repaid in full on February 19, 2021 (see Note 8). The loan was personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

During the year ended June 30, 2021, 1,585,294 shares of common stock were issued for the exercise of 1.6 million stock options by affiliates and non-affiliate employees of the Company in exchange for various consideration including cash, accrued interest and a cashless basis at prices ranging from $.0125 per share to $.01375 per share. These options were granted under the 2015 Plan on December 29, 2015 with an expiration date of December 29, 2020.

NOTE 17. STOCKHOLDERS’ EQUITY

Options
 At June 30, 2021, the Company had the 2015 Equity Incentive Plan (the “2015 Plan”), which is shareholder-approved and under which 3,400,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of June 30, 2021, the number of shares available for issuance under the 2015 Plan was 900,000.

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

 A summary of option activity under the Company’s stock plan for the years ended June 30, 2021 and 2020 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate IntrinsicValue
Outstanding at June 30, 2019	4,050,000	$.02	2.3 years	$13,500
Granted	550,000	$.03	4.8 years
Exercised	—	$—
Forfeited or Expired	(350,000)	$.03
Outstanding at June 30, 2020	4,250,000	$.02	1.7 years	$624,700
Granted	350,000	$.15	4.8 years
Exercised	(1,600,000)	$.01
Forfeited or Expired	(500,000)	$.05
Outstanding at June 30, 2021	2,500,000	$.04	1.9 years	$974,300
Exercisable at June 30, 2021	1,625,000	$.03	1.2 years	$649,375

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $.43, $.17, and $.02 at June 30, 2021, 2020 and 2019, respectively.

There were 350,000 stock options granted during the year ended June 30, 2021 and 550,000 stock options granted during the year ended June 30, 2020.

The range of fair value assumptions related to options granted during the years ended June 30, 2021 and 2020 were as follows:

	2021	2020
Exercise Price:	$.13-$.17	$.03
Volatility:	469%-489%	405%-426%
Risk Free Rate:	.25%-.49%	1.41%-1.81%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life:	4.1 years	4.1 years
Dividend Rate:	0%	0%

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2021:

	Outstanding Options		Exercisable Options
	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
.01 to ..03	2,100,000	1.6	$.03	1,525,000	$.03
.05	200,000	2.0	$.05	100,000	$.05
.13 to ..17	200,000	4.8	$.15	-	-
Total stock options	2,500,000	1.9	$.04	1,625,000	$.03

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

Stock-based compensation expense recognized in the consolidated statements of operations for each of the fiscal years ended June 30, 2021 and 2020 is based on awards ultimately expected to vest.

 As of June 30, 2021, total unrecognized stock-based compensation expense related to all unvested stock options was $39,162 which is expected to be expensed over a weighted average period of 0.9 years.

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

During the year ended June 30, 2021, 1,585,294 shares of common stock were issued for the exercise of 1.6 million stock options by affiliates and non-affiliate employees of the Company in exchange for various consideration including cash, accrued interest and a cashless basis at prices ranging from $.0125 per share to $.01375 per share. These options were granted under the 2015 Plan on December 29, 2015 with an expiration date of December 29, 2020.

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	For the Years Ended June 30,
	2021	2020
	(in thousands)
Other Selling and Marketing	$4	$4
General and Administrative	11	17
Total	$15	$21

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

Share Purchase Warrants

As of June 30, 2021 and 2020, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2021 and 2020. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2021, the Company had reserved the following shares of common stock for issuance:

June 30, 2021
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	3,400,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	7,700,000

During the year ended June 30, 2021, 1,585,294 shares of common stock were issued for the exercise of 1.6 million stock options by affiliates and non-affiliate employees of the Company in exchange for various consideration including cash, accrued interest and a cashless basis at prices ranging from $.0125 per share to $.01375 per share. These options were granted under the 2015 Plan on December 29, 2015 with an expiration date of December 29, 2020.

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

 NOTE 18. INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2021 and 2020, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

NOTE 18. INCOME TAXES  (continued)

The components of deferred tax assets and liabilities at June 30, 2021 and 2020 are approximately as follows:

	2021	2020
	(in thousands)
Deferred tax assets:
Inventory reserves	$45	$36
Allowance for doubtful accounts	14	14
Stock-based compensation	100	96
Net operating loss carry-forwards	1,384	1,775
Total gross deferred tax assets	1,543	1,921
Valuation allowance	(1,543)	(1,921)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 25% to pretax (income) loss from operations for the years ended June 30, 2021 and 2020 due to the following:

	2021	2020

Net income	$(660)	$(221)
Permanent differences and change in tax rate estimate	282	(868)
Valuation (allowance)	378	1,089
Net tax benefit	$—	$—

At June 30, 2021, the Company had net operating loss (NOL) carryforwards of approximately $5.4 million that may be offset against future taxable income. During 2021 and 2020, the total change in the valuation allowance was approximately $378,000 and $1,089,000, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

NOTE 18. INCOME TAXES (continued)

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company. The NOL carryforward of approximately $5.3 million can be carried forward to offset future taxable income through 2028. The NOL carryforwards of approximately $110,000 can be carried forward indefinitely, but are limited to 80% of taxable income in any one year.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2012 through 2021. The Company has not filed its Federal or State tax returns for 2017 through 2021 but expects to file these returns before the end of calendar year 2021.

NOTE 19. – SUBSEQUENT EVENTS

On July 30, 2021 the unsecured note payable for $100,000 which was due on July 31, 2021, was repaid in full and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2021. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2021 based on the criteria issued by COSO.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

None.

PART III.

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The following table sets forth the officers and directors of Luvu Brands, Inc. as of June 30, 2021.

Name	Age	Position
Louis S. Friedman	69	Chief Executive Officer, President, Director
Manuel Munoz	47	Chief Information Officer (1)
Ronald P. Scott	66	Chief Financial Officer, Secretary, Director
Leslie S. Vogelman	69	Treasurer
 (1) Effective September 13, 2021, Mr. Munoz transitioned to a nonexecutive position and is no longer a Company officer.

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

Audit Committee Financial Expert

In general, an “audit committee financial expert” is an individual who:

●	understands generally accepted accounting principles and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

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

Directors’ Compensation

For the fiscal years ended June 30, 2021 and 2020, our directors did not receive any compensation in their capacity as a director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2021.

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

ITEM 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2021 and 2020 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	StockAwards	OptionAwards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2021	150,000	—	—	—	—	—	150,000
President, Chief Executive	2020	150,000	—	—	—	—	—	150,000
Officer and Chairman of the Board
Ronald P. Scott	2021	145,000	—	—	—	—	—	145,000
Chief Financial Officer, Secretary	2020	145,000	—	—	—	—	—	145,000
Manuel Munoz (2)	2021	144,231	—	—	—	—	—	144,231
Chief Information Officer	2020	135,000	—	—	—	—	—	135,000

(1)  The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 19 of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards.  See Grants of Plan-Based Awards table below.
(2)  Effective September 13, 2021, Mr. Munoz transitioned to a nonexecutive position and is no longer a Company officer.

 Grants of Plan-Based Awards

There were no grants of plan-based awards made in our fiscal year ending June 30, 2021 to any of our NEOs.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2021, certain information regarding outstanding equity awards at fiscal year-end for our NEOs.

	Outstanding Equity Awards at June 30, 2021 Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	300,000	—	$.033	2/13/2022	(1)	—	—
	150,000	50,000	$.031	12/11/2022	(2)
Ronald P. Scott	200,000	—	$.03	2/13/2022	(1)	—	—
	93,750	31,250	$.028	12/11/2022	(2)	—	—
Manuel Munoz	100,000	100,000	$.046	7/2/2023	(3)	—	—

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

Incentive and Non-qualified Stock Option and Stock Award Plans

At June 30, 2021 we had options outstanding under the 2015 Equity Incentive Plan. Please see Note 17 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of this plan.

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

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our voting securities include shares of our common stock and our Series A Convertible Preferred Stock. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock by:

● all persons who are beneficial owners of five percent (5%) or more of any class of our voting securities;
● each of our directors;
● each of our Named Executive Officers; and
● all current directors and executive officers as a group.

 Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of our securities held by them.

Applicable percentage ownership in the following table is based on 75,037,890 shares of common stock and 4,300,000 shares of Series A Convertible Preferred Stock outstanding as of September 26, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 26, 2021, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	36,394,376	(1)	45.6%
Common	Ronald P. Scott	889,266	(2)	1.2%
Common	Leslie Vogelman	593,750	(3)	*
Common	All directors and executive officers as a group (3 persons)	37,877,392		47.1%
5% Shareholders
Common	Hope Capital, Inc.	5,384,933	(4)	7.2%
Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(5)	100.0%
Series A Convertible Preferred Stock	Manuel Munoz	0		0.0%
Series A Convertible Preferred Stock	Ronald P. Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000		100.0%

*    Less than 1%

(1)
Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 71.2 % of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders. Also includes options for purchase 450,000 shares of common stock.

(2)	Includes options to purchase 293,750 shares of common stock.
(3)	Includes options to purchase 293,750 shares of common stock.
(4)	This person’s address is 111 Great Neck Road, Suite 216, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.
(5)
Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 71.2 % of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of Mr. Friedman may differ from the interests of the other shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
2015 Equity Incentive Plan	2,500,000.04		900,000

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions – refer to Note 16 in the Notes to Consolidated Financial Statements

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

ITEM 14.      Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2021	2020
	(in thousands)
Audit Fees (1)	$42	$42
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

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

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

(a)
Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2021 and 2020 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

 (b)
Exhibits.
		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc.	8-K	2/23/11	4.1
10.1	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.2	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.3	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.4	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.5	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.6	Form of promissory note	10-K	10/11/19	10.11
10.7	Employment Agreement between the Company and Louis Friedman dated January 27, 2021	8-K	2/2/11	10.3

10.8	2015 Equity Incentive Plan	DEF14C	10/9/15	B
10.9	U.S. Small Business Administration Note by One Up Innovations, Inc. in favor of Ameris Bank	8-K	4/28/20	10.1
21.1	Subsidiaries	10-K	9/29/14	21.1
23.1	Consent of Liggett & Webb P.A. independent registered public accounting firm				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

ITEM 16.      Form 10-K Summary.

The Company elected not to provide the summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: September 27 , 2021	By: /s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	September 27, 2021
Louis S. Friedman

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Director	September 27, 2021
Ronald P. Scott