Form 10-K/A
period 2021-06-30
Luvu Brands, Inc.
filed 2021-09-28
CIK 1374567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No.1)

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
Emerging growth company ☐

AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2021

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended June 30, 2021 as filed with the Securities and Exchange Commission on September 28, 2021 is to include the accompanying XBRL files.

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