Form 10-Q
period 2021-09-30
Luvu Brands, Inc.
filed 2021-11-15
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of November 11, 2021, there were 75,137,890 shares of common stock outstanding.

LUVU BRANDS, INC.

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

PART I FINANCIAL INFORMATION

ITEM 1 . FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,
	2021	June 30,
	(unaudited)	2021
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$961	$977
Accounts receivable, net	1,087	1,134
Inventories, net	3,503	3,391
Prepaid expenses	159	145
Total current assets	5,710	5,647

Equipment, property and leasehold improvements, net	1,915	1,934
Finance lease assets	25	27
Operating lease assets	2,482	2,554
Other assets	95	84
Total assets	$10,227	$10,246

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,725	$2,669
Current debt	1,426	1,599
Other accrued liabilities	584	694
Operating lease liability	270	250
Total current liabilities	5,005	5,212

Noncurrent liabilities:
Long-term debt	1,327	1,288
Long-term operating lease liability	2,341	2,423
Total noncurrent liabilities	3,668	3,711
Total liabilities	8,673	8,923
Commitments and contingencies (See Note 15)	-	-
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at September 30, 2021 and June 30, 2021	-	-
Common stock, $0.01 par value, 175,000,000 shares authorized, 75,037,890 shares issued and outstanding at September 30, 2021 and June 30, 2021	750	750
Additional paid-in capital	6,170	6,166
Accumulated deficit	(5,366)	(5,593)
Total stockholders’ equity	1,554	1,323
Total liabilities and stockholders’ equity	$10,227	$10,246

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2021	2020
	(in thousands, except share data)
Net Sales	$6,224	$5,367
Cost of goods sold	4,725	3,879
Gross profit	1,499	1,488
Operating expenses:
Advertising and promotion	132	69
Other selling and marketing	261	267
General and administrative	712	664
Depreciation and amortization	71	52
Total operating expenses	1,176	1,052
Operating income	323	436
Other expense:
Interest expense and financing costs	(96)	(107)
Total other expense	(96)	(107)
Income from operations before income taxes	227	329
Provision for income taxes	-	-
Net income	$227	$329
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Shares used in calculation of net income per share:
Basic	75,037,890	73,452,596
Diluted	76,584,978	76,034,134

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months ended September 30, 2021 and September 30, 2020 (unaudited)

	Series A Preferred				Additional		Total Stockholders’
	Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands, except share data)
Balance, June 30, 2020	4,300,000	$-	73,452,596	$735	$6,147	$(8,156)	$(1,274)

Stock-based compensation expense	-	-	-	-	6	-	6
Net income	-	-	-	-	-	329	329
Balance September 30, 2020 (unaudited)	4,300,000	$-	73,452,596	$735	$6,153	$(7,827)	$(939)

Balance, June 30, 2021	4,300,000	$-	75,037,890	$750	$6,166	$(5,593)	$1,323

Stock-based compensation expense	-	-	-	-	4	-	4
Net income	-	-	-	-	-	227	227
Balance September 30, 2021 (unaudited)	4,300,000	$-	75,037,890	$750	$6,170	$(5,366)	$1,554

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:	(in thousands)
Net income	$227	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	52
Stock based compensation expense	4	6
Provision for bad debt	-	(1)
Amortization of operating lease asset	71	80
Changes in operating assets and liabilities:
Accounts receivable	47	97
Inventories	(113)	(201)
Prepaid expenses and other assets	(23)	(35)
Accounts payable	58	(13)
Accrued compensation	(105)	(93)
Accrued expenses and interest	(5)	6
Operating lease liability	(63)	(97)
Net cash provided by operating activities	169	130

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(50)	(27)
Net cash used in investing activities	(50)	(27)

FINANCING ACTIVITIES:
Repayment of unsecured notes payable	(200)	(154)
Proceeds from unsecured notes payable	200	-
Net cash provided by (repaid to) line of credit	(3)	45
Repayment of credit card advance	-	(56)
Repayments of secured notes payable	(66)	(125)
Repayment of unsecured line of credit	(3)	(3)
Payments on equipment notes	(61)	(28)
Principal payments on leases payable	(2)	(2)
Net cash used in financing activities	(135)	(323)
Net decrease in cash and cash equivalents	(16)	(220)
Cash and cash equivalents at beginning of period	977	1,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$961	$932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$-	$35
Cash paid during the period for:
Interest	$85	$106
Income taxes	$-	-

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021 (the “2021 10-K”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s 2021 10-K.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period. Our total deferred revenue as of June 30, 2021 was $16,965 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of September 30, 2021 was $17,015.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of September 30, 2021 and June 30, 2021.

	September 30, 2021	June 30, 2021
	(unaudited)
	(in thousands)
Accounts receivable	$1,133	$1,189
Allowance for doubtful accounts	(1)	(1)
Allowance for discounts and returns	(45)	(54)
Total accounts receivable, net	$1,087	$1,134

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had bank balances on deposit at September 30, 2021 that exceeded the balance insured by the FDIC by $833,857. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three months ended September 30, 2021, we purchased 38% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2021, we purchased 34% of total inventory purchases from one vendor.

As of September 30, 2021, two of the Company’s customers represents 46% and 14% of the total accounts receivables, respectively. As of June 30, 2021, two of the Company’s customers represents 40% and 14% of the total accounts receivables, respectively. For the three months ended September 30, 2021, sales to and through Amazon accounted for 29% of our net sales, respectively.

Fair Value of Financial Instruments

At September 30, 2021 and June 30, 2021, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $5,000 at September 30, 2021 and $5,000 at June 30, 2021. Advertising expense for the three months ended September 30, 2021 and 2020 was $131,890 and $68,530, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $28,323 and $29,225 for the three months ended September 30, 2021 and 2020, respectively. Research and development costs are included in general and administrative expense.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2021.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The rent expense under this lease for the three months ended September 30, 2020 was $88,120.

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended September 30, 2021 was $163,188.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	% Change
	(in thousands)
Net Sales by Channel:
Direct	$1,746	$1,458	20%
Wholesale	$4,317	$3,783	14%
Other	$161	$126	28%
Total Net Sales	$6,224	$5,367	16%

	Three Months Ended		Three Months Ended
	September 30, 2021	Margin %	September 30, 2020	Margin %	$ % Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$826	47%	$760	52%	9%
Wholesale	$976	23%	$982	26%	(1)%
Other	$(303)	(188)%	$(254)	(202)%	19%
Total Gross Profit	$1,499	24%	$1,488	28%	1%

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 including recognizing deferred taxes for investments, performing intra-period allocations and calculating taxes in interim periods. ASU 2019-12 also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted the standard as of July 1, 2021. The impact of adoption of this standard on our condensed consolidated financial statements was not material.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Income Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of September 30, 2021 and 2020, the common stock equivalents did not have any effect on net income per share.

	September 30,
	2021	2020
Common stock options – 2015 Plan	2,350,000	4,400,000
Convertible preferred stock	4,300,000	4,300,000
Total	6,650,000	8,700,000

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of September 30, 2021 or June 30, 2021.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	September 30, 2021	June 30, 2021
	(unaudited)
	(in thousands)
Raw materials	$1,768	$1,637
Work in process	468	396
Finished goods	1,440	1,531
Total inventories	3,676	3,564
Allowance for inventory reserves	(173)	(173)
Total inventories, net of allowance	$3,503	$3,391

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	September 30, 2021	June 30, 2021	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$3,821	$3,567	2-10 years
Computer equipment and software	1,166	1,146	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	6 years
Project in process	-	222
Subtotal	5,672	5,620
Accumulated depreciation	(3,757)	(3,686)
Equipment and leasehold improvements, net	$1,915	$1,934

Depreciation expense was $70,688 and $52,452 for the three months ended September 30, 2021 and 2020, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2021.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
	(unaudited)
	(in thousands)

Accrued compensation	$404	$509
Accrued expenses and interest	180	185
Other accrued liabilities	$584	$694

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at September 30, 2021 and June 30, 2021 consisted of the following:

	September 30, 2021	June 30, 2021
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 12)	$34	$37
Line of credit (Note 11)	1,080	1,083
Short-term unsecured notes payable (Note 8)	-	100
Current portion of equipment notes payable (Note 15)	218	219
Current portion secured notes payable (Note 13)	86	152
Current portion of leases payable	8	8
Total current debt	1,426	1,599
Long-term debt:
Unsecured notes payable (Note 8)	400	300
Leases payable	17	19
Equipment notes payable (Note 15)	794	853
Notes payable – related party (Note 9)	116	116
Total long-term debt	$1,327	$1,288

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2021 and June 30, 2021 consisted of the following:

	September 30, 2021	June 30, 2021
	(unaudited)
	(in thousands)
Current unsecured notes payable:
20% Unsecured note, interest only, due October 31, 2021 (1)	$-	$100
Total current unsecured notes payable	-	100
Long-term unsecured notes payable:
13.5% Unsecured note, interest only, due May 1, 2023 (2)	200	200
20% Unsecured note, interest only, due July 31, 2021 (3)	-	100
20% Unsecured note, interest only, due October 31, 2023 (1)	100
13.5% Unsecured note, interest only, due July 31, 2023 (3)	100	-
Total long-term unsecured notes payable	400	300
Total unsecured notes payable	$400	$400

(1) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. Personally guaranteed by principal stockholder.

(2) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. Personally guaranteed by principal stockholder.

(3) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. Personally guaranteed by principal stockholder.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at September 30, 2021 and June 30, 2021 consisted of the following:

	September 30, 2021	June 30, 2021
	(in thousands)
	(in thousands)
Unsecured note payable to an officer, with interest at 3.25%, due on July 1, 2023	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on July 1, 2023	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

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

On December 1, 2020, the credit agreement with Advance Financial Corporation was amended to reduce the interest calculation to prime rate plus 2% and the Monthly Service Fee was unchanged at .5% per month. As of September 30, 2021, the interest rate was 5.25%. All other terms of the credit facility remain the same.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 11. LINE OF CREDIT (continued)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 16). On September 30, 2021, the balance owed under this line of credit was $1,080,498. As of September 30, 2021, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 12. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $33,803 at September 30, 2021 and $36,680 at June 30, 2021.

NOTE 13. SECURED NOTE PAYABLE

On February 17, 2021, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp a total of $200,000. Repayment of this note is by 12 monthly payments of $17,675, which includes interest at 10.99%. On September 30, 2021, the balance owed under this note payable was $86,000. The Company has granted Amazon a security interest in certain assets of the Company.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At September 30, 2021, the weighted average remaining lease term for the lease renewal is 6 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at September 30, 2021 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$2,482

Current lease liabilities	Operating lease liabilities	$270
Non-current lease liabilities	Long-term operating lease liabilities	2,341
Total lease liabilities		$2,611

Maturities of lease liabilities at September 30, 2021 are as follows:

Payments	(in thousands)
2022	$614
2023	642
2024	680
2025	721
2026 and thereafter	1,290
Total undiscounted lease payments	3,947
Less: Present value discount	(1,336)
Total lease liability balance	$2,611

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $1,435,356. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2021:

Years ending June 30,	(in thousands)
2022	$237
2023	303
2024	282
2025	236
2026	124
Future Minimum Note Payable Payments	1,182
Less Amount Representing Interest	(170)
Present Value of Minimum Note Payable Payments	1,012
Less Current Portion	(218)
Long-Term Obligations under Equipment Notes Payable	$794

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer (CEO). The agreement provides for an annual base salary of $150,000 and eligibility to receive a bonus. In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO and majority shareholder in the amount of $76,000. Interest on the note during the three months ended September 30, 2021 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $623. On December 21, 2020, the note holder used $3,750 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of September 30, 2021 was $30,771. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, the Company’s CEO, loaned the Company $40,000. Interest on the note during the three months ended September 30, 2021 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $328. On December 21, 2020, the note holder used $6,875 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of September 30, 2021 was $5,843. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 12 – Line of Credit). In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On September 30, 2021, the balance owed under this line of credit was $1,080,498.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023 terms (see Note 8). Repayment of the promissory note is personally guaranteed by the Company’s CEO.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023 (see Note 8). Repayment of the promissory note is personally guaranteed by the Company’s CEO.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023 (see Note 8). The Company’s CEO personally guaranteed the repayment of the loan obligation.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $33,803 at September 30, 2021 and $36,680 at June 30, 2021. The loan is personally guaranteed by the Company’s CEO.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 17. STOCKHOLDERS’ EQUITY

Options

At September 30, 2021, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is a shareholder-approved and under which 3,400,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2021, the number of shares available for issuance under the 2015 Plan was 1,050,000.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2021:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2021	2,500,000	1.9	$.04	$974,300
Granted	̶	̶	̶	̶
Exercised	̶	̶	̶	̶
Forfeited or expired	(150,000)	3.4	$.03	̶
Options outstanding as of September 30, 2021	2,350,000	1.5	$.04	$796,800
Options exercisable as of September 30, 2021	1,687,500	1.0	$.03	$589,200

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.38 for such day.

There were no stock options exercised during the three months ended September 30, 2021 or the three months ended September 30, 2020.

There were no stock options granted during the three months ended September 30, 2021 and 150,000 stock options granted during the three months ended September 30, 2020. The value assumptions related to options granted during the three months ended September 30, 2020, were as follows:

Three Months Ended September 30, 2020
Exercise Price:	$.15- $.17
Volatility:	469%-470%
Risk Free Rate:	.25%
Vesting Period:	4 years
Forfeiture Rate:	0%
Expected Life	4.1 years
Dividend Rate	0%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2021:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.028 to $.03	1,950,000	1.2	$.03	1,537,500	$.03
$.05	200,000	1.8	$.05	150,000	$.05
$.13to.17	200,000	4.5	$.15	-	$-
Total stock options	2,350,000	1.5	$.04	1,687,500	$.03

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three month period ended September 30, 2021 and 2020 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

As of September 30, 2021, the Company’s total unrecognized compensation cost was $34,862 which will be recognized over the weighted average vesting period of approximately six months.

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Other Selling and Marketing	$2	$1
General and Administrative	2	5
Total	$4	$6

Share Purchase Warrants

As of September 30, 2021 and 2020, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at September 30, 2021 and June 30, 2021. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2021, the Company had reserved the following shares of common stock for issuance:

September 30,
2021
Shares of common stock reserved for issuance under the 2015 Plan	3,400,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	7,700,000

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

NOTE 18. – SUBSEQUENT EVENTS

On October 1, 2021, the Company repaid the unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal due in full on October 31, 2021, and replaced it with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023.

Subsequent to September 30, 2021, 100,000 stock options were exercised for cash at a price of $.03 per share by a non-affiliate employee and the Company issued the non-affiliate employee 100,000 shares of common stock.

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

	Three Months Ended
	(unaudited)
	September 30, 2021	September 30, 2020
Net Sales	100.0%	100.0%
Cost Of Goods Sold	75.9%	72.3%
Gross Margin	24.1%	27.7%
Total operating expenses	18.9%	19.6%
Income from operations	5.2%	8.1%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	September 30, 2021		September 30, 2020
Net Sales:
Liberator	$2,741	44%	$2,013	38%
Jaxx	1,880	30%	1,713	32%
Avana	744	12%	960	18%
Products purchased for resale	428	7%	337	6%
Other	431	7%	344	6%
Total Net Sales	$6,224	100%	$5,367	100%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net sales. Sales for the three months ended September 30, 2021 were $6,224,000, a 16% increase from the comparable prior year period. The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $728,000, or 36%, during the quarter from the comparable prior year period, due primarily to higher sales through the Company’s e-commerce site, Liberator.com and higher sales through Amazon and brick-and-mortar retail customers.

•	Jaxx sales – Jaxx product sales increased 10% from the prior year first quarter, primarily due to an expanded product offering and greater sales through e-merchants, including Amazon and Wayfair.
•

Avana sales – Net sales of Avana products decreased 23% during the quarter from the comparable prior year quarter to $744,000 and is due largely to increased competition of these products, including lower priced “copycat” products from China.

•

Intimacy products purchased for resale – This product category increased by $91,000, or 27%, from the prior year first quarter due to higher sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. As a result of raw material and labor cost increases on many products, the gross profit margin, as a percentage of sales, decreased to 24.1% from 27.7% in the prior year first quarter. Despite the increased net sales, gross profit remained essentially unchanged at $1,499,000, up slightly from $1,488,000 in the prior year first quarter.

Operating expenses. Total operating expenses for the three months ended September 30, 2021 were approximately 19% of net sales, or approximately $1,176,000, compared to 20% of net sales, or approximately $1,052,000, for the same period in the prior year.

Other income (expense). Interest expense decreased from approximately ($107,000) in the three months ended September 30, 2020 to approximately ($96,000) during the three months ended September 30, 2021. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those lower balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Three Months Ended
	September 30,
(Dollars in thousands)	2021	2020
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$169	$130
Cash used in investing activities	$(50)	$(27)
Cash used in financing activities	$(135)	$(323)

As of September 30, 2021, our cash and cash equivalents totaled $960,635, compared to $931,741 in cash and cash equivalents as of September 30, 2020.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $169,000 during the three months ended September 30, 2021 compared to $130,000 net cash provided by operating activities in the three months ended September 30, 2020. The primary components of the cash provided by operating activities in the current year is the net income of $227,000, an increase in accounts payable of $58,000 and a decrease in accounts receivable of $47,000, offset in part by an increase in inventory of $113,000 and an increase in accrued compensation of $105,000.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2021 was $50,000 and related to the purchase and installation of certain production equipment and computer software during the quarter.

Financing Activities

Cash used in financing activities during the three months ended September 30, 2021 of $135,000 was primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes, offset in part by borrowings from the unsecured note payable.

Inflation

During fiscal 2020 and 2021, we experienced increases in various raw material costs and increases in labor and transportation costs. These cost pressures have not stabilized and we anticipate they will continue to increase throughout fiscal 2022. These inflationary cost increases will harm our profit margins and profitability if we are unable to increase prices or improve productivity enough to offset the effects of such increases in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three months ended September 30, 2021 and 2020:

(Dollars in thousands)	Three months ended September 30,
	2021	2020
Net income	$227	$329
Plus interest expense, net	96	107
Plus depreciation and amortization expense	71	52
Plus stock-based compensation	4	6
Adjusted EBITDA	$398	$494

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements appearing in this report.

Recent accounting pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the unaudited condensed consolidated accompanying financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger and Capitalization Agreement	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to the Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3(i)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.3	Designation of Rights and Preferences of Series A Convertible Preferred Stock	8-K	2/23/11	4.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/5/15	3.5
3.6	Bylaws	SB-2	3/2/07	3(ii)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer				Filed
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer				Filed
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

November 12, 2021	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2021	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)

