Form 10-K/A
period 2021-09-30
Luvu Brands, Inc.
filed 2021-12-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No.2)

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

2

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 on September 28, 2021 and Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 on September 28, 2021 (collectively, the “Original Filing”).  This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Amendment”) is being filed solely for the purpose of filing as Exhibit 23.1 hereto the Independent Auditors Consent of Liggett & Webb, P.A., our independent auditors. The Independent Auditors Consent attached hereto as Exhibit 23.1, was accidently omitted from the Original Filing. The purpose of this Amendment is to correct the inadvertent failure to include Liggett & Webb, P.A.’s consent to incorporate by reference its September 28, 2021 report into the Company’s existing Registration Statement on Form S-8 (Registration No. 333-218942).

No attempt has been made in this Amendment to otherwise modify or amend disclosures contained in the Original Filing or to modify or update for events which occurred subsequent to the Original Filing. This Amendment does not change any previously reported financial results of operations or any disclosures contained in the Original Filing.

3

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2021 and 2020 begin on page F-1 of this annual report. We are not required to file any financial statement schedules.

(b) Exhibits.

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock of WES Consulting, Inc.	8-K	2/23/11	4.1
10.1	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.2	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.3	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.4	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.5	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.6	Form of promissory note	10-K	10/11/19	10.11
10.7	Employment Agreement between the Company and Louis Friedman dated January 27, 2021	8-K	2/2/11	10.3
10.8	2015 Equity Incentive Plan	DEF14C	10/9/15	B
10.9	U.S. Small Business Administration Note by One Up Innovations, Inc. in favor of Ameris Bank	8-K	4/28/20	10.1
21.1	Subsidiaries	10-K	9/29/14	21.1
23.1	Consent of Liggett & Webb P.A. independent registered public accounting firm				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document	10-K	9/28/21
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	9/28/21
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	9/28/21
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	9/28/21
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	10-K	9/28/21
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	9/28/21

ITEM 16. Form 10-K Summary.

The Company elected not to provide the summary information.

4

Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: December 14, 2021	By:	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board, Chief Executive Officer,	December 14, 2021
Louis S. Friedman	and President (Principal Executive Officer)

/s/ Ronald P. Scott	Chief Financial Officer (Principal Financial and	December 14, 2021
Ronald P. Scott	Accounting Officer), Secretary, and Director

5