Form 10-Q
period 2021-12-31
Luvu Brands, Inc.
filed 2022-02-18
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of February 15, 2022, there were 75,941,860 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,
	2021	June 30,
	(unaudited)	2021
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,081	$977
Accounts receivable, net	920	1,134
Inventories, net	3,456	3,391
Prepaid expenses	168	145
Total current assets	5,625	5,647

Equipment, property and leasehold improvements, net	1,863	1,934
Finance lease assets	23	27
Operating lease assets	2,409	2,554
Other assets	100	84
Total assets	$10,020	$10,246

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,597	$2,669
Current debt	1,361	1,599
Other accrued liabilities	528	694
Operating lease liability	290	250
Total current liabilities	4,776	5,212

Noncurrent liabilities:
Long-term debt	1,258	1,288
Long-term operating lease liability	2,256	2,423
Total noncurrent liabilities	3,514	3,711
Total liabilities	8,290	8,923
Commitments and contingencies (See Note 15)	-	-
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at December 31, 2021 and June 30, 2021	-	-
Common stock, $0.01 par value, 175,000,000 shares authorized, 75,260,433 and 75,037,890 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	752	750
Additional paid-in capital	6,177	6,166
Accumulated deficit	(5,199)	(5,593)
Total stockholders’ equity	1,730	1,323
Total liabilities and stockholders’ equity	$10,020	$10,246

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands, except share data)
Net Sales	$7,186	$5,714	$13,411	$11,081
Cost of goods sold	5,609	4,148	10,335	8,027
Gross profit	1,577	1,566	3,076	3,054
Operating expenses
Advertising and promotion	155	120	287	189
Other selling and marketing	321	270	581	537
General and administrative	772	668	1,485	1,332
Depreciation and amortization	78	51	149	103
Total operating expenses	1,326	1,109	2,502	2,161
Income from operations	251	457	574	893
Other Income (Expense):
Gain on forgiveness of SBA loan	-	1,096	-	1,096
Interest expense and financing costs	(84)	(88)	(180)	(195)
Total Other Income (Expense)	(84)	1,008	(180)	901
Income before income taxes	167	1,465	394	1,794
Provision for income taxes	-	-	-	-
Net income	$167	$1,465	$394	$1,794
Net income per share:
Basic	$0.00	$0.02	$0.01	$0.02
Diluted	$0.00	$0.02	$0.01	$0.02

Shares used in computing net income per share:
Basic	75,139,516	73,682,551	75,088,425	73,567,574
Diluted	76,613,472	74,050,847	76,594,991	74,550,249

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 For the Six Months ended December 31, 2021 and December 31, 2020 (unaudited)

	Series A Preferred				Additional		Total Stockholders’
	Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands, except share data)

Balance, June 30, 2020 (unaudited)	4,300,000	$-	73,452,596	$735	$6,147	$(8,156)	$(1,274)
Stock-based compensation expense					8	-	8
Stock option exercises	-	-	1,585,294	15	4	-	19
Net income for the six months ended December 31, 2020					-	1,794	1,794
Balance, December 31, 2020 (unaudited)	4,300,000	$-	75,037,890	$750	$6,159	$(6,362)	$547

Balance, June 30, 2021 (unaudited)	4,300,000	$-	75,037,890	$750	$6,166	$(5,593)	$1,323
Stock-based compensation expense					10	-	10
Stock option exercises	-	-	222,543	2	1	-	3
Net income for the six months ended December 31, 2021					-	394	394
Balance, December 31, 2021 (unaudited)	4,300,000	$-	75,260,433	$752	$6,177	$(5,199)	$1,730

For the Three Months ended December 31, 2021 and December 31, 2020 (unaudited)

	Series A Preferred				Additional		Total Stockholders’
	Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands, except share data)

Balance, September 30, 2020 (unaudited)	4,300,000	$-	73,452,596	$735	$6,153	$(7,827)	$(939)
Stock-based compensation expense					2	-	2
Stock option exercises	-	-	1,585,294	15	4	-	19
Net income for the three months ended December 31, 2020					-	1,465	1,465
Balance, December 31, 2020 (unaudited)	4,300,000	$-	75,037,890	$750	$6,159	$(6,362)	$547

Balance, September 30, 2021 (unaudited)	4,300,000	$-	75,037,890	$750	$6,170	$(5,366)	$1,554
Stock-based compensation expense					6	-	6
Stock option exercises	-	-	222,543	2	1	-	3
Net income for the three months ended December 31, 2021					-	167	167
Balance, December 31, 2021 (unaudited)	4,300,000	$-	75,260,433	$752	$6,177	$(5,199)	$1,730

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES:	(in thousands)
Net income	$394	$1,794
Adjustments to reconcile net income to net cash provided by operating activities:
Forgiveness of SBA Loan	-	(1,096)
Depreciation and amortization	149	103
Stock based compensation expense	10	8
Provision for bad debt	1	1
Amortization of operating lease asset	144	164
Changes in operating assets and liabilities:
Accounts receivable	213	219
Inventories	(65)	(505)
Prepaid expenses and other assets	(38)	(39)
Accounts payable	(71)	90
Accrued compensation	(204)	(190)
Accrued expenses and interest	39	46
Operating lease liability	(128)	(199)
Net cash provided by operating activities	444	396

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(46)	(81)
Net cash used in investing activities	(46)	(81)

FINANCING ACTIVITIES:
Repayment of unsecured notes payable	(200)	(239)
Proceeds from unsecured notes payable	200	-
Net cash provided by (repaid to) line of credit	(49)	63
Repayment of credit card advance	-	(56)
Repayments of secured notes payable	(117)	(151)
Repayment of unsecured line of credit	(6)	(5)
Proceeds from exercise of stock options	3	9
Payments on equipment notes	(121)	(69)
Principal payments on leases payable	(4)	(4)
Net cash used in financing activities	(294)	(452)
Net increase (decrease) in cash and cash equivalents	104	(137)
Cash and cash equivalents at beginning of period	977	1,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,081	$1,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$28	$357
Finance lease asset obligation in exchange for lease payable	$-	$35
Accrued interest converted for exercise of options	$-	$10
Operating lease asset obtained in exchange for operating lease liability	$-	$2,684
Cash paid during the period for:
Interest	$179	$193
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021 (the “2021 10-K”).

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period. Our total deferred revenue as of June 30, 2021 was $16,965 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of December 31, 2021 was $17,665.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of December 31, 2021 and June 30, 2021.

	December 31, 2021	June 30, 2021
	(unaudited)
	(in thousands)
Accounts receivable	$956	$1,189
Allowance for doubtful accounts	(1)	(1)
Allowance for discounts and returns	(35)	(54)
Total accounts receivable, net	$920	$1,134

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had bank balances on deposit at December 31, 2021 that exceeded the balance insured by the FDIC by $1,134,840. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and six months ended December 31, 2021, we purchased 35% and 36% respectively, of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2021, we purchased 34% of total inventory purchases from one vendor.

As of December 31, 2021, two of the Company’s customers represents 30% and 19% of the total accounts receivables, respectively. As of June 30, 2021, two of the Company’s customers represents 40% and 14% of the total accounts receivables, respectively. For the three and six months ended December 31, 2021, sales to and through Amazon accounted for 32% and 31% of our net sales, respectively.

Fair Value of Financial Instruments

At December 31, 2021 and June 30, 2021, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $1,050 at December 31, 2021 and $5,000 at June 30, 2021. Advertising expense for the three months ended December 31, 2021 and 2020 was $154,876 and $120,455, respectively. Advertising expense for the six months ended December 31, 2021 and 2020 was $286,766 and $188,985, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $32,482 and $27,294 for the three months ended December 31, 2021 and 2020, respectively. Expenses for new product development totaled $60,805 and $56,519 for the six months ended December 31, 2021 and 2020, respectively. Research and development costs are included in general and administrative expense.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2021.

Operating Leases

On July 23, 2014, the Company entered into an agreement with its landlord to extend the facilities lease by five years. The previous ten year lease was to expire on December 31, 2015. The agreement amended the lease to expire on December 31, 2020. The rent expense under this lease for the three months ended December 31, 2020 was $88,120. The rent expense under this lease for the six months ended December 31, 2020 was $176,239.

 On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended December 31, 2021 was $163,188. The rent expense for the six months ended December 31, 2021 was $326,376.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020	% Change
	(in thousands)
Net Sales by Channel:
Direct	$3,921	$3,367	16%
Wholesale	$9,143	$7,454	23%
Other	$347	$260	33%
Total Net Sales	$13,411	$11,081	21%

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	% Change
	(in thousands)
Net Sales by Channel:
Direct	$2,174	$1,910	14%
Wholesale	$4,827	$3,670	32%
Other	$185	$134	38%
Total Net Sales	$7,186	$5,714	26%

	Three Months Ended December 31, 2021	Margin %	Three Months Ended December 31, 2020	Margin %	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$990	46%	$940	49%	5%
Wholesale	$987	20%	$967	26%	2%
Other	$(400)	—%	$(341)	—%	(17)%
Total Gross Profit	$1,577	22%	$1,566	27%	1%

	Six Months Ended December 31, 2021	Margin %	Six Months Ended December 31, 2020	Margin%	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$1,815	46%	$1,700	50%	7%
Wholesale	$1,963	21%	$1,949	26%	1%
Other	$(702)	(202)%	$(595)	(228)%	(18)%
Total Gross Profit	$3,076	23%	$3,054	28%	1%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of December 31, 2021 and 2020, the common stock equivalents did not have any effect on net income per share.

	December 31,
	2021	2020
Common stock options – 2015 Plan	2,150,000	2,300,000
Convertible preferred stock	4,300,000	4,300,000
Total	6,450,000	6,600,000

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of December 31, 2021 or June 30, 2021.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	December 31, 2021	June 30, 2021
	(unaudited)
	(in thousands)
Raw materials	$1,833	$1,637
Work in process	425	396
Finished goods	1,371	1,531
Total inventories	3,629	3,564
Allowance for inventory reserves	(173)	(173)
Total inventories, net of allowance	$3,456	$3,391

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	December 31, 2021	June 30, 2021	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$3,837	$3,567	2-10 years
Computer equipment and software	1,166	1,146	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	6 years
Project in process	10	222
Subtotal	5,698	5,620
Accumulated depreciation	(3,835)	(3,686)
Equipment and leasehold improvements, net	$1,863	$1,934

Depreciation expense was $77,825 and $51,024 for the three months ended December 31, 2021 and 2020, respectively. For the six months ended December 31, 2021 and 2020, depreciation expense was $148,513 and $103,476, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2021.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
	(unaudited)
	(in thousands)

Accrued compensation	$304	$509
Accrued expenses and interest	224	185
Other accrued liabilities	$528	$694

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

 Current and long-term debt at December 31, 2021 and June 30, 2021 consisted of the following:

	December 31, 2021	June 30, 2021
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 12)	$31	$37
Line of credit (Note 11)	1,034	1,083
Short-term unsecured notes payable (Note 8)	-	100
Current portion of equipment notes payable (Note 15)	252	219
Current portion secured notes payable (Note 13)	35	152
Current portion of leases payable	9	8
Total current debt	1,361	1,599
Long-term debt:
Unsecured notes payable (Note 8)	400	300
Leases payable	14	19
Equipment notes payable (Note 15)	728	853
Notes payable – related party (Note 9)	116	116
Total long-term debt	$1,258	$1,288

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2021 and June 30, 2021 consisted of the following:

	December 31, 2021	June 30, 2021
	(unaudited)
Current unsecured notes payable:	(in thousands)

20% Unsecured note, interest only, due October 31, 2021 (1)	$-	$100
Total current unsecured notes payable	-	100
Long-term unsecured notes payable:
13.5% Unsecured note, interest only, due May 1, 2023 (2)	200	200
20% Unsecured note, interest only, due July 31, 2021 (3)	-	100
13.5% Unsecured note, interest only, due October 31, 2023 (1)	100	-
13.5% Unsecured note, interest only, due July 31, 2023 (3)	100	-
Total long-term unsecured notes payable	400	300
Total unsecured notes payable	$400	$400

 __________

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at December 31, 2021 and June 30, 2021 consisted of the following:

	December 31, 2021	June 30, 2021
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 3.25%, due on July 1, 2023	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on July 1, 2023	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

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

On December 1, 2020, the credit agreement with Advance Financial Corporation was amended to reduce the interest calculation to prime rate plus 2% and the Monthly Service Fee was unchanged at .5% per month. As of December 31, 2021, the interest rate was 5.25%. All other terms of the credit facility remain the same.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 11. LINE OF CREDIT (continued)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 16). On December 31, 2021, the balance owed under this line of credit was $1,034,072. As of December 31, 2021, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 12. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $30,882 at December 31, 2021 and $36,680 at June 30, 2021.

NOTE 13. SECURED NOTE PAYABLE

On February 17, 2021, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp a total of $200,000. Repayment of this note is by 12 monthly payments of $17,675, which includes interest at 10.99%. On December 31, 2021, the balance owed under this note payable was $34,871. The Company has granted Amazon a security interest in certain assets of the Company.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At December 31, 2021, the weighted average remaining lease term for the lease renewal is 6 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at December 31, 2021 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$2,409

Current lease liabilities	Operating lease liabilities	$290
Non-current lease liabilities	Long-term operating lease liabilities	2,256
Total lease liabilities		$2,546

Maturities of lease liabilities at December 31, 2021 are as follows:

Payments	(in thousands)
2022	$312
2023	642
2024	680
2025	721
2026 and thereafter	1,290
Total undiscounted lease payments	3,645
Less: Present value discount	(1,099)
Total lease liability balance	$2,546

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $1,463,893. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2021:

Years ending June 30,	(in thousands)
2022	$163
2023	311
2024	290
2025	245
2026	127
Future Minimum Note Payable Payments	1,136
Less Amount Representing Interest	(156)
Present Value of Minimum Note Payable Payments	980
Less Current Portion	(252)
Long-Term Obligations under Equipment Notes Payable	$728

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO and majority shareholder in the amount of $76,000. Interest on the note during the three months ended December 31, 2021 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $623. On December 21, 2020, the note holder used $3,750 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of December 31, 2021 was $31,394. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, the Company’s CEO, loaned the Company $40,000. Interest on the note during the three months ended December 31, 2021 was accrued by the Company at the prevailing prime rate (which is currently 3.25%) and totaled $328. On December 21, 2020, the note holder used $6,875 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of December 31, 2021 was $6,170. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 12 – Line of Credit). In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On December 31, 2021, the balance owed under this line of credit was $1,034,072.

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

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $30,882 at December 31, 2021 and $36,680 at June 30, 2021. The loan is personally guaranteed by the Company’s CEO.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 17. STOCKHOLDERS’ EQUITY

Options

At December 31, 2021, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is a shareholder-approved and under which 3,150,000 are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2021, the number of shares available for issuance under the 2015 Plan was 1,000,000.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2021:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2021	2,500,000	1.9	$.04	$974,300
Granted	50,000	4.6	$.30	̶
Exercised	(250,000)		$.04	̶
Forfeited or expired	(150,000)	3.1	$.03	̶
Options outstanding as of December 31, 2021	2,150,000	1.4	$.05	$565,200
Options exercisable as of December 31, 2021	1,625,000	.75	$.03	$456,300

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.31 for such day.

There were 250,000 stock options exercised during the six months ended December 31, 2021 and a total of 1,600,000 during the six months ended December 31, 2020 in exchange for various consideration including cash, accrued interest and on a cashless basis.

There were 50,000 stock options granted during the six months ended December 31, 2021 and 150,000 stock options granted during the six months ended December 31, 2020. The value assumptions related to options granted during the six months ended December 31, 2020, were as follows:

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Exercise Price:	$.30	$.15 - $.17
Volatility:	500%	469% - 470%
Risk Free Rate:	.65%	.25%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

 The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2021:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ .028 to $.03	1,850,000	1.0	$.03	1,625,000	$.03
$.05	50,000	1.5	$.05	–	$–
$ .13 to $.17	200,000	4.5	$.15	–	$–
$.30	50,000	4.6	$.30	–	–
Total stock options	2,150,000	1.4	$.05	1,625,000	$.03

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2021 and 2020 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

As of December 31, 2021, the Company’s total unrecognized compensation cost was $44,158 which will be recognized over the weighted average vesting period of approximately five months.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	($ in thousands)
Cost of Goods Sold	$1	$-	$1	$-
Other Selling and Marketing	2	1	4	2
General and Administrative	3	1	5	6
Total Stock-based Compensation Expense	$6	$2	$10	$8

Share Purchase Warrants

As of December 31, 2021 and 2020, there were no share purchase warrants outstanding.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

Common Stock

The Company’s authorized common stock was 175,000,000 shares at December 31, 2021 and June 30, 2021. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2021, the Company had reserved the following shares of common stock for issuance:

December 31,
2021
Shares of common stock reserved for issuance under the 2015 Plan	3,150,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000

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

NOTE 18. – SUBSEQUENT EVENTS

On February 10, 2022, 681,427 shares of common stock were issued for the exercise of 800,000 stock options by affiliates and a non-affiliate employee of the Company on a cashless basis at prices ranging from $.03 per share to $.033 per share. These options were granted under the 2015 Plan on February 13, 2017 with an expiration date of February 12, 2022.

Subsequent to December 31, 2021, the Company entered into an equipment finance agreement for the purchase of a new unit production system from a foreign supplier. At a total cost of $297,500, the equipment finance agreement calls for 60 payments of $5,915 to the finance company.

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

	Three Months Ended
	(unaudited)
	December 31, 2021	December 31, 2020
Net Sales	100.0%	100.0%
Cost Of Goods Sold	78.0%	72.6%
Gross Margin	22.0%	27.4%
Operating Expenses	18.5%	19.4%
Income from operations	3.5%	8.0%

	Six Months Ended
	(unaudited)
	December 31, 2021	December 31, 2020
Net Sales	100.0%	100.0%
Cost Of Goods Sold	77.1%	72.4%
Gross Margin	22.9%	27.6%
Operating Expenses	18.7%	19.5%
Income from operations	4.2%	8.1%

                The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	December 31, 2021		December 31, 2020
Net Sales:
Liberator	$3,256	45%	$2,457	43%
Jaxx	2,346	33%	1,713	30%
Avana	787	11%	833	15%
Products purchased for resale	489	7%	458	8%
Other	308	4%	253	4%
Total Net Sales	$7,186	100%	$5,714	100%

	Six Months Ended (unaudited)
(Dollars in thousands)	December 31, 2021		December 31, 2020
Net Sales:
Liberator	$5,997	45%	$4,470	41%
Jaxx	4,226	32%	3,427	31%
Avana	1,531	11%	1,793	16%
Products purchased for resale	918	7%	795	7%
Other	739	5%	596	5%
Total Net Sales	$13,411	100%	$11,081	100%

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Net sales. Sales for the three months ended December 31, 2021 were approximately $7,186,000, a 26% increase from the comparable prior year period. The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $799,000, or 33%, during the quarter from the comparable prior year period, due primarily to higher sales through the Company’s e-commerce site, Liberator.com, and higher sales through Amazon, partially offset by lower sales through brick-and-mortar retail customers.

•	Jaxx sales – Jaxx product sales increased 37% from the prior year second quarter to $2,346,000, primarily due to an expanded product offering and greater sales through e-merchants, including Amazon and Wayfair.

•	Avana sales – Net sales of Avana products decreased 6% during the quarter from the comparable prior year quarter to $787,000. The decrease in sales of our top-of-bed comfort products was due to a lack of inventory, as production resources were focused on producing time-sensitive gift items in the Jaxx and Liberator lines.

•	Products purchased for resale – This product category increased by 7%, or $31,000, from the prior year second quarter due to higher sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. As a result of ongoing labor and raw material cost increases, the gross profit margin, as a percentage of sales, decreased to 22% from 27% in the prior year second quarter. Despite the increased net sales, gross profit increased only slightly to $1,577,000 from $1,566,000 in the prior year second quarter.

Operating expenses. Total operating expenses for the three months ended December 31, 2021 were approximately 19% of net sales, or approximately $1,326,000, compared to 19% of net sales, or approximately $1,109,000, for the same period in the prior year.

Other income (expense). Interest expense during the second quarter decreased slightly from approximately ($88,000) in fiscal 2020 to approximately ($84,000) during the second quarter of fiscal 2021. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those lower balances. The PPP loan forgiveness by the Small Business Administration resulted in Other Income of approximately $1,096,000 in the prior year second quarter.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

Net sales. Sales for the six months ended December 31, 2021 were approximately $13,411,000, a 21% increase from the $11,081,000 recorded in the comparable prior year period. The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $1,527,000, or 34%, during the first six months from the comparable prior year period, due primarily to greater sales through the company’s Liberator.com website and through Amazon.com;

•

Jaxx sales – Jaxx product sales increased $799,000, or 23%, from the prior year first half, primarily due to an expanded product offering of outdoor and indoor products and greater sales through e-merchants, including Amazon and Wayfair;

•

Avana sales – Net sales of Avana products decreased $262,000, or (15%), to $1,531,000 during the first six months from the comparable prior year period. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair; and

•

Products purchased for resale – This product category increased by $123,000, or 15%, from the prior year first half due to greater sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation. As a result of ongoing labor and raw material cost increases, the gross profit margin, as a percentage of sales, decreased to 23% from 28% in the prior year first half. Despite the increased net sales, gross profit increased less than 1% to $3,076,000 from $3,054,000 in the prior year first six months. The Company continues to raise product selling prices, but may not be able to raise prices quickly enough to offset ongoing raw material and labor cost increases.

Operating expenses. Total operating expenses for the six months ended December 31, 2021 were 19% of net sales, or approximately $2,502,000, compared to 20% of net sales, or approximately $2,161,000, for the same period in the prior year. Of the $341,000 increase, approximately $235,000 was due to higher rent and building occupancy costs, $98,000 was due to higher advertising expense.

Other income (expense). Interest expense during the first six month decreased from expense of approximately ($195,000) in fiscal 2021 to expense of approximately ($180,000) during the first half of fiscal 2022. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those higher balances. The PPP Note forgiveness by the U.S. Small Business Administration resulted in Other Income of approximately $1,096,000 during fiscal 2021.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Six Months Ended
	December 31,
(Dollars in thousands)	2021	2020
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$444	$396
Cash used in investing activities	$(46)	$(81)
Cash used in financing activities	$(294)	$(452)

As of December 31, 2021, our cash and cash equivalents totaled $1,080,564, compared to $1,014,736 in cash and cash equivalents as of December 31, 2020.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $444,000 during the six months ended December 31, 2021 compared to $396,000 net cash provided by operating activities in the six months ended December 31, 2020. The primary components of the cash provided by operating activities in the current year is the net income of $394,000, a decrease in accounts receivable of $213,000, offset in part by an increase in inventory of $65,000, a decrease in accounts payable of $71,000 and an increase in accrued compensation of $204,000.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2021 was $46,000 and related to the purchase and installation of certain production equipment during the period.

Financing Activities

Cash used in financing activities during the six months ended December 31, 2021 of $294,000 was primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes, offset in part by borrowings from the unsecured note payable.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three months ended December 31, 2021 and 2020:

(Dollars in thousands)	Six months ended December 31,
	2021	2020
Net income	$394	$1,794
Plus interest expense, net	180	195
Plus depreciation and amortization expense	149	103
Plus stock-based compensation	10	8
Adjusted EBITDA	$733	$2,100

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

Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and non-cash charges for stock-based compensation expense.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

LUVU BRANDS, INC.
(Registrant)

February 17, 2022	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 17, 2022	By:	/s/ Ronald P. Scott
(Date)		Ronald P. Scott
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)

