Form 10-Q
period 2022-03-31
Luvu Brands, Inc.
filed 2022-05-16
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to ______

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

As of May 15, 2022, there were 76,046,699 shares of common stock outstanding.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,
	2022	June 30,
	(unaudited)	2021
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$935	$977
Accounts receivable, net	1,351	1,134
Inventories, net	3,807	3,391
Prepaid expenses	175	145
Total current assets	6,268	5,647

Equipment and leasehold improvements, net	2,083	1,934
Finance lease assets	49	27
Operating lease assets	2,334	2,554
Other assets	100	84
Total assets	$10,834	$10,246

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,579	$2,669
Current debt	1,534	1,599
Other accrued liabilities	617	694
Operating lease liability	310	250
Total current liabilities	5,040	5,212

Noncurrent liabilities:
Long-term debt	1,444	1,288
Long-term operating lease liability	2,164	2,423
Total noncurrent liabilities	3,608	3,711
Total liabilities	8,648	8,923
Commitments and contingencies (See Note 15)	—	—
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at March 31, 2022 and June 30, 2021	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 75,941,860 and 75,037,890 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	759	750
Additional paid-in capital	6,174	6,166
Accumulated deficit	(4,747)	(5,593)
Total stockholders’ equity	2,186	1,323
Total liabilities and stockholders’ equity	$10,834	$10,246

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands, except share data)
Net Sales	$6,753	$6,181	$20,164	$17,262
Cost of goods sold	4,959	4,435	15,294	12,462
Gross profit	1,794	1,746	4,870	4,800
Operating expenses
Advertising and promotion	132	180	419	369
Other selling and marketing	299	260	880	797
General and administrative	751	689	2,237	2,021
Depreciation and amortization	79	54	227	157
Total operating expenses	1,261	1,183	3,763	3,344
Income from operations	533	563	1,107	1,456
Other Income (Expense):
Gain on forgiveness of SBA loan	—	—	—	1,096
Interest expense and financing costs	(81)	(94)	(261)	(289)
Total Other Income (Expense)	(81)	(94)	(261)	807
Income before income taxes	452	469	846	2,263
Provision for income taxes	—	—	—	—
Net income	$452	$469	$846	$2,263
Net income per share:
Basic	$0.01	$0.01	$0.01	$0.03
Diluted	$0.01	$0.01	$0.01	$0.03

Shares used in computing net income per share:
Basic	75,639,004	75,037,890	75,269,935	74,050,524
Diluted	76,383,078	76,286,902	76,047,099	75,264,336

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 For the Nine Months ended March 31, 2022 and March 31, 2021 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
	(in thousands, except share data)

Balance, June 30, 2020	4,300,000	$—	73,452,596	$735	$6,147	$(8,156)	$(1,274)
Stock-based compensation expense	—	—	—	—	12	—	12
Stock option exercises	—	—	1,585,294	15	4	—	19
Net income for the nine months ended March 31, 2021	—	—	—	—	—	2,263	2,263
Balance, March 31, 2021 (unaudited)	4,300,000	$—	75,037,890	$750	$6,163	$(5,893)	$1,020

Balance, June 30, 2021	4,300,000	$—	75,037,890	$750	$6,166	$(5,593)	$1,323
Stock-based compensation expense	—	—	—	—	14	—	14
Stock option exercises	—	—	903,970	9	(6)	—	3
Net income for the nine months ended March 31, 2022	—	—	—	—	—	846	846
Balance, March 31, 2022 (unaudited)	4,300,000	$—	75,941,860	$759	$6,174	$(4,747)	$2,186

For the Three Months ended March 31, 2022 and March 31, 2021 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, December 31, 2020 (unaudited)	4,300,000	$—	75,037,890	$750	$6,159	$(6,362)	$547
Stock-based compensation expense	—	—	—	—	4	—	4
Net income for the three months ended March 31, 2021	—	—	—	—	—	469	469
Balance, March 31, 2021 (unaudited)	4,300,000	$—	75,037,890	$750	$6,163	$(5,893)	$1,020

Balance, December 31, 2021 (unaudited)	4,300,000	$—	75,260,433	$752	$6,177	$(5,199)	$1,730
Stock-based compensation expense	—	—	—	—	4	—	4
Stock option exercises	—	—	681,427	7	(7)	—	—
Net income for the three months ended March 31, 2022	—	—	—	—	—	452	452
Balance, March 31, 2022 (unaudited)	4,300,000	$—	75,941,860	$759	$6,174	$(4,747)	$2,186

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:	(in thousands)
Net income	$846	$2,263
Adjustments to reconcile net income to net cash provided by operating activities:
Forgiveness of SBA Loan	—	(1,096)
Depreciation and amortization	227	157
Stock based compensation expense	14	12
Provision for bad debt	1	1
Amortization of operating lease asset	220	226
Changes in operating assets and liabilities:
Accounts receivable	(218)	(24)
Inventories	(417)	(936)
Prepaid expenses and other assets	(45)	(103)
Accounts payable	(89)	212
Accrued compensation	(90)	(87)
Accrued expenses and interest	14	29
Operating lease liability	(200)	(149)
Net cash provided by operating activities	263	505

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(50)	(164)
Net cash used in investing activities	(50)	(164)

FINANCING ACTIVITIES:
Proceeds from unsecured notes payable	200	—
Repayment of unsecured notes payable	(200)	(289)
Proceeds from secured notes payable	—	200
Net cash provided by (repaid to) line of credit	103	245
Repayment of credit card advance	—	(56)
Repayments of secured notes payable	(152)	(195)
Repayment of unsecured line of credit	(9)	(8)
Proceeds from exercise of stock options	3	9
Payments on equipment notes	(192)	(123)
Principal payments on leases payable	(8)	(6)
Net cash used in financing activities	(255)	(223)
Net (decrease) increase in cash and cash equivalents	(42)	118
Cash and cash equivalents at beginning of period	977	1,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$935	$1,270

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$326	$788
Finance lease asset obligation in exchange for lease payable	$23	$35
Accrued interest converted for exercise of options	$—	$10
Operating lease asset obtained in exchange for operating lease liability	$—	$2,684
Cash paid during the period for:
Interest	$259	$286
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021 (the “2021 10-K”).

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period. Our total deferred revenue as of June 30, 2021 was $16,965 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of March 31, 2022 was $17,815.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of March 31, 2022 and June 30, 2021.

	March 31, 2022	June 30, 2021
	(unaudited)
	(in thousands)
Accounts receivable	$1,358	$1,189
Allowance for doubtful accounts	(1)	(1)
Allowance for discounts and returns	(6)	(54)
Total accounts receivable, net	$1,351	$1,134

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had bank balances on deposit at March 31, 2022 that exceeded the balance insured by the FDIC by $711,244. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and nine months ended March 31, 2022, we purchased 39% and 37% respectively, of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2021, we purchased 34% of total inventory purchases from one vendor.

As of March 31, 2022, two of the Company’s customers represents 44% and 11% of the total accounts receivables, respectively. As of June 30, 2021, two of the Company’s customers represents 40% and 14% of the total accounts receivables, respectively. For the three and nine months ended March 31, 2022, sales to and through Amazon accounted for 33% and 31% of our net sales, respectively.

Fair Value of Financial Instruments

At March 31, 2022 and June 30, 2021, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $1,050 at March 31, 2022 and $5,000 at June 30, 2021. Advertising expense for the three months ended March 31, 2022 and 2021 was $132,467 and $180,128, respectively. Advertising expense for the nine months ended March 31, 2022 and 2021 was $419,233 and $369,113, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $26,591 and $24,236 for the three months ended March 31, 2022 and 2021, respectively. Expenses for new product development totaled $87,396 and $80,754 for the nine months ended March 31, 2022 and 2021, respectively. Research and development costs are included in general and administrative expense.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2022.

Operating Leases

 On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended March 31, 2022 was $163,188. The rent expense for the nine months ended March 31, 2022 was $489,564. The rent expense for the three and nine months ended March 31, 2021 was $162,053 and $338,292 respectively.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information

We have identified three reportable sales channels:  Direct, Wholesale and Other.   Direct includes product sales through our four e-commerce sites. Wholesale includes Liberator, Jaxx, and Avana branded products sold to distributors and retailers, purchased products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. Other consists principally of shipping and handling fees and costs derived from our Direct business.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% Change
	(in thousands)
Net Sales by Channel:
Direct	$1,755	$2,004	(12)%
Wholesale	$4,832	$4,023	20%
Other	$166	$154	8%
Total Net Sales	$6,753	$6,181	9%

	Three Months Ended March 31, 2022	Margin %	Three Months Ended March 31, 2021	Margin %	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$823	47%	$1,005	50%	(18)%
Wholesale	$1,261	26%	$1,009	27%	25%
Other	$(290)	-%	$(358)	-%	19%
Total Gross Profit	$1,794	27%	$1,746	28%	3%

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021	% Change
	(in thousands)
Net Sales by Channel:
Direct	$5,675	$5,371	6%
Wholesale	$13,976	$11,476	22%
Other	$513	$415	24%
Total Net Sales	$20,164	$17,262	17%

	Nine Months Ended March 31, 2022	Margin %	Nine Months Ended March 31, 2021	Margin %	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$2,638	46%	$2,706	50%	(3)%
Wholesale	$3,224	23%	$3,047	27%	6%
Other	$(992)	-%	$(953)	-%	(4)%
Total Gross Profit	$4,870	24%	$4,800	28%	1%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

Net Income Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of March 31, 2022 and 2021, the common stock equivalents did not have any effect on net income per share.

	March 31,
	2022	2021
Common stock options – 2015 Plan	1,350,000	2,400,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,650,000	6,700,000

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

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of March 31, 2022 or June 30, 2021.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	March 31, 2022	June 30, 2021
	(unaudited)
	(in thousands)
Raw materials	$1,936	$1,637
Work in process	498	396
Finished goods	1,546	1,531
Total inventories	3,980	3,564
Allowance for inventory reserves	(173)	(173)
Total inventories, net of allowance	$3,807	$3,391

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	March 31, 2022	June 30, 2021	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$3,828	$3,567	2-10 years
Computer equipment and software	1,167	1,146	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	6 years
Project in process	307	222
Subtotal	5,987	5,620
Accumulated depreciation	(3,904)	(3,686)
Equipment and leasehold improvements, net	$2,083	$1,934

Depreciation expense was $74,443 and $53,618 for the three months ended March 31, 2022 and 2021, respectively. For the nine months ended March 31, 2022 and 2021, depreciation expense was $222,956 and $153,313, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2022.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
	(unaudited)
	(in thousands)

Accrued compensation	$419	$509
Accrued expenses and interest	198	185
Other accrued liabilities	$617	$694

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

 Current and long-term debt at March 31, 2022 and June 30, 2021 consisted of the following:

	March 31, 2022	June 30, 2021
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 12)	$28	$37
Line of credit (Note 11)	1,186	1,083
Short-term unsecured notes payable (Note 8)	-	100
Current portion of equipment notes payable (Note 15)	306	219
Current portion secured notes payable (Note 13)	-	152
Current portion of leases payable	14	8
Total current debt	1,534	1,599
Long-term debt:
Unsecured notes payable (Note 8)	400	300
Leases payable	28	19
Equipment notes payable (Note 15)	900	853
Notes payable – related party (Note 9)	116	116
Total long-term debt	$1,444	$1,288

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at March 31, 2022 and June 30, 2021 consisted of the following:

	March 31, 2022	June 30, 2021
	(unaudited)
Current unsecured notes payable:	(in thousands)

20% Unsecured note, interest only, due October 31, 2021 (1)	$-	$100
Total current unsecured notes payable	-	100
Long-term unsecured notes payable:
13.5% Unsecured note, interest only, due May 1, 2023 (2)	200	200
20% Unsecured note, interest only, due July 31, 2021 (3)	-	100
13.5% Unsecured note, interest only, due October 31, 2023 (1)	100	-
13.5% Unsecured note, interest only, due July 31, 2023 (3)	100	-
Total long-term unsecured notes payable	400	300
Total unsecured notes payable	$400	$400

(1)	Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. Personally guaranteed by principal stockholder.

(2)	Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. Personally guaranteed by principal stockholder.

(3)	Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. Personally guaranteed by principal stockholder.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at March 31, 2022 and June 30, 2021 consisted of the following:

	March 31, 2022	June 30, 2021
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 3.25%, due on July 1, 2023	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on July 1, 2023	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

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

NOTE 11. LINE OF CREDIT

The Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs has entered into a credit facility with a finance company, Advance Financial Corporation dated May 24, 2011, as amended, to provide it with an asset based line of credit of up to $1,200,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital and includes an Inventory Advance (as defined in the agreement) of up to the lesser of $500,000 or 125% of the eligible accounts receivable loan.  The term of the agreement was one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement are currently charged interest at a rate of prime rate plus 2% over the lenders Index Rate.  In addition, there is a Monthly Service Fee (as defined in the agreement) of currently 0.05 % per month.

The Company’s President and Chief Executive Officer (CEO), Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 16).  On March 31, 2022, the balance owed under this line of credit was $1,185,837.  As of March 31, 2022, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 12. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $27,879 at March 31, 2022 and $36,680 at June 30, 2021.

NOTE 13. SECURED NOTE PAYABLE

On February 17, 2021, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp a total of $200,000. Repayment of this note is by 12 monthly payments of $17,675, which includes interest at 10.99%. On March 31, 2022, the balance owed under this note payable was $0. The Company has granted Amazon a security interest in certain assets of the Company.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

On December 18, 2020, the Company was informed by Ameris Bank that the PPP Note had been forgiven by the U.S. Small Business Administration.

In accounting for the terms of the PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain Contingency. Accordingly, the Company derecognized the PPP Note liability of $1,096,200 during the nine months ended March 31, 2021 and recorded it as Other Income, as forgiveness was certain.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At March 31, 2022, the weighted average remaining lease term for the lease renewal is 6 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at March 31, 2022 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$2,334

Current lease liabilities	Operating lease liabilities	$310
Non-current lease liabilities	Long-term operating lease liabilities	2,164
Total lease liabilities		$2,474

Maturities of lease liabilities at March 31, 2022 are as follows:

Payments	(in thousands)
2022	$156
2023	642
2024	680
2025	721
2026 and thereafter	1,290
Total undiscounted lease payments	3,489
Less: Present value discount	(1,015)
Total lease liability balance	$2,474

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $1,761,393. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2022:

Years ending June 30,	(in thousands)
2022	$99
2023	382
2024	361
2025	316
2026	198
2027	37
Future Minimum Note Payable Payments	1,393
Less Amount Representing Interest	(187)
Present Value of Minimum Note Payable Payments	1,206
Less Current Portion	(306)
Long-Term Obligations under Equipment Notes Payable	$900

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and CEO. The agreement provides for an annual base salary of $150,000 and eligibility to receive a bonus.  In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to the wife of the Company’s CEO and majority shareholder in the amount of $76,000. Interest on the note during the three months ended March 31, 2022 was accrued by the Company at the prevailing prime rate (which is currently 3.50%) and totaled $617. On December 21, 2020, the note holder used $3,750 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of March 31, 2022 was $32,011. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, the Company’s CEO, loaned the Company $40,000. Interest on the note during the three months ended March 31, 2022 was accrued by the Company at the prevailing prime rate (which is currently 3.50%) and totaled $325. On December 21, 2020, the note holder used $6,875 of the accrued interest to exercise stock options that were granted on December 29, 2015. The accrued interest on the note as of March 31, 2022 was $6,495. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 11 – Line of Credit).  In addition, the Company has provided its corporate guarantees of the credit facility.  On March 31, 2022, the balance owed under this line of credit was $1,185,837.

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

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $27,879 at March 31, 2022 and $36,680 at June 30, 2021. The loan is personally guaranteed by the Company’s CEO.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 17. STOCKHOLDERS’ EQUITY

Options

At March 31, 2022, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is shareholder-approved and under which 2,350,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2022, the number of shares available for issuance under the 2015 Plan was 1,000,000.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2022:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2021	2,500,000	1.9	$0.04	$974,300
Granted	50,000	4.6	$0.30	-
Exercised	(1,050,000)		$0.03	-
Forfeited or expired	(150,000)	2.9	$0.03	-
Options outstanding as of March 31, 2022	1,350,000	1.9	$0.06	$179,615
Options exercisable as of March 31, 2022	875,000	1.2	$0.03	$138,765

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.19 for such day.

There were 1,050,000 stock options exercised during the nine months ended March 31, 2022 and a total of 1,600,000 during the nine months ended March 31, 2020 in exchange for various consideration including cash, accrued interest and on a cashless basis.

There were 50,000 stock options granted during the nine months ended March 31, 2022 and 250,000 stock options granted during the nine months ended March 31, 2021. The value assumptions related to options granted during the nine months ended March 31, 2022, were as follows:

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Exercise Price:	$0.30	$0.13 - $0.17
Volatility:	500%	469% - 489%
Risk Free Rate:	0.65%	0.25% - 0.49%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life	4.1 years	4.1 years
Dividend Rate	0%	0%

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2022:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.028 to $.03	1,050,000	1.4	$0.03	850,000	$0.03
$.05	50,000	1.3	$0.05	–	$–
$.13 to $.17	200,000	4.0	$0.15	25,000	$0.13
$.30	50,000	4.6	$0.30	–	–
Total stock options	1,350,000	1.9	$0.06	875,000	$0.03

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2022 and 2021 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

As of March 31, 2022, the Company’s total unrecognized compensation cost was $39,348 which will be recognized over the weighted average vesting period of approximately eleven months.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021		2022	2021
	($ in thousands)
Cost of Goods Sold	$1	$		$2	$
Other Selling and Marketing	2		1	6		3
General and Administrative	1		3	6		9
Total Stock-based Compensation Expense	$4		$4	$14		$12

Warrants

As of March 31, 2022 and 2021, there were no warrants outstanding.

LUVU BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

Common Stock

The Company’s authorized common stock was 175,000,000 shares at March 31, 2022 and June 30, 2021.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2022, the Company had reserved the following shares of common stock for issuance:

March 31,
2022
Shares of common stock reserved for issuance under the 2015 Plan	2,350,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	6,650,000

Preferred Stock

On February 18, 2011, the Company filed an amendment to its Articles of Incorporation, effective February 9, 2011, authorizing the issuance of preferred stock and the Company now has 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, of which 4,300,000 shares have been designated and issued as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock and has a liquidation preference of $.2325 ($1,000,000 in the aggregate). Liquidation payments to the preferred holders have priority and are made in preference to any payments to the holders of common stock. In addition, each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Shares issued and outstanding at the time of such vote. At each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors, holders of Series A Convertible Preferred Shares shall vote together with the holders of common shares as a single class.

NOTE 18. – SUBSEQUENT EVENTS

On April 26, 2022, the Company appointed Alexander A. Sannikov Chief Financial Officer of the Company effective April 29, 2022. Ronald P. Scott resigned as Company’s Chief Financial Officer and member of the board of directors on April 29, 2022.

On April 26, 2022, 104,839 shares of common stock were issued for the exercise of 125,000 stock options by an affiliate of the Company on a cashless basis at a price of $0.028 per share. These options were granted under the 2015 Plan on December 11, 2017 with an expiration date of December 11, 2022.

Subsequent to March 31, 2022, 250,000 stock options were granted to an affiliate of the Company under the 2015 Plan with exercise price of $0.20.

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

	Three Months Ended
	(unaudited)
	March 31, 2022	March 31, 2021
Net Sales	100.0%	100.0%
Cost Of Goods Sold	73.4%	71.8%
Gross Margin	26.6%	28.2%
Operating Expenses	18.7%	19.1%
Income from operations	7.9%	9.1%
	Nine Months Ended
	(unaudited)
	March 31, 2022	March 31, 2021
Net Sales	100.0%	100.0%
Cost Of Goods Sold	75.9%	72.2%
Gross Margin	24.1%	27.8%
Operating Expenses	18.7%	19.4%
Income from operations	5.5%	8.4%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	March 31, 2022		March 31, 2021
Net Sales:
Liberator	$3,257	48%	$2,830	46%
Jaxx	1,906	28%	1,476	24%
Avana	735	11%	1,010	16%
Products purchased for resale	431	7%	532	9%
Other	424	6%	333	5%
Total Net Sales	$6,753	100%	$6,181	100%

	Nine Months Ended (unaudited)
(Dollars in thousands)	March 31, 2022		March 31, 2021
Net Sales:
Liberator	$9,254	46%	$7,300	42%
Jaxx	6,132	30%	4,903	29%
Avana	2,266	11%	2,803	16%
Products purchased for resale	1,349	7%	1,327	8%
Other	1,163	6%	929	5%
Total Net Sales	$20,164	100%	$17,262	100%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net sales. Sales for the three months ended March 31, 2022 were approximately $6,753,000, a 9% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $427,000, or 15%, during the quarter from the comparable prior year period, due primarily to higher sales through the Company’s e-commerce site, Liberator.com, and higher sales through Amazon, partially offset by lower sales through brick-and-mortar retail customers.

•

Jaxx sales – Jaxx product sales increased 29% from the prior year third quarter to $1,906,000, primarily due to an expanded product offering and greater sales through e-merchants, including Amazon and Wayfair.

•

Avana sales – Net sales of Avana products decreased 27% during the quarter from the comparable prior year quarter to $735,000. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair.

•

Products purchased for resale – This product category decreased by 19%, or $101,000, from the prior year third quarter due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation.  As a result of ongoing labor and raw material cost increases, the gross profit margin, as a percentage of sales, decreased to 27% from 28% in the prior year third quarter. Despite the increased net sales, gross profit increased only slightly to $1,794,000 from $1,746,000 in the prior year third quarter.

Operating expenses. Total operating expenses for the three months ended March 31, 2022 were approximately 19% of net sales, or approximately $1,261,000, compared to 19% of net sales, or approximately $1,183,000, for the same period in the prior year.

Other income (expense). Interest expense during the third quarter decreased slightly from approximately ($94,000) in fiscal 2021 to approximately ($81,000) during the third quarter of fiscal 2022. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those lower balances.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

Net sales. Sales for the nine months ended March 31, 2022 were approximately $20,164,000, a 17% increase from the $17,262,000 recorded in the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $1,954,000, or 27%, during the nine months from the comparable prior year period, due primarily to greater sales through the company’s Liberator.com website and through Amazon.com.

•

Jaxx sales – Jaxx product sales increased $1,229,000 or 25%, from the prior year nine months, primarily due to an expanded product offering of outdoor and indoor products and greater sales through e-merchants, including Amazon and Wayfair.

•

Avana sales – Net sales of Avana products decreased $537,000, or (19%), to $2,266,000 during the nine months from the comparable prior year period. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair; and

•

Products purchased for resale – This product category increased by $22,000, or 2%, from the prior year first nine months due to greater sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  As a result of ongoing labor and raw material cost increases, the gross profit margin, as a percentage of sales, decreased to 24% from 28% in the prior year nine months. Despite the increased net sales, gross profit increased only 1% to $4,870,000 from $4,800,000 in the prior year nine months. The Company continues to raise product selling prices, but may not be able to raise prices quickly enough to offset ongoing raw material and labor cost increases.

Operating expenses. Total operating expenses for the nine months ended March 31, 2022 were 19% of net sales, or approximately $3,344,000, compared to 19% of net sales, or approximately $3,763,000, for the same period in the prior year.  Of the $419,000 increase, approximately $260,000 was due to higher rent and building occupancy costs, $50,000 was due to higher advertising expense, $70,000 was due to higher depreciation expense.

Other income (expense). Interest expense during the nine months decreased from expense of approximately ($289,000) in fiscal 2021 to expense of approximately ($261,000) during the nine months of fiscal 2022. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those higher balances. The PPP Note forgiveness by the U.S. Small Business Administration resulted in Other Income of approximately $1,096,000 during fiscal 2021.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
(Dollars in thousands)	2022	2021
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$263	$505
Cash used in investing activities	$(50)	$(164)
Cash used in financing activities	$(255)	$(223)

As of March 31, 2022, our cash and cash equivalents totaled $935,110, compared to $1,269,711 in cash and cash equivalents as of March 31, 2021.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $263,000 during the nine months ended March 31, 2022 compared to $505,000 net cash provided by operating activities in the nine months ended March 31, 2021.  The primary components of the cash provided by operating activities in the current year is the net income of $846,000, offset in part by an increase in accounts receivable of $218,000, increase in inventory of $417,000, a decrease in accounts payable of $89,000 and an increase in accrued compensation of $90,000.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2022 was $50,000 and related to the purchase and installation of certain production equipment during the period.

Financing Activities

Cash used by financing activities during the nine months ended March 31, 2022 of $255,000 was primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes.

Inflation

Since fiscal 2020 we continue to experience increases in various raw material costs and increases in labor and transportation costs. These cost pressures have not stabilized and we anticipate they will continue to increase throughout the remainder of fiscal 2022. These inflationary cost increases will harm our profit margins and profitability if we are unable to increase prices or improve productivity enough to offset the effects of such increases in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the nine months ended March 31, 2022 and 2021:

(Dollars in thousands)	Nine months ended March 31,
	2022	2021
Net income	$846	$2,263
Plus interest expense, net	261	289
Plus depreciation and amortization expense	227	157
Plus stock-based compensation	14	12
Adjusted EBITDA	$1,348	$2,721

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

LUVU BRANDS, INC.
(Registrant)

May 16, 2022	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 16, 2022	By:	/s/ Alexander A. Sannikov
(Date)		Alexander A. Sannikov
Chief Financial Officer (Principal Financial & Accounting Officer)

