Form 10-K
period 2022-06-30
Luvu Brands, Inc.
filed 2022-10-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022

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

  Common Stock, $.01 par value(Title of class)

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on or attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The aggregate market value of the voting and non-voting common equity held by non−affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, on December 31, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, was $12,016,866.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 12, 2022 was 76,046,249.

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

 These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	competition from other websites including Amazon, mass market and specialty e-tailers and from sexual wellness retailers and adult-oriented websites;

•	our ability to satisfy, extend, renew or refinance our existing debt;

•	the loss of one or more significant customers;

•	our ability to generate significant sales revenue from internet, print and radio advertising;

•	our plan to make continued investments in advertising and marketing;

•	our ability to protect our trademarks, brand image, or other intellectual property rights;

•	any decline in consumer spending including due to negative impact from economic conditions;

•	our ability to successfully adapt to consumer shopping preferences;

•

systems interruptions that impair customer access to our sites or other performance failures in our technology infrastructure, including significant disruptions of or breach in security of information technology systems and violation of data privacy laws;

•	our ability to attract, develop, motivate and maintain well-qualified associates;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	our ability to maintain our brand image, engage new and existing customers and gain market share;

•	changes in U.S. trade policies could significantly increase the costs of certain raw materials, parts or components used in our products and our sales;

•	our ability to improve manufacturing efficiency at our production facility;

•	unfavorable changes to government regulation of the Internet and ecommerce;

•	the impact of increases in demand for, or the price of, raw materials used to manufacture our products, and any disruption in the supply of those raw materials;

•	changes in government laws affecting our business;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	risks associated with currency fluctuations;

•	an anticipated worsening US deficit and a possible further rise in inflation in coming years that would put additional stress on consumer spending;

•	management’s goals and plans for future operations; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I.

ITEM 1. Business.

General

Luvu Brands, Inc. designs, manufactures and markets a portfolio of consumer lifestyle brands through the Company’s websites, online mass merchants and specialty retail stores worldwide. Brands include: Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana®, Top-of-Bed Comfort products and inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint.

Headquartered in Atlanta, Georgia, the Company occupies a 140,000 square foot vertically-integrated manufacturing facility and employs over 200 people.

The Company’s e-commerce websites include:  liberator.com, jaxxbeanbags.com, and avanacomfort.com.

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

Overview of our Facilities and Operations

Since inception we have used a vertically integrated business model, with manufacturing, distribution, product development, advertising and marketing performed in-house. We believe this allows us to create new products with reduced lead times at a lower cost while enabling us to quickly respond to market and customer demands for our existing products.

For our wholesale accounts and international distributors, being able to fulfill large orders with shorter turnaround times allows us to capture business during December and February when wholesale customers make just-in-time holiday purchases.

Our 140,000 square foot facility on eight acres is located in a suburb of metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff. All of the Liberator, Jaxx and Avana branded products are designed, produced and marketed from our facility in Atlanta, Georgia where we currently employ 216 people.

Our Atlanta-based manufacturing operation has two CAD controlled fabric cutters, one CAD controlled wood cutter, two CAD controlled foam contouring machines and three state-of-the-art conveyor unit production sewing systems.

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

Because fabric cutting, sewing, foam contouring, assembly and vacuum packaging are performed in-house, we believe we can exercise greater control over product quality and respond faster to changing customer demands, which gives us a competitive advantage over companies that utilize only out-sourced sewing services. In addition to our in-house sewing capabilities, we outsource the sewing of certain high-volume products to a contract sewing facility in Mexico which, during fiscal 2022, produced approximately 35% of our sewn product requirements.

We source raw materials from multiple domestic and foreign suppliers and we have supply contracts in place to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries. We also repurpose over 4,000 pounds of polyurethane foam trim each day, primarily for Jaxx bean bags, which gives us a cost and quality competitive advantage.

During fiscal 2021, we installed a second, larger roll pack and compression machine used for the majority of our foam-based products, and a second foam contouring machine. In July 2022, we also acquired and installed an additional automated sewing conveyor system for increased capacity and flexibility.  These actions resulted in increased throughput and lower production costs in these operations, which have been partially offset by increased raw material costs and wages.

All business activity of the Company is done through our wholly-owned subsidiary, OneUp Innovations, Inc. (“OneUp”). OneUp was organized in 2000 and began operations in 2002.

Business Strategy

Our goals are to achieve long-term growth and profitability by expanding our distribution channels and customer base for Liberator, Jaxx and Avana.  We create ongoing collections of innovative products that have both good design and price to value that ship flat-packed and vacuum compressed. By running our own websites and aligning ourselves with both mass market and specialty retailers, we leave less room for importers and copy-cats to compete. We believe that marketing directly to the customer is the best way to build brands, and by doing so we create value for our customers and wealth for our shareholders.

•	Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material and labor costs by improving the productivity of our Lean manufacturing processes. As demand for certain high-volume products continues to increase, we plan to shift more of the sewing of those products to a contract facility in Mexico.

•	Sustainability. We believe that sustainable operations are both financially and operationally beneficial to our business, and critical to our future success. We are acutely focused on waste reduction efforts: repurposing 98% of our foam trim to other products, compressing all of our foam products to reduce freight costs and corrugated use, improving manufacturing processes to reduce waste overall, finding new ways to repurpose certain waste streams and establishing local recycling partnerships to divert waste from landfills.

•	Eco-Packaging. We maintain vacuum compressed packaging to reduce our carbon footprint, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs. In fiscal 2018 and 2019, the new roll pack compression equipment expanded the number of products offered in smaller boxes. With the addition of the larger roll pack compression machine that we installed during fiscal 2021, we can now more efficiently compress our larger foam products.

•	Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expand our offering to distributors, retailers and e-tailers across every channel of adult, mass market, drug and specialty accounts. For wholesalers thinking about adding Sexual Wellness products to their retail or online store, our Liberator product line is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for Sexual Wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers particular demographic. We offer all our brands for sale through various e-tailers, and for these customers we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, frequently the same day the order is received.

Products, Principal Markets and Methods of Distribution

Liberator Products

We developed a patented brand category which we call “Liberator Bedroom Adventure Gear”®. The products in this collection are designed to elevate, create motion and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting. Liberator Bedroom Adventure Gear combines functional design with sensuous textures that transform ordinary bedrooms into supportive landscapes for intimacy. Liberator products present angles, elevations, curves and motion that help people of all sizes, including those with back injuries and other medical conditions, find comfortable ways to connect intimately while assisting their stamina and performance.

 Liberator foam-based products (called “Liberator Shapes”) are manufactured in a variety of heights and widths to accommodate variations in the human body. They consist of differently shaped cushions and props that are available in an assortment of fabric colors to add to the visual excitement. Each of the product profiles of the Liberator Shapes is unique, designed to introduce positions to the sexual experience that were previously difficult to achieve or impossible to achieve with standard pillows or cushions. Liberator Shapes are manufactured from structured polyurethane foam, cut at various angles, platforms and profiles. The foam base is encased in a tight, fluid resistant polyester shell, helping the cushions to maintain their shape. Liberator Shapes that are designed to be used in tandem are covered in a proprietary microfiber cover that allow the “Shapes” to adhere to each-other without slipping loose. This allows for positioning freedom.

We have also developed vacuum compressed large profile designs that are commonly referred to as “Love Loungers or Tantric / Yoga Chaises”. Most of the sex furniture pieces are made from contoured polyurethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse® Chaise, Equus Wave® and Prelude® Bench all in a variety of sizes. Larger designs include products based on shredded polyurethane foam trim encased in a wide range of fabric types and colors and sold under our Zeppelin ® product offering. The Liberator larger profile designs can also be used as lounge seating when not being used for relaxed interaction and creative intimacy. Newer styles are now flat packed with wooden bases and maple feet.

We conduct our wholesale business for Liberator sexual wellness products through four primary channels: (1) adult and female friendly retailers and specialty boutiques, (2) e-tailers who sell our products through adult, mass market, drug and other sites offering sexual wellness products, (3) mail order catalogers, and (4) wholesale distributors of adult / sexual wellness products. These wholesale accounts have approximately 1,000 retail locations and/or websites in the United States and Canada. We have a growing number of retailers who have added a dedicated Liberator exhibition concept to their merchandising space. We also sell our products in Europe through a Germany based exclusive distributor.

All products sold under the Liberator brand provided 45% and 42% of our revenues in each of our fiscal years ended June 30, 2022 and 2021, respectively.

Products Purchased for Resale

We import high-quality pleasure objects from around the world. These resale products provided 6% and 8% of our revenues in each of our fiscal years ended June 30, 2022 and 2021 respectively.

Jaxx Casual Seating

The Company manufactures a line of contemporary casual indoor and outdoor seating under the Jaxx® brand. Jaxx bean bags are an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded bean bag fill.

The Jaxx indoor beanbag collection includes an offering of adult and children size beanbags in a variety of fabrics, faux-furs and vinyl. The Jaxx product line also includes solid foam indoor furniture collections and outdoor furniture collections that use polystyrene bead filling. The Jaxx product line and accessory products are sold through the following wholesale channels: (1) modern furniture e-tailers, (2) mass marketers, (3) mail order catalogers, (4) interior designers, (5) schools and daycare centers, and (6) retail furniture stores. We also offer Jaxx private label and custom designs for large regional and national furniture chains. The Company also owns and manages a website under the URLs www.JaxxBeanBags.com and www.JaxxLiving.com for direct to consumer sales of Jaxx products. Jaxx products provided 32% and 29% of our revenues in each of our fiscal years ended June 30, 2022 and 2021, respectively.

The contemporary seating business is highly competitive. We believe we compete effectively on the basis of product quality, good design, customer service, and good price to value. We believe that our primary competitive advantages are consumer recognition of the Jaxx brand, as well as distribution through the multiple sales channels where consumers prefer to purchase.

Avana® Top-of-Bed Comfort Products

The Company sells a unique collection of comfort products that aid in sleep, meditation, and relaxation under the Avana® brand. These products include a diverse offering of top-of-bed support cushions and props, many of which are assistive in relieving medical conditions associated with acid reflux, surgery recovery, and chronic pain.

The Avana product line is sold through e-merchants (including Amazon.com, Walmart.com, medical product distributors and specialty e-tailers), mail order catalogers and through our website under the URL www.AvanaComfort.com. We believe that our Avana products compete effectively on the basis of good design, through offering a wide-range of designer colors and fabrics and supported by thousands of 5-star product reviews.

Total Avana products provided 11% and 16% of our revenues in our fiscal years ended June 30, 2022 and 2021, respectively.

Sales and Distribution

Our sales management team is organized by market channel and by customer type. We have sales personnel who routinely visit sexual wellness retailers to assist in product training, merchandising and stocking of selling areas. Through our in-house wholesale sales organization, we engage e-merchants and retailers directly and then either ship to them on a wholesale basis or provide fulfillment services by drop-shipping directly to their customers. In international markets, the Company has a direct sales model with a US-based salesperson. This salesperson is responsible for wholesale sales, marketing operations and customer service in Canada and the European Union and other international markets. For European customers, orders are filled from our exclusive Germany-based distributor or directly from our facilities in Atlanta. Total international sales represented approximately 4% of our total net sales in each year ended June 30, 2022 and 2021.

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

Internet Websites

We design and operate our websites using in-house development teams and our creative group using all media and social platforms to promote visibility and sales conversions. We also maintain a B-to-B website allowing wholesalers to both place orders and track delivery schedules.

Liberator.com is promoted as a direct B-to-C website, and entertainment and educational venue, where consumers can watch product demonstration videos, peruse e-zine blog content on sexual wellness topics, and watch non-pornographic videos on the many facets of human sexuality and erotic expression.

Jaxxbeanbags.com offers a collection of contemporary indoor and outdoor fashion seating, daybeds, children’s play couches and modular Panelist wall mounted headboards.

                AvanaComfort.com presents our collection of top-of-bed comfort products, specialty pillows and mattress elevators proven effective in controlling reflux and GERD symptoms during sleep.

Sources and Availability of Raw Materials

We obtain all of the raw materials and component parts used to produce our products from outside sources. A number of components, including certain fabrics and polyurethane foam are sourced from suppliers who currently serve as our sole or primary source of supply. We believe we can obtain these raw materials and components from other sources of supply, although we could experience some short-term disruption in our ability to fulfill orders in the event of an unexpected loss of supply from one of the primary suppliers. We utilize dual sourcing on most fabrics and components when effective.

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

Major Customers

Our ten largest customers (excluding our own e-commerce sites) accounted for approximately 52% of net sales for the year ended June 30, 2022 and 51% of net sales for the year ended June 30, 2021. Sales to (and through) Amazon accounted for 31% of our net sales during the year ended June 30, 2022 and 29% of our sales for the year ended June 30, 2021. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Competition

We compete with other marketers of sexual wellness, lifestyle and casual seating products both within and outside the U.S. The sexual wellness, bean bag and comfort products are highly fragmented and competition for the sale of such products comes from many types of e-tailers and retailers across diverse channels.

For Liberator products, we believe that our primary competitive advantage is consumer recognition of our iconic brand. Due to the strength of our brand, we have no direct competition for the majority of our Liberator branded products. In fact, many e-commerce websites refer to Liberator as a product category and not as a generic sex furniture listing. And since we sell through multiple sales channels, we provide consumers with the ability to shop for Liberator intimacy products in an environment or website that they are most comfortable in. We also believe that we differentiate ourselves from conventional sexual wellness products based on our utility of design and overall customer satisfaction as it relates to enhanced intimacy.

For Jaxx and Avana products, we believe our primary competitive advantage is good designs, our offering of a wide range of designer colors and fabrics, good price to value, and our positive consumer reviews.

For our pleasure products purchased for Resale, competition among retailers of adult products and web-based marketers is high. Although we compete with retail and internet businesses and now mass and drug retailers that sell sexual wellness products including vibrators, pleasure objects, accessories and similar merchandise, we believe that this opens new channels of distribution for our Liberator products and that we are able to compete favorably as our Liberator products are unique, are couple-centric, and are assistive devices for couples with sexual limitations and issues.

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

Our future competitive position will likely depend on, but not be limited to, the following:

•	the continued acceptance of our products by our customers and consumers;

•	our ability to protect our proprietary rights in our patent and trademarks and the continued validity of such intellectual property;

•	our ability to successfully expand our product offerings;

•	our ability to maintain adequate inventory levels to meet our customers’ demands;

•	our ability to expand operations;

•	our ability to continue to manufacture high quality products at competitive prices;

•	our ability to attract and retain qualified personnel;

•	the effect of any future governmental regulations on our products and business;

•	the continued growth of the global sexual wellness industry; and

•	our ability to respond to changes within the industry and consumer demand, financially and otherwise.

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

Human Capital and Resources

As of June 30, 2022, we had 201 employees (163 people in Production and Distribution, and 38 in sales, marketing and administrative operations). As of the date of this report, the Company employs 175 people in Production and Distribution, 2 people in Product Development, 17 people in Sales and Marketing, and 22 people in Administration. The Company’s employment levels may change seasonally based on current and anticipated order levels. At present, approximately 25 people are employed at a subcontractor in Mexico.  Additional staffing is typically required to support the peak holiday period through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good.

Seasonality

Prior to COVID-19 pandemic our business was seasonal. With the divarication of our product line, we no longer have large seasonal fluctuations.

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

ITEM 1B. Unresolved Staff Comments.

                None.

ITEM 2. Properties.

We are headquartered in Atlanta, Georgia. Our mailing address is 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres, which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, and administrative offices. On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee.  The rent expense under this lease (and the prior lease) for the 12 months ended June 30, 2022 was $652,752. The rent expense under this lease and the prior lease) for the 12 months ended June 30, 2021 was $501,480.

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

ITEM 4. Mine Safety Disclosures.

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group on the OTCQB tier (“OTCQB”) under the symbol “LUVU”. On September 30, 2022, the last reported sale price of our common stock on the OTCQB was $0.09. Any over the counter market quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of September 27, 2022, we had 81 stockholders of record of our common stock. This amount does not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2022 and 2021 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2022	Year Ended June 30, 2021
Net sales	100%	100%
Cost of goods sold	77%	73%
Gross profit	23%	27%
Selling, General and Administrative Expenses	19%	19%
Operating income	4%	8%

Fiscal Year ended June 30, 2022 Compared to the Fiscal Year Ended June 30, 2021

Net sales. The net sales increase of 14% in fiscal 2022 from fiscal 2021 consists of a 22% increase in sales of Liberator products, a 22% increase in Jaxx products, offset, in part, by a 21% decrease in sales of Avana products and 9% decrease in products purchased for resale. Sales of Liberator products increased 22% from the prior year to approximately $12.0 million during fiscal 2022, and sales of Jaxx products increased 22% during fiscal 2022 to approximately $8.3 million. Sales of Avana products decreased 21% to $2.9 million during fiscal 2022. Sales of all products through the Wholesale sales channel in fiscal 2022 increased 19% from the prior year while the Direct sales channel increased approximately 3% from the prior year. The Wholesale sales channel includes branded products and resale products sold to brick-and-mortar retailers and e-merchants including, but not limited to, Amazon, Overstock and Wayfair. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Direct sales channel consists of consumer sales through our three websites. The increase in sales through the Direct channel was due to higher sales of products sold through our websites.

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2022 decreased to 23% from 27% in the prior year, primarily due to higher labor and raw material costs. Gross profit dollars decreased to $6,001,000 from $6,301,000 in the prior year and represented a 5% decrease. Price increases that were implemented during the second half of fiscal 2022 partially offset the labor and material cost increases; further selling price increases are being implemented. The Company also continued transitioning the sewing of certain high-volume Jaxx and Avana products to a contract facility in Mexico which, during fiscal 2022, produced approximately 35% of our sewn products and reduced our total cost of production for those products.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2022 were 18% of net sales, or $4,749,000, compared to 18% of net sales, or $4,239,000, for the year ended June 30, 2021.  The 12% increase in operating expenses from the prior year was primarily due to higher advertising and promotion expenses which were incurred in an effort to increase sales, higher occupancy costs, and higher personnel related costs.

Other income (expense). Other income (expense) decreased to an expense of ($342,000) from income of $721,000 in the prior fiscal year, primarily due to the 2021 PPP Note forgiveness by the U.S. Small Business Administration of approximately $1,096,000.

Net income. We had a net income from operations of $604,000, or $0.01 per diluted share, for the year ended June 30, 2022 compared with net income from operations of $2,563,000 or $0.03 per diluted share, for the year ended June 30, 2021.

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

(Dollars in thousands)	Fiscal 2022	Fiscal 2021
Direct	$7,136	$6,919
Wholesale	18,546	15,618
Other	661	568
Total Net Sales	$26,343	$23,105

Net sales in the Other channel consists primarily of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2022	Fiscal 2021
Direct sales channel net sales	$7,136	$6,919
Direct net sales as a percentage of total revenues	27%	30%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2022	Fiscal 2021
Wholesale sales channel net sales	$18,546	$15,618
Wholesale net sales as a percentage of total revenues	70%	68%

As of June 30, 2022, the Company has over 950 active wholesale accounts, most of which are located in the United States.

Sales by Product Type

The following table represents the dollars and percentage of net sales by product type:

(Dollars in thousands)	Year Ended June 30, 2022		Year Ended June 30, 2021
Net sales:
Liberator	$11,978	45%	$9,806	42%
Jaxx	8,293	32%	6,794	29%
Avana	2,893	11%	3,655	16%
Products purchased for resale	1,615	6%	1,771	8%
Other	1,564	6%	1,079	5%
Total Net Sales	$26,343	100%	$23,105	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to e-merchants, retailers and distributors as well as directly through our e-commerce site. Net sales of Liberator products increased 22% during the year ended June 30, 2022, from the comparable year earlier period. This increase is primarily related to higher sales through our e-commerce site, Liberator.com.

Jaxx - Jaxx products are contemporary seating products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products increased 22% during the year ended June 30, 2022, compared to the prior year. This increase is primarily due to greater sales of Jaxx indoor and outdoor products to (and through) Amazon and other e-merchants including Wayfair and Overstock and our own e-commerce site, JaxxBeanbags.com.

Avana - The Avana product line is a unique collection of top-of-bed and comfort products that aid in sleep, meditation, and relaxation. Avana products are sold through e-merchants, mail order catalogers and through our e-commerce site. Net sales of Avana products decreased 21% during the year ended June 30, 2022, compared to the prior year. The decrease in sales was due primarily to increased competition from lower priced products from China and other countries.

Products purchased for resale – Products purchased for resale are other branded products that we purchase from others at wholesale or distributor prices and resell through our sales channels to e-merchants, retailers, or through one of our e-commerce sites. Sales of these products decreased 9% during the year ended June 30, 2022 from the prior year, due to consumer demand shrinkage across the industry. Sales of these products is increasingly competitive and, as a result, the Company has elected to only offer a more curated selection of products that typically have a higher gross profit.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2022 increased 45% from the prior year.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, the COVID-19 pandemic aftereffects, seasonality costs associated with new product introductions, and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as raw material cost increases, labor cost increases resulting from the current labor shortage, foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year ended
	June 30,
	2022	2021
	(in thousands)
Cash flow data from continuing operations:
Cash provided by operating activities	$387	$540
Cash used in investing activities	$(52)	$(210)
Cash used in financing activities	$(453)	$(505)

As of June 30, 2022, our cash and cash equivalents totaled $858,870 compared to $976,794 in cash and cash equivalents as of June 30, 2021.

Operating Activities

Net cash provided by operating activities primarily consists of the net income adjusted for certain non-cash items, including depreciation, stock-based compensation, PPP loan forgiveness (2021), and the effect of changes in operating assets and liabilities. Net cash provided by operating activities decreased from the prior year due to the net income from operations, offset, in part, by a decrease in inventory.

Investing Activities

Cash used in investing activities in the year ended June 30, 2022 was primarily for production equipment purchases, software development work, purchase of computer equipment and in the year ended June 30, 2021 was primarily for software development work, purchase of production equipment, and computer equipment.

Financing Activities

Cash used in financing activities in the year ended June 30, 2022 was primarily due to repayment of secured and unsecured notes payable and equipment notes payable offset in part by borrowings through unsecured notes payable.

Cash provided by financing activities in the year ended June 30, 2021 was primarily due to repayment of secured and unsecured notes payable and equipment notes payable offset in part by borrowings through secured and unsecured notes payable.

Inflation

During fiscal 2021 and 2022, we experienced increases in various raw material costs and increases in labor costs. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2023, although there is no assurance this will occur. Inflation can harm our margins and profitability if we are unable to increase prices or improve productivity enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Capital Resources

We expect total capital expenditures for fiscal 2023 to be less than $150,000 and to be funded by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. We have elected to exclude sales, use and similar taxes from the measurement of the transaction price.  The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns, and early payment discounts.  Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs when the product is delivered, or in some cases, picked up from one of our distribution centers by the customer.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2022, we carried a valuation allowance of $1.9 million against our net deferred tax assets.

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

In fiscal year 2021 and 2022, we did generate positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the years ended June 30, 2022 and 2021:

	Year ended June 30,
	2022	2021
	(in thousands)
Net income	$604	$2,563
Plus interest expense and financing costs	342	375
Plus depreciation and amortization expense	306	220
Plus stock-based compensation expense	24	15
Adjusted EBITDA	$1,276	$3,173

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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Luvu Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luvu Brands, Inc. (the Company) as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of inventory and inventory reserves

As described in Notes 2 and 4 to the financial statements, the Company has inventories, net totaled to approximately $3.82 million as of June 30, 2022. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. The Company establishes reserves for excess and obsolete inventory for each accounting period and records any potential adjustments needed for the reserves.

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

Boynton Beach, Florida

October 12, 2022

Luvu Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2022 and 2021

	2022	2021
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$859	$977
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $7 in 2022 and $55 in 2021	1,107	1,134
Inventories, net of allowance for inventory reserve of $176 in 2022 and $173 in 2021	3,817	3,391
Prepaid expenses	165	145
Total current assets	5,948	5,647

Equipment, property and leasehold improvements, net	2,029	1,934
Finance lease assets	47	27
Operating lease assets	2,255	2,554
Other assets	100	84
Total assets	$10,379	$10,246

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$2,680	$2,669
Current debt	1,618	1,599
Other accrued liabilities	545	694
Operating lease liability	331	250
Total current liabilities	5,174	5,212

Noncurrent liabilities:
Long-term debt	1,183	1,288
Long-term operating lease liability	2,068	2,423
Total noncurrent liabilities	3,251	3,711
Total liabilities	8,425	8,923
Commitments and contingencies (See Note 15)	—	—
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2022 and 2021	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,046,249 and 75,037,890 shares issued and outstanding as of June 30, 2022 and 2021, respectively	760	750
Additional paid-in capital	6,183	6,166
Accumulated deficit	(4,989)	(5,593)
Total stockholders’ equity (deficit)	1,954	1,323
Total liabilities and stockholders’ equity (deficit)	$10,379	$10,246

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2022 and 2021

	2022	2021
	(in thousands, except share data)

Net Sales	$26,343	$23,105
Cost of goods sold	20,342	16,804
Gross profit	6,001	6,301
Operating expenses:
Advertising and promotion	574	502
Other selling and marketing	1,189	1,043
General and administrative	2,986	2,694
Depreciation	306	220
Total operating expenses	5,055	4,459
Operating income	946	1,842

Other income (expense):
Gain on forgiveness of PPP loan	—	1,096
Interest expense and financing costs	(342)	(375)
Total other income (expense)	(342)	721
Income from operations before income taxes	604	2,563
Provision for income taxes	—	—
Net income	$604	$2,563

Net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Shares used in calculation of net income per share:
Basic	75,456,306	74,296,689
Diluted	76,110,815	75,494,948

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended June 30, 2021 and June 30, 2022

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
	(in thousands, except share data)

Balance, June 30, 2020	4,300,000	$—	73,452,596	$735	$6,147	$(8,156)	$(1,274)

Stock-based compensation expense	—	—	—	—	15	—	15
Stock option exercises	—	—	1,585,294	15	4	—	19
Net income	—	—	—	—	—	2,563	2,563
balance, June 30, 2021	4,300,000	—	75,037,890	750	6,166	(5,593)	1,323

Stock-based compensation expense	—	—	—	—	24	—	24
Stock option exercises	—	—	1,008,359	10	(7)	—	3
Net income	—	—	—	—	—	604	604
balance, June 30, 2022	4,300,000	$—	76,046,249	$760	$6,183	$(4,989)	$1,954

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2022 and 2021

	2022	2021
	(in thousands)
OPERATING ACTIVITIES:
Net income	$604	$2,563
Adjustments to reconcile net income to net cash provided by operating activities:
Forgiveness of PPP Loan	—	(1,096)
Depreciation and amortization	306	220
Stock-based compensation expense	24	15
Provision for bad debt	22	1
Provision for inventory reserve	3	32
Amortization of operating lease asset	298	295
Change in operating assets and liabilities:
Accounts receivable	5	1
Inventory	(430)	(1,438)
Prepaid expenses and other assets	(34)	(158)
Accounts payable	12	234
Accrued expenses and interest	17	40
Operating lease liability	(274)	(209)
Accrued payroll and related	(166)	40
Net cash provided by operating activities	387	540

INVESTING ACTIVITIES:
Investment in equipment, software development and leasehold improvements	(52)	(210)
Net cash used in investing activities	(52)	(210)

FINANCING ACTIVITIES:
Borrowing (repayment) under revolving line of credit	(13)	78
Repayment of unsecured line of credit	(12)	(11)
Repayment of credit card advance	—	(56)
Borrowings under secured note payable	—	200
Repayments under secured note payable	(152)	(239)
Proceeds from unsecured notes payable	200	200
Repayment of unsecured notes payable	(200)	(489)
Payments on equipment notes	(268)	(189)
Proceeds from exercise of stock options	3	9
Principal payments on capital leases	(11)	(8)
Net cash used in financing activities	(453)	(505)
Net decrease in cash and cash equivalents	(118)	(175)
Cash and cash equivalents at beginning of year	977	1,152
Cash and cash equivalents at end of year	$859	$977

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Purchases of equipment with equipment notes	$346	$998
Finance lease asset obligation in exchange for lease payable	$23	$35
Accrued interest converted for exercise of options	$—	$10
Operating lease asset obtained in exchange for operating lease liability	$—	$2,684
Cash paid during the year for:
Interest	$338	$371
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

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

For the years ended June 30, 2022 and 2021

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.  Our total deferred revenue as of June 30, 2022 and June 30, 2021 was $18,118 and $16,965, respectively, and was included in “Other accrued liabilities” on our consolidated balance sheets.

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

The following is a summary of Accounts Receivable as of June 30, 2022 and June 30, 2021.

	June 30, 2022	June 30, 2021
	(in thousands)
Accounts receivable	$1,114	$1,189
Allowance for doubtful accounts	(1)	(1)
Allowance for discounts and returns	(6)	(54)
Total accounts receivable, net	$1,107	$1,134

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2022 and 2021 that exceeded the balance insured by the FDIC by $717,316 and $807,766, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2022, we purchased 34% of total inventory purchases from one vendor.

During 2021, we purchased 34% of total inventory purchases from one vendor.

As of June 30, 2022, two of the Company’s customers represent 21% and 13% of the total accounts receivables, respectively. As of June 30, 2021, two of the Company’s customers represent 40% and 14% of the total accounts receivable, respectively. Sales to (and through) Amazon accounted for 31% and 29% of our net sales during each of the years ended June 30, 2022 and June 30, 2021 respectively.

Fair Value of Financial Instruments

At June 30, 2022 and 2021, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

•

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $1,050 at June 30, 2022 and $5,000 at June 30, 2021. Advertising expense for the years ended June 30, 2022 and 2021 was $574,146 and $501,711, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $117,079 for the year ended June 30, 2022 and $109,024 for the year ended June 30, 2021.

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

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the year ended June 30, 2022 and June 30,2021 was $652,752 and $501,480 respectively.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2022	Year Ended June 30, 2021	% Change
	(in thousands)
Net Sales by Channel:
Direct	$7,136	$6,919	3%
Wholesale	$18,546	$15,618	19%
Other	$661	$568	16%
Total Net Sales	$26,343	$23,105	14%

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2022%		June 30, 2021%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$3,289	46%	$3,329	48%	(1)%
Wholesale	$4,017	22%	$4,216	27%	(4)%
Other	$(1,305)	(197)%	$(1,244)	(219)%	5%
Total Gross Profit	$6,001	23%	$6,301	27%	(4)%

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

The total potential dilutive securities as of June 30, 2022 and 2021 are as follows:

	2022	2021
Convertible Preferred Stock	4,300,000	4,300,000
Stock options – 2015 Plan	1,975,000	2,500,000
Total	6,275,000	6,800,000

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2022, we carried a valuation allowance of $1.4 million against our net deferred tax assets.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2022 or 2021.

NOTE 4. INVENTORIES

All inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. The Company’s inventories consist of the following components at June 30, 2022 and 2021:

	2022	2021
	(in thousands)
Raw materials	$1,893	$1,637
Work in process	440	396
Finished goods	1,660	1,531
Total inventories	3,993	3,564
Allowance for inventory reserves	(176)	(173)
Total inventories, net of allowance	$3,817	$3,391

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 5. EQUIPMENT, PROPERTY AND LEASEHOLD IMPROVEMENTS, NET

Equipment, property and leasehold improvements at June 30, 2022 and 2021 consisted of the following:

	2022	2021	Estimated Useful Life
	(in thousands)
Factory equipment	$3,840	$3,567	2-10 years
Computer equipment and software	1,167	1,146	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	10 years
Projects in process	318	222
Subtotal	6,010	5,620
Accumulated depreciation	(3,981)	(3,686)
Equipment and leasehold improvements, net	$2,029	$1,934

Depreciation expense was $305,643 and $220,635 for the years ended June 30, 2022 and 2021, respectively.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)
Accrued compensation	$344	$509
Accrued expenses and interest	201	185
Other accrued liabilities	$545	$694

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2022 and 2021 consisted of the following:

	2022	2021
Current debt:	(in thousands)
Unsecured lines of credit (Note 12)	$25	$37
Line of credit (Note 11)	1,070	1,083
Short-term unsecured notes payable (Note 8)	200	100
Current portion of equipment notes payable (Note 15)	308	219
Current portion secured notes payable (Note 13)	-	152
Current portion of finance leases payable (Note 15)	15	8
Credit card advance (net of discount) (Note 10)	-	-
Total current debt	1,618	1,599
Long-term debt:
Unsecured notes payable (Note 8)	200	300
Equipment notes payable (Note 15)	842	853
Finance leases payable (Note 15)	25	19
Notes payable- related party (Note 9)	116	116
Total long-term debt	$1,183	$1,288

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2022 and 2021 consisted of the following:

	2022	2021
Current debt:	(in thousands)

20% Unsecured note, interest only, due October 31, 2021 (1)	-	100
13.5% Unsecured note, interest only, due May 1, 2023 (2)	200	-
Total current debt	200	100
Long-term debt:
20% Unsecured note, interest only, due July 31, 2021 (3)	-	100
13.5% Unsecured note, interest only, due May 1, 2023 (2)	-	200
13.5% Unsecured note, interest only, due July 31, 2023 (3)	100	-
13.5% Unsecured note, interest only, due October 31, 2023 (1)	100	-
Total long-term debt	200	300
Total unsecured notes payable	$400	$400

(1) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 31, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. Personally guaranteed by principal stockholder.

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

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)
Unsecured note payable to an officer, with interest at 3.25%, due July 1, 2023	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due July 1, 2023	76	76
Total unsecured notes payable	116	116
Less: current portion	—	—
Long-term unsecured notes payable	$116	$116

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

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

The Company’s President and Chief Executive Officer (CEO), Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 16).  On June 30, 2022, the balance owed under this line of credit was $1,070,069.  As of June 30, 2022, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 12. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman (see Note 16). The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $24,879 at June 30, 2022 and $36,680 at June 30, 2021.

NOTE 13. SECURED NOTE PAYABLE

On February 17, 2021, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp Innovations a total of $200,000. Repayment of this note is by 12 monthly payments of $17,675, which includes interest at 10.99%. This loan was repaid in full on February 17, 2022. The Company has granted Amazon a security interest in the assets of the Company.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under non-cancelable operating leases expiring at the end of 2026. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At June 30, 2022, the weighted average remaining lease term for the lease renewal is 6 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at June 30, 2022 is as follows:

Supplemental balance sheet information related to leases at June 30, 2022 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$2,255

Current lease liabilities	Operating lease obligations	$331
Non-current lease liabilities	Long-term operating lease obligations	2,068
Total lease liabilities		$2,399

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 15. COMMITMENTS AND CONTINGENCIES (continued)

Maturities of operating lease liabilities at June 30, 2022 are as follows:

Payments	(in thousands)
2023	642
2024	680
2025	721
2026	762
2027 and thereafter	528
Total undiscounted lease payments	3,333
Less: Present value discount	(934)
Total operating lease liability balance	$2,399

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of approximately $1,761,393. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 10.5% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2022:

Year ending June 30,	(in thousands)
2023	388
2024	367
2025	322
2026	203
2027	37
Future Minimum Note Payable Payments	$1,317
Less Amount Representing Interest	(167)
Present Value of Minimum Note Payable Payments	1,150
Less Current Portion	(308)
Long-Term Obligations under Equipment Notes Payable	$842

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $58,152. These assets are included in the finance lease and include production equipment.

On June 22, 2020 the Company entered into finance lease agreement with Wells Fargo in the amount of $34,761 with monthly payment of $850 with 48-month term at an imputed interest rate of 8.09%.

On February 1, 2022 the Company entered into finance lease agreement with Raymond in the amount of $22,862 with monthly payment of $514 with 48-month term at an imputed interest rate of 3.75%.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 15. COMMITMENTS AND CONTINGENCIES (continued)

The following is an analysis of the minimum finance lease payable payments subsequent to June 30, 2022:

Year ending June 30,	(in thousands)
2023	17
2024	17
2025	6
2026	3
Future Minimum Finance Lease Payable Payments	$43
Less Amount Representing Interest	(3)
Present Value of Minimum Finance Lease Payable Payments	40
Less Current Portion	(15)
Long-Term Obligations under Finance Lease Payable	$25

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 9). Interest on the note during the year ended June 30, 2022 was accrued by the Company at the prevailing prime rate (which is currently 4.75%) and totaled $2,611. The accrued interest on the note as of June 30, 2022 was $32,760. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the year ended June 30, 2022 was accrued by the Company at the prevailing prime rate (which is currently 4.75%) and totaled $1,374. The accrued interest on the note as of June 30, 2022 was $6,889. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 11 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On June 30, 2022, the balance owed under this line of credit was $1,070,069.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

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

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 8). This note was repaid in full on October 31,2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. Repayment of the promissory note is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

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

The loans from Power Up Lending Group, Ltd. (see Note 10) were guaranteed by the Company (including OneUp and Foam Labs) and were personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman. Power Up Lending Group, Ltd. is controlled by Curt Kramer, who also controls HCI. As last reported to us, HCI owns 7.1% of our common stock.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $24,879 at June 30, 2022 and $36,680 at June 30, 2021 (see Note 12). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

NOTE 17. STOCKHOLDERS’ EQUITY

Options

 At June 30, 2022, the Company had the 2015 Equity Incentive Plan (the “2015 Plan”), which is shareholder-approved and under which 2,225,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of June 30, 2022, the number of shares available for issuance under the 2015 Plan was 250,000.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

A summary of option activity under the Company’s stock plan for the years ended June 30, 2022 and 2021 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	4,250,000	$0.02	1.7 years	$624,700
Granted	350,000	$0.15	4.8 years
Exercised	(1,600,000)	$0.01
Forfeited or Expired	(500,000)	$0.05
Outstanding at June 30, 2021	2,500,000	$0.04	1.9 years	$974,300
Granted	900,000	$0.18	4.8 years
Exercised	(1,175,000)	$0.03
Forfeited or Expired	(250,000)	$0.07
Outstanding at June 30, 2022	1,975,000	$0.10	3.0 years	$107,500
Exercisable at June 30, 2022	750,000	$0.03	1.0 years	$80,078

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.14, $0.43, and $0.17 at June 30, 2022, 2021 and 2020, respectively.

There were 900,000 stock options granted during the year ended June 30, 2022 and 350,000 stock options granted during the year ended June 30, 2021.

During the year ended June 30, 2022 and June 30, 2021 the Company’s proceeds from stock options exercise under 2015 Plan were $3,000 and $8,750 respectively.

The range of fair value assumptions related to options granted during the years ended June 30, 2022 and 2021 were as follows:

	2022	2021
Exercise Price:	$ 0.16 - $0.30	$ 0.13 - $0.17
Volatility:	500% - 519%	469% - 489%
Risk Free Rate:	0.65% - 2.90%	0.25% - 0.49%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life:	4.1 years	4.1 years
Dividend Rate:	0%	0%

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2022:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
.01 to .03	925,000	1.2	$0.03	725,000	$0.03
.05	50,000	1.0	$0.05	—	—
.15 to .20	950,000	4.7	$0.17	25,000	$0.17
.30	50,000	4.1	$0.30	—	—
Total stock options	1,975,000	3.0	$0.10	750,000	$0.03

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

Stock-based compensation expense recognized in the consolidated statements of operations for each of the fiscal years ended June 30, 2022 and 2021 is based on awards ultimately expected to vest.

 As of June 30, 2022, total unrecognized stock-based compensation expense related to all unvested stock options was $163,906 which is expected to be expensed over a weighted average period of 3.6 years.

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

For the years ended June 30, 2022 and 2021

NOTE 17. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	For the Years Ended June 30,
	2022	2021
	(in thousands)
Cost of Goods Sold	$3	$-
Other Selling and Marketing	11	4
General and Administrative	10	11
Total	$24	$15

Share Purchase Warrants

As of June 30, 2022 and 2021, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2022 and 2021. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2022, the Company had reserved the following shares of common stock for issuance:

June 30, 2022
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	2,225,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	6,525,000

During fiscal year 2022 and fiscal year 2021 the Company issued 1,008,359 and 1,585,294 common shares respectively for stock option exercises under 2015 Equity Incentive Plan.

Preferred Stock

On February 18, 2011, the Company filed an amendment to its Articles of Incorporation, effective February 9, 2011, authorizing the issuance of preferred stock and the Company now has 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, of which 4,300,000 shares have been designated and issued as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock and has a liquidation preference of $0.2325 ($1,000,000 in the aggregate). Liquidation payments to the preferred holders have priority and are made in preference to any payments to the holders of common stock. In addition, each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Shares issued and outstanding at the time of such vote. At each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors, holders of Series A Convertible Preferred Shares shall vote together with the holders of common shares as a single class.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

 NOTE 18. INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2022 and 2021, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2022 and 2021 are approximately as follows:

	2022	2021
	(in thousands)
Deferred tax assets:
Inventory reserves	$46	$45
Allowance for doubtful accounts	2	14
Stock-based compensation	106	100
Net operating loss carry-forwards	1,233	1,384
Total gross deferred tax assets	1,387	1,543
Valuation allowance	(1,387)	(1,543)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 25% to pretax (income) loss from operations for the years ended June 30, 2022 and 2021 due to the following:

	2022	2021

Net (income) loss	$(156)	$(660)
Permanent differences and change in tax rate estimate	—	282
Valuation (allowance)	156	378
Net tax benefit	$—	$—

At June 30, 2022, the Company had net operating loss (NOL) carryforwards of approximately $4.7 million that may be offset against future taxable income. During 2022 and 2021, the total change in the valuation allowance was approximately $156,000 and $378,000, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

NOTE 18. INCOME TAXES (continued)

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company. The NOL carryforwards of approximately $4.7 million can be carried forward indefinitely, but are limited to 80% of taxable income in any one year.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2013 through 2022. The Company has not filed its Federal or State tax returns for 2017 through 2021 but expects to file these returns before the end of calendar year 2022.

NOTE 19. – SUBSEQUENT EVENTS

There are no events required to be disclosed under this Item.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2022. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2022 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the officers and directors of Luvu Brands, Inc. as of June 30, 2022.

Name	Age	Position
Louis S. Friedman	70	Chief Executive Officer, President, Director
Alexander A. Sannikov	41	Chief Financial Officer
Leslie S. Vogelman	70	Treasurer

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

Alexander A. Sannikov, Chief Financial Officer.   Mr. Sannikov joined the Company in April 2022. From 2021 to 2022, Mr. Sannikov was Finance Director of The Weather Group. Prior to The Weather Group, Mr. Sannikov held multiple finance leadership positions at AMES Taping Tools, FiberLight, and Cox Communications. Mr. Sannikov holds a B.B.A. degree in Finance and an M.B.A. degree with concentration in Finance from Georgia State University.

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

The experience and background of our director, as summarized above, were significant factors in such director previously being nominated a director of the Company.

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

Our board of directors has determined that Louis Friedman, our sole Director, is not an “audit committee financial expert” within the meaning of the foregoing definition.

Diversity

We only have one member on our board of directors, but we hope to add more members for a diverse board in terms of previous business experience and educational and personal background of the members of our board. While the Company does not have a policy regarding diversity of its board members, diversity is one of a number of factors that will be taken into account in identifying board nominees.

Directors’ Compensation

For the fiscal years ended June 30, 2022 and 2021, our directors did not receive any compensation in their capacity as a director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2022, except as provided below.

On February 23, 2022, the three executive officers of the Company each filed a Form 4 to disclose the exercise of options. Such Form 4s were each filed late due to administrative error.

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

ITEM 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2022 and 2021 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2022	150,000	—	—	—	—	—	150,000
President, Chief Executive	2021	150,000	—	—	—	—	—	150,000
Officer and Chairman of the Board
Alexander A. Sannikov (2)	2022	31,154	—	—	50,000	—	—	81,154
Chief Financial Officer	2021	—	—	—	—	—	—	—
Ronald P. Scott (3)	2022	123,722	—	—	—	—	—	123,722
Chief Financial Officer	2021	145,000	—	—	—	—	—	145,000
Manuel Munoz (4)	2022	145,000	—	—	—	—	—	145,000
Chief Information Officer	2021	144,231	—	—	—	—	—	144,231

(1)  The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 17 of the financial statements included in Item 8 of this Annual Report for the assumptions made in the valuation of stock awards.  See Grants of Plan-Based Awards table below.

(2) On April 26, 2022, the Company appointed Alexander A. Sannikov Chief Financial Officer of the Company effective April 29, 2022.

(3) Ronald P. Scott resigned as Company’s Chief Financial Officer and member of the board of directors on April 29, 2022.

(4) Effective September 13, 2021, Manuel Munoz transitioned to a nonexecutive position and is no longer an executive officer.

 Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending June 30, 2022 to each of our NEOs:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards ($)
Alexander A. Sannikov	4/11/2022	250,000	0.20	50,000

.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the fiscal year ended June 30, 2022, certain information regarding outstanding equity awards at fiscal year-end for our NEOs.

	Outstanding Equity Awards at June 30, 2022
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Louis S. Friedman	200,000	—	$.028	12/11/2022(1)	—	—
Alexander A. Sannikov	—	250,000	$.200	4/11/2027(2)	—	—

(1)	The common stock option vested pro rata over a four-year period on each of December 11, 2018, December 11, 2019, December 11, 2020 and December 11, 2021.

(2)	The common stock option vests pro rata over a four-year period on each of April 11, 2023, April 11, 2024, April 11, 2025, and April 11, 2026.

Incentive and Non-qualified Stock Option and Stock Award Plans

At June 30, 2022 we had options outstanding under the 2015 Equity Incentive Plan. Please see Note 17 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of this plan.

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

The Company has not entered into a formal written employment agreement with Alexander Sannikov, Chief Financial Officer, however, on April 11, 2022, Mr. Sannikov entered into a Stock Option Agreement pursuant to the Company’s 2015 Equity Incentive Plan granting him an incentive stock option for an aggregate of 250,000 shares of our common stock, 62,500 shares exercisable on April 11 of each year, beginning 2023 through 2026, at an exercise price of $0.20 per share. The option is exercisable for a period of 5 years from the initial grant date.

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

Applicable percentage ownership in the following table is based on 76,046,249 shares of common stock and 4,300,000 shares of Series A Convertible Preferred Stock outstanding as of October 12, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 12, 2022, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	36,397,233	(1)	45.2%
Common	Alexander A. Sannikov	0	(2)	*
Common	Leslie Vogelman	596,428	(3)	*

Common	All directors and executive officers as a group (3 persons)	36,993,661		45.9%

5% Shareholders
Common	Hope Capital, Inc.	5,384,933	(4)	7.1%
Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(5)	100.0%
Series A Convertible Preferred Stock	Alexander A. Sannikov	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000	(5)	100.0%

*    Less than 1%

26

(1)

Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 71.2 % of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders. Also includes options for purchase 200,000 shares of common stock.

(2)	Excludes 250,000 shares of common stock underlying options that are subject to vesting.
(3)	Includes options to purchase 125,000 shares of common stock. Ms. Vogelman disclaims any beneficial ownership of shares held by Louis S. Friedman.
(4)	This person’s address is 111 Great Neck Road, Suite 216, Great Neck, NY 11021. Curt Kramer is the sole shareholder of Hope Capital, Inc. and the natural control person over these securities.
(5)

Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 71.1 % of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of Mr. Friedman may differ from the interests of the other shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
2015 Equity Incentive Plan	1,975,000	.10	250,000

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

ITEM 14. Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2022	2021
	(in thousands)
Audit Fees (1)	$42	$42
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)              Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2022 and 2021 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

 (b)          Exhibits.

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Number	Furnished Herewith

2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock.	8-K	2/23/11	4.1
10.1	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.2	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.3	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.4	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.5	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.6	Form of promissory note	10-K	10/11/19	10.11
10.7	Employment Agreement between the Company and Louis Friedman dated January 27, 2021	8-K	2/2/11	10.3
10.8	2015 Equity Incentive Plan	DEF14C	10/9/15	B
10.9	U.S. Small Business Administration Note by One Up Innovations, Inc. in favor of Ameris Bank	8-K	4/28/20	10.1
10.10	Lease Agreement between Goodsen Land Partners, LLC and OneUp Innovations, Inc. dated November 20, 2020	10-Q	11/12/20	10.1
21.1	Subsidiaries	10-K	9/29/14	21.1
23.1	Consent of Liggett & Webb P.A. independent registered public accounting firm				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

ITEM 16. Form 10-K Summary.

The Company elected not to provide the summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: October 13, 2022	By:	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

Date: October 13, 2022	By:	/s/ Alexander A. Sannikov
Alexander A. Sannikov, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)	October 13, 2022
Louis S. Friedman

