Form 10-Q
period 2022-09-30
Luvu Brands, Inc.
filed 2022-11-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 14, 2022, there were 76,046,249 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2022	June 30,
	(unaudited)	2022
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,348	$859
Accounts receivable, net (1)	1,481	1,192
Inventories, net	3,660	3,817
Prepaid expenses	190	165
Total current assets	6,679	6,033

Equipment and leasehold improvements, net	1,975	2,029
Finance lease assets	35	47
Operating lease assets	2,174	2,255
Other assets	99	100
Total assets	$10,962	$10,464

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,700	$2,680
Current debt	1,813	1,618
Other accrued liabilities (1)	788	630
Operating lease liability	353	331
Total current liabilities	5,654	5,259

Noncurrent liabilities:
Long-term debt	881	1,183
Long-term operating lease liability	1,969	2,068
Total noncurrent liabilities	2,966	3,251
Total liabilities	8,504	8,510
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at September 30, 2022 and June 30, 2022	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,046,249 and 76,046,249 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	760	760
Additional paid-in capital	6,195	6,183
Accumulated deficit	(4,497)	(4,989)
Total stockholders’ equity	2,458	1,954
Total liabilities and stockholders’ equity	$10,962	$10,464

(1) During the three months ending September 30, 2022 we reclassified credit balances in accounts receivable of ($120,000) to deferred revenue. For the period ending June 30, 2022, accounts receivable and deferred revenue were adjusted by ($85,000) for comparability only. Consolidated Statement of Cash Flow was adjusted accordingly to reflect these reclassifications.

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended September 30,
	2022	2021
	(in thousands, except share data)
Net Sales	$8,059	$6,224
Cost of goods sold	6,086	4,725
Gross profit	1,973	1,499
Operating expenses
Advertising and promotion	187	132
Other selling and marketing	365	261
General and administrative	758	712
Depreciation and amortization	87	71
Total operating expenses	1,397	1,176
Income from operations	576	323
Other Income (Expense):
Interest expense and financing costs	(84)	(96)
Total Other Income (Expense)	(84)	(96)
Income before income taxes	492	227
Provision for income taxes	—	—
Net income	$492	$227
Net income per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Shares used in computing net income per share:
Basic	76,046,249	75,037,890
Diluted	76,632,738	76,584,978

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months ended September 30, 2022 and September 30, 2021 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, June 30, 2021 (unaudited)	4,300,000	$—	75,037,890	$750	$6,166	$(5,593)	$1,323
Stock-based compensation expense	—	—	—	—	4	—	4
Net income for the three months ended September 30, 2021	—	—	—	—	—	227	227
Balance, September 30, 2021 (unaudited)	4,300,000	$—	75,037,890	$750	$6,170	$(5,366)	$1,554

Balance, June 30, 2022 (unaudited)	4,300,000	$—	76,046,249	$760	$6,183	$(4,989)	$1,954
Stock-based compensation expense	—	—	—	—	12	—	12
Stock option exercises	—	—	—	—	—	—	—
Net income for the three months ended September 30, 2022	—	—	—	—	—	492	492
Balance, September 30, 2022 (unaudited)	4,300,000	$—	76,046,249	$760	$6,195	$(4,497)	$2,458

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:	(in thousands)
Net income	$492	$227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87	71
Stock based compensation expense	12	4
Provision for bad debt	1	—
Amortization of operating lease asset	81	71
Changes in operating assets and liabilities:
Accounts receivable (1)	(290)	(38)
Inventories	158	(113)
Prepaid expenses and other assets	(25)	(23)
Accounts payable	20	58
Accrued compensation	110	(105)
Accrued expenses and interest (1)	48	80
Operating lease liability	(77)	(63)
Net cash provided by operating activities	617	169

INVESTING ACTIVITIES:
Investment in purchase of equipment and leasehold improvements	(21)	(50)
Net cash used in investing activities	(21)	(50)

FINANCING ACTIVITIES:
Proceeds from unsecured notes payable	—	200
Repayment of unsecured notes payable	—	(200)
Proceeds from secured notes payable	—	—
Net cash provided by (repaid to) line of credit	(25)	(3)
Repayment of credit card advance	—	—
Repayments of secured notes payable	—	(66)
Repayment of unsecured line of credit	(3)	(3)
Proceeds from exercise of stock options	—	—
Payments on equipment notes	(76)	(61)
Principal payments on leases payable	(3)	(2)
Net cash provided by financing activities	(107)	(135)
Net increase (decrease) in cash and cash equivalents	489	(16)
Cash and cash equivalents at beginning of period	859	977
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,348	$961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$83	$85
Income taxes	$—	$—

(1) During the three months ending September 30, 2022 we reclassified credit balances in accounts receivable of ($120,000) to deferred revenue. For the period ending June 30, 2022, accounts receivable and deferred revenue were adjusted by ($85,000) for comparability only. Consolidated Statement of Cash Flow was adjusted accordingly to reflect these reclassifications.

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Luvu Brands, Inc. (the “Company” or “Luvu”) was incorporated in the State of Florida on February 25, 1999. References to the Company in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). All operations of the Company are currently conducted by OneUp.

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sexual performance; Avana® inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux and surgery recovery; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from polyurethane foam and repurposed polyurethane foam trim. These products are sold through the Company’s websites, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint.

Sales are generated through internet and print advertisements and social marketing. We have a diversified customer base with only one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2022 (the “2022 10-K”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s 2022 10-K.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. We have elected to exclude sales, use and similar taxes from the measurement of the transaction price. The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider the customer’s ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs when the product is delivered, or in some cases, picked up from one of our distribution centers by the customer.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period. During the three months ending September 30, 2022, we reclassified credit balances in accounts receivable of ($120,000) to deferred revenue.

Our total deferred revenue as of September 30, 2022 was $137,821 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of September 30, 2021 was $17,015.

Cost of Goods Sold

Cost of goods sold includes raw materials, labor, manufacturing overhead, and royalty expense.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of September 30, 2022 and June 30, 2022.

	September 30, 2022	June 30, 2022
	(unaudited)
	(in thousands)
Accounts receivable (1)	$1,503	$1,199
Allowance for doubtful accounts	(1)	(1)
Allowance for discounts and returns	(21)	(6)
Total accounts receivable, net	$1,481	$1,192

(1) During the three months ending September 30, 2022 we reclassified credit balances in accounts receivable of ($120,000) to deferred revenue. For the period ending June 30, 2022, accounts receivable and deferred revenue were adjusted by ($85,000) for comparability only. Consolidated Statement of Cash Flow was adjusted accordingly to reflect these reclassifications.

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had bank balances on deposit at September 30, 2022 that exceeded the balance insured by the FDIC by $1,241,667. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three months ended September, 30 2022, we purchased 35% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2022, we purchased 34% of total inventory purchases from one vendor.

As of September 30, 2022, two of the Company’s customers represents 41% and 12% of the total accounts receivables, respectively. As of June 30, 2022, two of the Company’s customers represents 21% and 13% of the total accounts receivables, respectively. For the three months ended September 30, 2022, sales to and through Amazon accounted for 38% of our net sales.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

At September 30, 2022 and June 30, 2022, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $1,050 at September 30, 2022 and $1,050 at June 30, 2022. Advertising expense for the three months ended September 30, 2022 and 2021 was $186,994 and $131,890, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $30,950 and $28,323 for the three months ended September 30, 2022 and 2021, respectively. Research and development costs are included in general and administrative expense.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2022.

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended September 30, 2022 and 2021 was $163,188 and $163,188, respectively.

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

In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, the Company elected the practical expedient to not separate lease and non-lease components. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. See Note 13 for details.

Under prior guidance ASC 840, rent expense and lease incentives from operating leases were recognized on a straight-line basis over the lease term. The difference between rent expense recognized and rental payments was recorded as deferred rent in the accompanying consolidated balance sheets.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	% Change
	(in thousands)
Net Sales by Channel:
Direct	$2,267	$1,746	30%
Wholesale	$5,598	$4,317	30%
Other	$195	$161	21%
Total Net Sales	$8,059	$6,224	29%

	Three Months Ended	Margin	Three Months Ended	Margin	%
	September 30, 2022%		September 30, 2021%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$1,014	45%	$826	47%	23%
Wholesale	$1,313	23%	$976	23%	35%
Other	$(353)	-%	$(303)	-%	(17)%
Total Gross Profit	$1,973	24%	$1,499	24%	-%

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of September 30, 2022 and 2021, the common stock equivalents did not have any effect on net income per share.

	September 30,
	2022	2021
Common stock options – 2015 Plan	1,975,000	2,350,000
Convertible preferred stock	4,300,000	4,300,000
Total	6,275,000	6,650,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of September 30, 2022 or June 30, 2022.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	September 30, 2022	June 30, 2022
	(unaudited)
	(in thousands)
Raw materials	$2,029	$1,893
Work in process	453	440
Finished goods	1,354	1,660
Total inventories	3,836	3,993
Allowance for inventory reserves	(176)	(176)
Total inventories, net of allowance	$3,660	$3,817

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	September 30, 2022	June 30, 2022	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,199	$3,840	2-10 years
Computer equipment and software	1,170	1,167	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	6 years
Project in process	-	318
Subtotal	6,054	6,010
Accumulated depreciation	(4,079)	(3,981)
Equipment and leasehold improvements, net	$1,975	$2,029

Depreciation expense was $86,856 and $70,688 for the three months ended September 30, 2022 and 2021, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2022.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
	(unaudited)
	(in thousands)

Accrued compensation	$454	$344
Accrued expenses and interest (1)	334	286
Other accrued liabilities	$788	$630

(1) During the three months ending September 30, 2022 we reclassified credit balances in accounts receivable of ($120,000) to deferred revenue. For the period ending June 30, 2022, accounts receivable and deferred revenue were adjusted by ($85,000) for comparability only. Audited accounts receivable and deferred revenue balances, reported on Form 10-K for the fiscal year ended June 30, 2022, did not change.

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at September 30, 2022 and June 30, 2022 consisted of the following:

	September 30, 2022	June 30, 2022
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 11)	$22	$25
Line of credit (Note 10)	1,045	1,070
Short-term unsecured notes payable (Note 8)	300	200
Current portion of equipment notes payable (Note 13)	315	308
Current portion secured notes payable (Note 12)	-	-
Current portion of finance leases payable	15	15
Current portion of notes payable – related party (Note 9)	116	116
Total current debt	1,813	1,618
Long-term debt:
Unsecured notes payable (Note 8)	100	200
Finance leases payable (Note 13)	21	25
Equipment notes payable (Note 13)	760	842
Total long-term debt	$881	$1,183

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2022 and June 30, 2022 consisted of the following:

	September 30, 2022	June 30, 2022
	(unaudited)
Current unsecured notes payable:	(in thousands)

13.5% Unsecured note, interest only, due May 1, 2023 (2)	200	200
13.5% Unsecured note, interest only, due July 31, 2023 (3)	100	-
Total current unsecured notes payable	300	200

Long-term unsecured notes payable:
13.5% Unsecured note, interest only, due October 31, 2023 (1)	100	100
13.5% Unsecured note, interest only, due July 31, 2023 (3)	-	100
Total long-term unsecured notes payable	100	200
Total unsecured notes payable	$400	$400

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

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at September 30, 2022 and June 30, 2022 consisted of the following:

	September 30, 2022	June 30, 2022
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 6.25%, due on July 1, 2023	$40	$40
Unsecured note payable to an officer, with interest at 6.25%, due on July 1, 2023	76	76
Total unsecured notes payable	116	116
Less: current portion	116	116
Long-term unsecured notes payable	$-	$-

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 10. LINE OF CREDIT

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

The Company’s President, Chief Executive Officer (CEO), and majority shareholder. Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 14). On September 30, 2022, the balance owed under this line of credit was $1,045,384. As of September 30, 2022, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $21,916 at September 30, 2022 and $24,879 at June 30, 2022.

NOTE 12. SECURED NOTE PAYABLE

On February 17, 2021, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp a total of $200,000. Repayment of this note is by 12 monthly payments of $17,675, which includes interest at 10.99%. The Company has granted Amazon a security interest in the assets of the Company. This loan was repaid in full on February 17, 2022.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At September 30, 2022, the weighted average remaining lease term for the lease renewal is 5 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at September 30, 2022 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$2,174

Current lease liabilities	Operating lease liabilities	$353
Non-current lease liabilities	Long-term operating lease liabilities	1,969
Total lease liabilities		$2,322

Maturities of lease liabilities at September 30, 2022 are as follows:

Payments	(in thousands)
2023	$449
2024	680
2025	721
2026	762
2027 and thereafter	528
Total undiscounted lease payments	3,140
Less: Present value discount	(818)
Total lease liability balance	$2,322

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $2,099,542. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2022:

Years ending June 30,	(in thousands)
2023	292
2024	367
2025	322
2026	203
2027	37
Future Minimum Note Payable Payments	1,221
Less Amount Representing Interest	(146)
Present Value of Minimum Note Payable Payments	1,075
Less Current Portion	(315)
Long-Term Obligations under Equipment Notes Payable	$760

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (continued)

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

The following is an analysis of the minimum finance lease payable payments subsequent to September 30, 2022:

Year ending June 30,	(in thousands)
2023	12
2024	17
2025	6
2026	3
Future Minimum Finance Lease Payable Payments	$38
Less Amount Representing Interest	(2)
Present Value of Minimum Finance Lease Payable Payments	36
Less Current Portion	(15)
Long-Term Obligations under Finance Lease Payable	$21

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

NOTE 14. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 9). Interest on the note during the three months ended September 30, 2022 was accrued by the Company at the prevailing prime rate (which is currently 6.25%) and totaled $1,029. The accrued interest on the note as of September 30, 2022 was $33,788. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the three months ended September 30, 2022 was accrued by the Company at the prevailing prime rate (which is currently 6.25%) and totaled $541. The accrued interest on the note as of September 30, 2022 was $7,431. This note is subordinate to all other credit facilities currently in place.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 14. RELATED PARTY TRANSACTIONS (continued)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 11 – Line of Credit). In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On September 30, 2022, the balance owed under this line of credit was $1,045,384.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same terms (see Note 8). This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. Repayment of this promissory note is personally guaranteed by the Company’s CEO, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 8). This note was repaid in full on October 31,2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. Repayment of the promissory note is personally guaranteed by the Company’s CEO, Louis S. Friedman.

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

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $21,916 at September 30, 2022 (see Note 11). The loan is personally guaranteed by the Company’s CEO, Louis S. Friedman.

NOTE 15. STOCKHOLDERS’ EQUITY

Options

At September 30, 2022, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is shareholder-approved and under which 2,225,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2022, the number of shares available for issuance under the 2015 Plan was 250,000.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 15. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the Company’s stock option activities during the nine months ended September 30, 2022:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2022	1,975,000	3.0	$0.10	$107,500
Granted	-		$-	-
Exercised	-		$-	-
Forfeited or expired	-		$-	-
Options outstanding as of September 30, 2022	1,975,000	2.2	$0.10	-
Options exercisable as of September 30, 2022	862,500	0.9	$0.04	$48,250

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.09 for such day.

There were no stock options exercised during the three months ended September 30, 2022 and the three months ended September 30, 2021.

There were no stock options granted during the three months ended September 30, 2022 and the three months ended September 30, 2021.

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2022:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to $.03	925,000	1.0	$0.03	775,000	$0.03
$.05	50,000	0.8	$0.05	50,000	$0.05
$.15 to $.20	950,000	3.3	$0.17	25,000	$0.17
$.30	50,000	3.9	$0.30	12,500	0.30
Total stock options	1,975,000	2.2	$0.10	862,500	$0.04

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 15. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended September 30,
	2022	2021
	($ in thousands)
Cost of Goods Sold	$1	$-
Other Selling and Marketing	7	1
General and Administrative	4	5
Total Stock-based Compensation Expense	$12	$6

As of September 30, 2022, the Company’s total unrecognized compensation cost was $152,562 which will be recognized over the weighted average vesting period of approximately eleven months.

Warrants

As of September 30, 2022 and 2021, there were no warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at September 30, 2022 and June 30, 2022. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2022, the Company had reserved the following shares of common stock for issuance:

September 30,
2022
Shares of common stock reserved for issuance under the 2015 Plan	2,225,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	6,525,000

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

	Three Months Ended
	(unaudited)
	September 30, 2022	September 30, 2021
Net Sales	100.0%	100.0%
Cost Of Goods Sold	75.5%	75.9%
Gross Margin	24.5%	24.1%
Operating Expenses	17.2%	18.9%
Income from operations	7.3%	5.2%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	September 30, 2022		September 30, 2021
Net Sales:
Liberator	$5,107	63%	$2,741	44%
Jaxx	1,781	22%	1,880	30%
Avana	554	7%	744	12%
Products purchased for resale	315	4%	428	7%
Other	302	4%	431	7%
Total Net Sales	$8,059	100%	$6,224	100%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net sales. Sales for the three months ended September 30, 2022 were approximately $8,059,000, a 29% increase from the comparable prior year period. The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $2,741,000, or 86%, during the quarter from the comparable prior year period, due primarily to higher sales through the Company’s e-commerce site, Liberator.com, and higher sales through Amazon.

•

Jaxx sales – Jaxx product sales decreased 5% from the prior year first quarter to $1,781,000, primarily due to reallocating our production resources to fulfill increased demand for the Liberator products.

•

Avana sales – Net sales of Avana products decreased 25% during the quarter from the comparable prior year quarter to $554,000. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair.

•

Products purchased for resale – This product category decreased by 26%, or $113,000, from the prior year first quarter due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. Gross profit margin, as a percentage of sales, increased to 24.5% from 24.1% in the prior year first quarter. Gross profit increased to $1,973,000 from $1,499,000 in the prior year first quarter.

Operating expenses. Total operating expenses for the three months ended September 30, 2022 were approximately 17% of net sales, or approximately $1,397,000, compared to 19% of net sales, or approximately $1,176,000, for the same period in the prior year.

Other income (expense). Interest expense during the first quarter decreased slightly from approximately ($96,000) in fiscal 2022 to approximately ($84,000) in fiscal 2023. The decrease was primarily due to lower average borrowing balances and reduced interest expense on those lower balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Three Months Ended
	September 30,
(Dollars in thousands)	2022	2021
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$617	$169
Cash used in investing activities	$(21)	$(50)
Cash provided by financing activities	$(107)	$(135)

As of September 30, 2022, our cash and cash equivalents totaled $1,347,790, compared to $960,635 in cash and cash equivalents as of September 30, 2021.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $617,000 during the three months ended September 30, 2022 compared to $169,000 net cash provided by operating activities in the three months ended September 30, 2021. The primary components of the cash provided by operating activities in the current year is the net income of $492,000, decrease in Inventory of $158,000 and increase in Accrued Compensation of $110,000, offset in part by an increase in accounts receivable of $290,000.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2022 was $21,000 and related to the purchase and installation of certain production equipment during the period.

Financing Activities

Cash used by financing activities during the three months ended September 30, 2022 of $107,000 was primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes.

Inflation

During fiscal 2022, we experienced increases in various raw material costs and increases in labor and transportation costs. These cost pressures have not stabilized and we anticipate they will continue to increase throughout the fiscal 2023, although there is no assurance this will occur. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

(Dollars in thousands)	Three months ended September 30,
	2022	2021
Net income	$492	$227
Plus interest expense, net	84	96
Plus depreciation and amortization expense	87	71
Plus stock-based compensation	12	4
Adjusted EBITDA	$675	$398

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

LUVU BRANDS, INC.
(Registrant)

November 14, 2022	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2022	By:	/s/ Alexander A. Sannikov
(Date)		Alexander A. Sannikov
Chief Financial Officer (Principal Financial & Accounting Officer)

