Form 10-Q
period 2022-12-31
Luvu Brands, Inc.
filed 2023-02-17
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ✓   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ✓   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of February 14, 2023, there were 76,511,005 shares of common stock outstanding.

LUVU BRANDS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	Page Number

	Consolidated Balance Sheets – At December 31, 2022 (unaudited) and June 30, 2022	4

	Consolidated Statements of Operations – For the Three and Six Months Ended December 31, 2022 and December 31, 2021 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity – For the Six Months Ended December 31, 2022 and December 31, 2021 (unaudited) For the Three Months Ended December 31, 2022 and December 31, 2021 (unaudited)	6

	Consolidated Statements of Cash Flows – For the Six Months Ended December 31, 2022 and December 31, 2021 (unaudited)	7

	Condensed Notes to Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Mine Safety Disclosures	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	31

SIGNATURES		32

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

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2022	June 30,
	(unaudited)	2022
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,875	$859
Accounts receivable, net (1)	1053	1,192
Inventories, net	3,931	3,817
Prepaid expenses	175	165
Total current assets	7,034	6,033

Equipment and leasehold improvements, net	1,963	2,029
Finance lease assets	32	47
Operating lease right-of-use assets, net	2,090	2,255
Other assets	99	100
Total assets	$11,218	$10,464

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,619	$2,680
Current debt	1,780	1,618
Other accrued liabilities (1)	675	630
Operating lease liabilities	368	331
Total current liabilities	5,442	5,259

Noncurrent liabilities:
Long-term debt	727	1,183
Long-term operating lease liabilities	1,874	2,068
Total noncurrent liabilities	2,601	3,251
Total liabilities	8,043	8,510
Commitments and contingencies (See Note 13)	-	-
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at December 31, 2022 and June 30, 2022	-	-
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,511,005 and 76,046,249 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	765	760
Additional paid-in capital	6,211	6,183
Accumulated deficit	(3,801)	(4,989)
Total stockholders’ equity	3,175	1,954
Total liabilities and stockholders’ equity	$11,218	$10,464

(1) During the six months ending December 31, 2022 we reclassified credit balances in accounts receivable of ($106,000) to deferred revenue. For the period ending June 30, 2022, accounts receivable and deferred revenue were adjusted by ($85,000) for comparability only. Consolidated Statement of Cash Flows was adjusted accordingly to reflect these reclassifications.

See accompanying condensed notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in thousands, except share data)
Net Sales	$8,135	$7,186	$16,195	$13,411
Cost of goods sold	5,876	5,609	11,963	10,335
Gross profit	2,259	1,577	4,232	3,076
Operating expenses
Advertising and promotion	200	155	386	287
Other selling and marketing	343	321	708	581
General and administrative	845	772	1,604	1,485
Depreciation and amortization	88	78	175	149
Total operating expenses	1,476	1,326	2,873	2,502
Income from operations	783	251	1,359	574
Other Income (Expense):
Interest expense and financing costs	(88)	(84)	(171)	(180)
Total Other Income (Expense)	(88)	(84)	(171)	(180)
Income before income taxes	695	167	1,188	394
Provision for income taxes	-	-	-	-
Net income	$695	$167	$1,188	$394
Net income per share:
Basic	$0.01	$0.00	$0.02	$0.01
Diluted	$0.01	$0.00	$0.02	$0.01

Shares used in computing net income per share:
Basic	76,232,012	73,682,551	76,139,131	75,088,425
Diluted	76,481,239	74,050,847	76,371,111	76,594,991

See accompanying condensed notes to unaudited consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

 For the Six Months ended December 31, 2022 and December 31, 2021 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, June 30, 2021	4,300,000	$-	75,037,890	$750	$6,166	$(5,593)	$1,323
Stock-based compensation expense	-	-	-	-	10	-	10
Stock option exercises	-	-	222,543	2	1	-	3
Net income for the six months ended December 31, 2021	-	-	-	-	-	394	394
Balance, December 31, 2021 (unaudited)	4,300,000	$-	75,260,433	$752	$6,177	$(5,199)	$1,730

Balance, June 30, 2022	4,300,000	$-	76,046,249	$760	$6,183	$(4,989)	$1,954
Stock-based compensation expense	-	-	-	-	22	-	22
Stock option exercises	-	-	464,756	5	6	-	11
Net income for the six months ended December 31, 2022	-	-	-	-	-	1,188	1,188
Balance, December 31, 2022 (unaudited)	4,300,000	$-	76,511,005	$765	$6,211	$(3,801)	$3,175

For the Three Months ended December 31, 2022 and December 31, 2021 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, September 30, 2021 (unaudited)	4,300,000	$-	75,037,890	$750	$6,170	$(5,366)	$1,554
Stock-based compensation expense	-	-	-	-	6	-	6
Stock option exercises	-	-	22,543	2	1	-	3
Net income for the three months ended December 31, 2021	-	-	-	-	-	167	167
Balance, December 31, 2021 (unaudited)	4,300,000	$-	75,260,433	$752	$6,177	$(5,199)	$1,730

Balance, September 30, 2022 (unaudited)	4,300,000	$-	76,046,249	$760	$6,195	$(4,497)	$2,458
Stock-based compensation expense	-	-	-	-	10	-	10
Stock option exercises	-	-	464,756	5	6	-	11
Net income for the three months ended December 31, 2022	-	-	-	-	-	695	695
Balance, December 31, 2022 (unaudited)	4,300,000	$-	76,511,005	$765	$6,211	$(3,801)	$3,175

See accompanying condensed notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2022	2021
OPERATING ACTIVITIES:	(in thousands)
Net income	$1,188	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	149
Stock based compensation expense	22	10
Provision for bad debt	1	1
Amortization of operating lease right-of-use assets	165	144
Changes in operating assets and liabilities:
Accounts receivable (1)	54	128
Inventories	(114)	(65)
Prepaid expenses and other assets	(9)	(38)
Accounts payable	(61)	71
Accrued compensation	(16)	(204)
Accrued expenses and interest (1)	155	124
Operating leases liability	(158)	(128)
Net cash provided by operating activities	1,402	444

INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(54)	(46)
Net cash used in investing activities	(54)	(46)

FINANCING ACTIVITIES:
Repayment of unsecured notes payable	-	(200)
Proceeds from unsecured notes payable	-	200
Net cash provided by (repaid to) line of credit	(165)	(49)
Repayments of secured notes payable	-	(117)
Repayment of unsecured line of credit	(6)	(6)
Proceeds from exercise of stock options	2	3
Payments on equipment notes	(156)	(121)
Principal payments on leases payable	(7)	(4)
Net cash used in financing activities	(332)	(294)
Net increase (decrease) in cash and cash equivalents	1,016	104
Cash and cash equivalents at beginning of period	859	977
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,875	$1,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$40	$28
Cash paid during the period for:
Interest	$-	$179
Income taxes	$-	$-

(1) During the six months ending December 31, 2022 we reclassified credit balances in accounts receivable of ($106,000) to deferred revenue. For the period ending June 30, 2022, accounts receivable and deferred revenue were adjusted by ($85,000) for comparability only. Consolidated Statement of Cash Flow was adjusted accordingly to reflect these reclassifications.

See accompanying condensed notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2022 (the “2022 10-K”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s 2022 10-K.

Use of Estimates

 The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: income taxes; deferred tax allowance; allowances for doubtful accounts; inventory valuation and allowances; share-based compensation; and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period. During the six months ending December 31, 2022, we reclassified credit balances in accounts receivable of ($106,000) to deferred revenue.

Our total deferred revenue as of June 30, 2022 was $243,944 and was included in “Other accrued liabilities” in the consolidated balance sheets. The deferred revenue balance as of December 31, 2022 was $17,888.

Cost of Goods Sold

Cost of goods sold includes raw materials, labor, manufacturing overhead, and royalty expense.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

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

The following is a summary of Accounts Receivable as of December 31, 2022 and June 30, 2022.

	December 31, 2022	June 30, 2022
	(unaudited)
	(in thousands)
Accounts receivable (1)	$1,104	$1,199
Allowance for doubtful accounts	(1)	(1)
Allowance for discounts and returns	(50)	(6)
Total accounts receivable, net	$947	$1,192

(1) During the six months ending December 31, 2022 we reclassified credit balances in accounts receivable of ($106,000) to deferred revenue. For the period ending June 30, 2022, accounts receivable and deferred revenue were adjusted by ($85,000) for comparability only. Consolidated Statement of Cash Flow was adjusted accordingly to reflect these reclassifications.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead. The Company establishes allowances for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions.

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had bank balances on deposit at December 31, 2022 that exceeded the balance insured by the FDIC by $1,837,756. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and six months ended December 31, 2022, we purchased 35% and 35% respectively, of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2022, we purchased 34% of total inventory purchases from one vendor.

As of December 31, 2022, two of the Company’s customers represents 35% and 18% of the total accounts receivables, respectively. As of June 30, 2022, two of the Company’s customers represents 21% and 13% of the total accounts receivables, respectively. For the three and six months ended December 31, 2022, sales to and through Amazon accounted for 34% and 36% of our net sales, respectively.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

At December 31, 2022 and June 30, 2022, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $687 at December 31, 2022 and $1,050 at June 30, 2022. Advertising expense for the three months ended December 31, 2022 and 2021 was $199,504 and $154,876, respectively. Advertising expense for the six months ended December 31, 2022 and 2021 was $386,498 and $286,766, respectively.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $36,418 and $32,482 for the three months ended December 31, 2022 and 2021, respectively. Expenses for new product development totaled $67,368 and $60,805 for the six months ended December 31, 2022 and 2021, respectively. Research and development costs are included in general and administrative expense.

Equipment and leasehold Improvements

Equipment and Leasehold Improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated service lives for financial reporting purposes of 2-10 years.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gain or loss is recognized that time.

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2022.

Operating Leases

 On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended December 31, 2022 and 2021 was $163,188 and $163,188 respectively. The rent expense for the six months ended December 31, 2022 and 2021 was $326,376 and $326,376 respectively.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	% Change
	(in thousands)
Net Sales by Channel:
Direct	$2,645	$2,174	22%
Wholesale	$5,287	$4,827	10%
Other	$204	$185	10%
Total Net Sales	$8,136	$7,186	13%

	Three Months Ended December 31, 2022	Margin %	Three Months Ended December 31, 2021	Margin %	$ % Change
Gross Profit by Channel:	(in thousands)		(in thousands)
Direct	$1,242	47%	$990	46%	25%
Wholesale	$1,545	29%	$987	20%	57%
Other	$(528)	—%	$(400)	—%	(32)%
Total Gross Profit	$2,259	28%	$1,577	22%	43%

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021	% Change
	(in thousands)
Net Sales by Channel:
Direct	$4,911	$3,921	25%
Wholesale	$10,885	$9,143	19%
Other	$398	$347	15%
Total Net Sales	$16,194	$13,411	21%

	Six Months Ended December 31, 2022	Margin %	Six Months Ended December 31, 2021	Margin %	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$2,256	46%	$1,815	46%	24%
Wholesale	$2,858	26%	$1,963	21%	46%
Other	$(881)	—%	$(703)	—%	(25)%
Total Gross Profit	$4,233	26%	$3,075	23%	38%

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Income Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of December 31, 2022 and 2021, the common stock equivalents did not have any effect on net income per share.

	December 31,
	2022	2021
Common stock options – 2015 Plan	1,450,000	2,350,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,750,000	6,650,000

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

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of December 31, 2022 or June 30, 2022.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventories consisted of the following:

	December 31, 2022	June 30, 2022
	(unaudited)
	(in thousands)
Raw materials	$2,158	$1,893
Work in process	561	440
Finished goods	1,388	1,660
Total inventories	4,107	3,993
Allowance for slow moving inventory	(176)	(176)
Total inventories, net of allowance	$3,931	$3,817

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	December 31, 2022	June 30, 2022	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,275	$3,840	2-10 years
Computer equipment and software	1,170	1,167	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	6 years
Project in process	-	318
Subtotal	6,130	6,010
Accumulated depreciation and amortization	(4,167)	(3,981)
Equipment and leasehold improvements, net	$1,963	$2,029

Depreciation and amortization expense was $88,017 and $77,825 for the three months ended December 31, 2022 and 2021, respectively. For the six months ended December 31, 2022 and 2021, depreciation and amortization expense was $174,873 and $148,513, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2022.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
	(unaudited)
	(in thousands)

Accrued compensation	$327	$344
Accrued expenses and interest (1)	348	286
Other accrued liabilities	$675	$630

(1) During the six months ending December 31, 2022 we reclassified credit balances in accounts receivable of ($106,000) to deferred revenue. For the period ending June 30, 2022, accounts receivable and deferred revenue were adjusted by ($85,000) for comparability only. Audited accounts receivable and deferred revenue balances, reported on Form 10K for the fiscal year ended June 30, 2022, did not change.

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at December 31, 2022 and June 30, 2022 consisted of the following:

	December 31, 2022	June 30, 2022
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 11)	$19	$25
Line of credit (Note 10)	905	1,070
Short-term unsecured notes payable (Note 8)	400	200
Current portion of equipment notes payable (Note 13)	325	308
Current portion secured notes payable (Note 12)	-	-
Current portion of finance leases payable (Note 13)	15	15
Current portion of notes payable – related party (Note 9)	116	116
Total current debt	1,780	1,734
Long-term debt:
Unsecured notes payable (Note 8)	-	200
Finance leases payable (Note 13)	17	25
Equipment notes payable (Note 13)	710	842
Total long-term debt	$727	$1,067

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2022 and June 30, 2022 consisted of the following:

	December 31, 2022	June 30, 2022
	(unaudited)
Current unsecured notes payable:	(in thousands)

13.5% Unsecured note, interest only, due May 1, 2023 (2)	200	200
13.5% Unsecured note, interest only, due July 31, 2023 (3)	100	-
13.5% Unsecured note, interest only, due October 31, 2023 (1)	100	-
Total current unsecured notes payable	400	200

Long-term unsecured notes payable:
13.5% Unsecured note, interest only, due October 31, 2023 (1)	-	100
13.5% Unsecured note, interest only, due July 31, 2023 (3)	-	100
Total long-term unsecured notes payable	-	200
Total unsecured notes payable	$400	$400

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

(2) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to April 30, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. Personally guaranteed by principal stockholder.

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

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at December 31, 2022 and June 30, 2022 consisted of the following:

	December 31, 2022	June 30, 2022
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 3.25%, due on July 1, 2023	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due on July 1, 2023	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	(116)
Long-term unsecured notes payable	$-	$-

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 10. LINE OF CREDIT

The Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs has entered into a credit facility with a finance company, Advance Financial Corporation dated May 24, 2011, as amended, to provide it with an asset based line of credit of up to $1,200,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital and includes an Inventory Advance (as defined in the agreement) of up to the lesser of $500,000 or 125% of the eligible accounts receivable loan. The term of the agreement was one year, renewable for additional one year terms unless either party provides written notice of nonrenewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement are currently charged interest at a rate of prime rate plus 2% over the lenders Index Rate. In addition, there is a Monthly Service Fee (as defined in the agreement) of currently 0.05 % per month.

The Company’s President, Chief Executive Officer (CEO), and majority shareholder. Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 14). On December 31, 2022, the balance owed under this line of credit was $905,410. As of December 31, 2022, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on an unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 12.25%. The aggregate amount owed on the unsecured line of credit was $18,942 at December 31, 2022 and $24,879 at June 30, 2022.

NOTE 12. SECURED NOTE PAYABLE

On February 17, 2021, the Company entered into an agreement with Amazon, whereby Amazon agreed to loan OneUp a total of $200,000. Repayment of this note is by 12 monthly payments of $17,675, which includes interest at 10.99%. This loan was repaid in full on February 17, 2022.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases it facilities under non-cancelable operating leases which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At December 31, 2022, the weighted average remaining lease term for the lease renewal is 5 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at December 31, 2022 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$2,090

Current lease liabilities	Operating lease liabilities	$368
Non-current lease liabilities	Long-term operating lease liabilities	1,874
Total lease liabilities		$2,242

Maturities of lease liabilities at December 31, 2021 are as follows:

Payments	(in thousands)
2023	$330
2024	680
2025	721
2026	762
2027 and thereafter	528
Total undiscounted lease payments	3,021
Less: Present value discount	(779)
Total lease liabilities balance	$2,242

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $2,139,542. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 8.9% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2022:

Years ending June 30,	(in thousands)
2023	$199
2024	379
2025	333
2026	215
2027	41
Future Minimum Note Payable Payments	1,167
Less Amount Representing Interest	(132)
Present Value of Minimum Note Payable Payments	1035
Less Current Portion	(325)
Long-Term Obligations under Equipment Notes Payable	$710

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

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

The following is an analysis of the minimum finance lease payable payments subsequent to December 31, 2022:

Year ending June 30,	(in thousands)
2023	8
2024	17
2025	6
2026	3
Future Minimum Finance Lease Payable Payments	$34
Less Amount Representing Interest	(2)
Present Value of Minimum Finance Lease Payable Payments	32
Less Current Portion	(15)
Long-Term Obligations under Finance Lease Payable	$17

Employment Agreement

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer (CEO). The agreement provides for an annual base salary of $150,000 and eligibility to receive a bonus.  In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to the Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material adverse effect to the company.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 9). Interest on the note during the six months ended December 31, 2022 was accrued by the Company at the prevailing prime rate (which is currently 7.50%) and totaled $1,310. The accrued interest on the note as of December 31, 2022 was $31,598. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the six months ended December 31, 2022 was accrued by the Company at the prevailing prime rate (which is currently 7.50%) and totaled $689. The accrued interest on the note as of December 31, 2022 was $2,520. This note is subordinate to all other credit facilities currently in place.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 14. RELATED PARTY TRANSACTIONS (continued)

The Company’s CEO has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 11 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On December 31, 2022, the balance owed under this line of credit was $905,410.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same terms (see Note 8). This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. Repayment of this promissory note is personally guaranteed by the Company’s CEO, Louis S. Friedman.

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

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 8). This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $18,942 at December 31, 2022 (see Note 11). The loan is personally guaranteed by the Company’s CEO, Louis S. Friedman.

NOTE 15. STOCKHOLDERS’ EQUITY

Options

At December 31, 2022, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is a shareholder-approved and under which 1,450,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2022, the number of shares available for issuance under the 2015 Plan was 362,500.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

 NOTE 15. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2022:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2022	1,975,000	3.0	$0.10	$107,500
Granted	-	-	-	-
Exercised	(475,000)	0.0	$0.03	-
Forfeited or expired	(50,000)	0.0	$0.03	-
Options outstanding as of December 31, 2022	1,450,000	2.7	$0.13	$92,200
Options exercisable as of December 31, 2022	362,500	1.7	$0.05	$52,451

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.19 for such day.

There were 475,000 stock options exercised during the six months ended December 31, 2022 and a total of 250,000 during the six months ended December 31, 2021 in exchange for various consideration including cash, accrued interest and on a cashless basis.

There were no stock options granted during the six months ended December 31, 2022 and 50,000 stock options granted during the six months ended December 31, 2021.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 15. STOCKHOLDERS’ EQUITY (continued)

 The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2022:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to $.03	400,000	1.8	$0.03	275,000	$0.03
$.05	50,000	0.5	$0.05	50,000	$0.05
$.16 to $.20	950,000	3.1	$0.17	25,000	$0.17
$.30	50,000	3.6	$0.30	25,000	$0.30
Total stock options	1,450,000	2.7	$0.13	375,000	$0.05

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2022 and 2021 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	($ in thousands)
Cost of Goods Sold	$1	$1	$2	$1
Other Selling and Marketing	3	2	7	4
General and Administrative	6	3	13	5
Total Stock-based Compensation Expense	$10	$6	$22	$10

As of December 31, 2022, the Company’s total unrecognized compensation cost was $140,562 which will be recognized over the weighted average vesting period of approximately 3.1 years.

Share Purchase Warrants

As of December 31, 2022 and 2021, there were no warrants outstanding.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 (UNAUDITED)

NOTE 15. STOCKHOLDERS’ EQUITY (continued)

Common Stock

The Company’s authorized common stock was 175,000,000 shares at December 31, 2022 and June 30, 2022.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2022, the Company had reserved the following shares of common stock for issuance:

December 31,
2022
Shares of common stock reserved for issuance under the 2015 Plan	1,450,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total Shares of common stock equivalents	5,750,000

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from our Unaudited Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Unaudited Consolidated Financial Statements.

	Three Months Ended
	(unaudited)
	December 31, 2022	December 31, 2021
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.2%	78.0%
Gross Margin	27.8%	22.0%
Operating Expenses	18.1%	18.5%
Income from operations	9.6%	3.5%

	Six Months Ended
	(unaudited)
	December 31, 2022	December 31, 2021
Net Sales	100.0%	100.0%
Cost Of Goods Sold	73.9%	77.1%
Gross Margin	26.1%	22.9%
Operating Expenses	17.7%	18.7%
Income from operations	8.4%	4.3%

                The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	December 31, 2022		December 31, 2021
Net Sales:
Liberator	$4,856	60%	$3,256	45%
Jaxx	2,088	26%	2,346	33%
Avana	542	7%	787	11%
Products purchased for resale	370	4%	490	7%
Other	279	3%	307	4%
Total Net Sales	$8,135	100%	$7,186	100%

	Six Months Ended (unaudited)
(Dollars in thousands)	December 31, 2022		December 31, 2021
Net Sales:
Liberator	$9,964	62%	$5,997	45%
Jaxx	3,869	24%	4,226	32%
Avana	1,096	7%	1,531	11%
Products purchased for resale	685	4%	918	7%
Other	581	3%	739	5%
Total Net Sales	$16,195	100%	$13,411	100%

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Net sales. Sales for the three months ended December 31, 2022 were approximately $8,135,000, a 13.2% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $1,601,000, or 49%, during the quarter from the comparable prior year period, due primarily to higher sales through the Company’s e-commerce site, Liberator.com, and higher sales through Amazon.

•

Jaxx sales – Jaxx product sales decreased 11% from the prior year second quarter to $2,088,000, primarily due to reallocating our production resources to fulfill increased demand for the Liberator products.

•

Avana sales – Net sales of Avana products decreased 31% during the quarter from the comparable prior year quarter to $542,000. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair.

•

Products purchased for resale – This product category decreased by 24%, or $120,000, from the prior year second quarter due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. Gross profit margin, as a percentage of sales, increased to 28% from 22% in the prior year second quarter. Gross profit increased to $2,259,000 from $1,577,000 in the prior year second quarter.

Operating expenses. Total operating expenses for the three months ended December 31, 2022 were approximately 18% of net sales, or approximately $1,476,000, compared to 19% of net sales, or approximately $1,326,000, for the same period in the prior year.

Other income (expense). Interest expense during the second quarter increased slightly from approximately ($84,000) in fiscal 2021 to approximately ($88,000) during the second quarter of fiscal 2022. The increase was primarily due to higher average borrowing balances.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

Net sales. Sales for the six months ended December 31, 2022 were approximately $16,195,000, a 21% increase from the $13,411,000 recorded in the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $3,967,000, or 66%, during the first six months from the comparable prior year period, due primarily to greater sales through the company’s Liberator.com website and through Amazon.com;

•

Jaxx sales – Jaxx product sales decreased $358,000, or 8%, from the prior year first half, primarily due to reallocating our production resources to fulfill increased demand for the Liberator products;

•

Avana sales – Net sales of Avana products decreased $435,000, or 28%, to $1,096,000 during the first six months from the comparable prior year period. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair; and

•

Products purchased for resale – This product category decreased by $233,000, or 25%, from the prior year first half due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs and depreciation.  Gross profit margin, as a percentage of sales, increased to 26% from 23% in the prior year first half. Gross profit increased by 38% to $4,232,000 from $3,076,000 in the prior year first six months.

Operating expenses. Total operating expenses for the six months ended December 31, 2022 were 18% of net sales, or approximately $2,873,000, compared to 19% of net sales, or approximately $2,502,000, for the same period in the prior year.  Of the $370,000 increase, approximately $126,000 was due to higher advertising expense.

Other income (expense). Interest expense during the first six month decreased from expense of approximately ($180,000) in fiscal 2021 to expense of approximately ($171,000) during the first half of fiscal 2022.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
(Dollars in thousands)	2022	2021
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$1,402	$444
Cash used in investing activities	$(54)	$(46)
Cash used in financing activities	$(332)	$(294)

As of December 31, 2022, our cash and cash equivalents totaled $1,875,371, compared to $1,080,564 in cash and cash equivalents as of December 31, 2021.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $1,402,000 during the six months ended December 31, 2022 compared to $444,000 net cash provided by operating activities in the six months ended December 31, 2021.  The primary components of the cash provided by operating activities in the current year is the net income of $1,188,000, a decrease in accounts receivable of $159,000, offset in part by an increase in inventory of $114,000, and a decrease in accounts payable of $61,000.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2022 was $54,000 and related to the purchase and installation of certain production equipment during the period.

Financing Activities

Cash used in financing activities during the six months ended December 31, 2022 of $332,000 was primarily attributable to the repayment of the line of credit and payments made on equipment notes.

Inflation

During fiscal 2022, we experienced increases in various raw material costs and increases in labor and transportation costs. These cost pressures have not stabilized and we anticipate they will continue to increase throughout fiscal 2023, although there is no assurance this will occur. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the six months ended December 31, 2022 and 2021:

(Dollars in thousands)	Six months ended December 31,
	2022	2021
Net income	$1,188	$394
Plus interest expense, net	172	180
Plus depreciation and amortization expense	175	149
Plus stock-based compensation	22	10
Adjusted EBITDA	$1,557	$733

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited consolidated financial statements appearing in this report.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is there any legal proceeding threatened against the Company. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

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

LUVU BRANDS, INC.
(Registrant)

February 17, 2023	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 17, 2023	By:	/s/ Alexander A. Sannikov
(Date)		Alexander A. Sannikov
Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)

