Form 10-K
period 2023-06-30
Luvu Brands, Inc.
filed 2023-10-16
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non−affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, on December 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter, was $7,916,117.

The number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on October 12, 2023 was 76,547,672.

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

Headquartered in Atlanta, Georgia, the Company occupies a 140,000 square foot vertically-integrated manufacturing facility.

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

Our 140,000 square foot facility on eight acres is located in a suburb of metro Atlanta, Georgia and includes manufacturing and distribution, sales and marketing, product development, customer service and administrative staff. All of the Liberator, Jaxx and Avana branded products are designed, produced and marketed from our facility in Atlanta, Georgia.

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

Because fabric cutting, sewing, foam contouring, assembly and vacuum packaging are performed in-house, we believe we can exercise greater control over product quality and respond faster to changing customer demands, which gives us a competitive advantage over companies that utilize only out-sourced sewing services. In addition to our in-house sewing capabilities, we outsource the sewing of certain high-volume products to a contract sewing facility in Mexico.

We source raw materials from multiple domestic and foreign suppliers and we have supply contracts in place to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries. We also repurpose over 4,000 pounds of polyurethane foam trim each day, primarily for Jaxx bean bags, which gives us a cost and quality competitive advantage.

In July 2022 and in July 2023, we acquired and installed two new automated sewing conveyor systems for increased capacity and flexibility. This resulted in increased throughput and lower production costs in these operations, which have been partially offset by increased raw material costs and wages.

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

We conduct our wholesale business for Liberator sexual wellness products through four primary channels: (1) adult and female friendly retailers and specialty boutiques, (2) e-tailers who sell our products through adult, mass market, drug and other sites offering sexual wellness products, and (3) wholesale distributors of adult / sexual wellness products. These wholesale accounts have approximately 1,000 retail locations and/or websites in the United States and Canada. We have a growing number of retailers who have added a dedicated Liberator exhibition concept to their merchandising space. We also sell our products in Europe through a Germany based exclusive distributor.

Jaxx Casual Seating

The Company manufactures a line of contemporary casual indoor and outdoor seating under the Jaxx® brand. Jaxx bean bags are an offshoot from Liberator manufacturing as it provides additional revenue from repurposing our polyurethane foam trim into shredded bean bag fill.

The Jaxx indoor beanbag collection includes an offering of adult and children size beanbags in a variety of fabrics, faux-furs and vinyl. The Jaxx product line also includes solid foam indoor furniture collections and outdoor furniture collections that use polystyrene bead filling. The Jaxx product line and accessory products are sold through the following wholesale channels: (1) modern furniture e-tailers, (2) mass marketers, (3) interior designers, (4) schools and daycare centers, and (5) retail furniture stores. We also offer Jaxx private label and custom designs for large regional and national furniture chains. The Company also owns and manages a website under the URLs www.JaxxBeanBags.com and www.JaxxLiving.com for direct-to-consumer sales of Jaxx products.

Avana® Top-of-Bed Comfort Products

The Company sells a unique collection of comfort products that aid in sleep, meditation, and relaxation under the Avana® brand. These products include a diverse offering of top-of-bed support cushions and props, many of which are assistive in relieving medical conditions associated with acid reflux, surgery recovery, and chronic pain.

The Avana product line is sold through e-merchants (including Amazon.com, Walmart.com, medical product distributors and specialty e-tailers) and through our website under the URL www.AvanaComfort.com. We believe that our Avana products compete effectively on the basis of good design, through offering a wide-range of designer colors and fabrics and supported by thousands of 5-star product reviews.

Products Purchased for Resale

We import high-quality pleasure objects from around the world for sale on our direct-to-consumer website Liberator.com.

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

Liberator.com is promoted as a direct B-to-C website, and entertainment and educational venue, where consumers can watch product demonstration videos, peruse ezine blog content on sexual wellness topics, and watch non-pornographic videos on the many facets of human sexuality and erotic expression.

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

Major Customers

Sales to (and through) Amazon accounted for 36% of our net sales during the year ended June 30, 2023 and 31% of our sales for the year ended June 30, 2022. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Competition

We compete with other marketers of sexual wellness, lifestyle and casual seating products both within and outside the U.S. The sexual wellness, bean bag and comfort products are highly fragmented and competition for the sale of such products comes from many types of e-tailers and retailers across diverse channels.

For Liberator products, we believe that our primary competitive advantage is consumer recognition of our iconic brand. Due to the strength of our brand, we have limited direct competition for the majority of our Liberator branded products. In fact, many e-commerce websites refer to Liberator as a product category and not as a generic sex furniture listing. And since we sell through multiple sales channels, we provide consumers with the ability to shop for Liberator intimacy products in an environment or website that they are most comfortable in. We also believe that we differentiate ourselves from conventional sexual wellness products based on our utility of design and overall customer satisfaction as it relates to enhanced intimacy.

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

Human Capital and Resources

As of June 30, 2023, we had 207 employees. The Company’s employment levels may change seasonally based on current and anticipated order levels. Additional staffing is typically required to support the peak holiday period through Valentine’s Day.  None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good. Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development. We are committed to creating and maintaining a work environment in which employees are treated with respect and dignity. We value our diverse employees and provide career and professional development opportunities that foster the success of our company.  An effective approach to human capital management requires that we invest in talent, development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential. We emphasize our core values of innovation, encouragement, motivation, and curiosity with our employees to instill our culture and create an environment of growth and positivity.

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

ITEM 1A. Risk Factors.

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operation. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

We have been adversely affected by the effects of inflation and a potential recession.

Inflation has adversely affected our liquidity, business, financial condition, and results of operations by increasing our overall cost structure and such affects will be further exacerbated if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for our products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation, as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

Competition from other brands may hinder the development of our business.

Increased competitor consolidations, marketplace competition, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our sales, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our sales revenues, we intend to introduce additional products. We may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new products, if at all. Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

Our reliance on logistics service providers, distributors, ecommerce and social media platforms and retailers could affect our ability to efficiently and profitably promote, sell, distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable logistics service providers, distributors, ecommerce and social media platforms and retailers strategically positioned to serve those areas. Most of our distributors and retailers promote, sell and distribute competing products, and our products may represent a small portion of their businesses. The success of our distribution network depends on the performance of the logistics service providers, distributors, ecommerce and social media platforms and retailers in our network. There is a risk they may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other companies who have greater resources than we do. To the extent that our distributors and retailers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and results of operations could be adversely affected. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

We will be dependent on our suppliers and do not have supply agreements with our suppliers. Events adversely affecting our suppliers, manufacturers and contractors would adversely affect us.

If we experience significant increased sales, and since we do not have supply agreements to ensure our requirements, there can be no assurance that additional products will be available when required or on terms that are favorable to us, or that a supplier would allocate sufficient products to us in order to meet our requirements or fill our orders in a timely manner which could lead to delays to our customers, which could hurt our relationships with our customers, result in negative publicity, damage our brand and adversely affect our business, prospects and operating results.

We intend to maintain a full supply chain for the provision of our products. Suppliers, manufacturers, service providers and contractors may elect, at any time, to decline or withdraw services necessary for our operations. Loss of these suppliers, manufacturers, service providers and contractors may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, any significant interruption, negative change in the availability or economics of the supply chain or increase in the prices for the production of our products provided by any such third-party suppliers, manufacturers, service providers and contractors could materially impact our business, financial condition, results of operations and prospects. Any inability to secure required supplies or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, results of operations and prospects.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We are headquartered in Atlanta, Georgia as 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres, which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, and administrative offices. On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease included two months of rent abatement totaling $103,230. Under the lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company pays the landlord a 2% property management fee.  The rent expense under this lease for the 12 months ended June 30, 2023 was $652,752. The rent expense under this lease for the 12 months ended June 30, 2022 was $652,752.

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

ITEM 4. Mine Safety Disclosures.

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group on the OTCQB tier (“OTCQB”) under the symbol “LUVU”. On October 6, 2023, the last reported sale price of our common stock on the OTCQB was $0.08. Any over the counter market quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of October 10, 2023, we had 83 stockholders of record of our common stock. This amount does not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

ITEM 6. [RESERVED].

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2023 and 2022 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2023	Year Ended June 30, 2022
Net sales	100%	100%
Cost of goods sold	75%	77%
Gross profit	25%	23%
Selling, General and Administrative Expenses	20%	19%
Operating income	5%	4%

Fiscal Year ended June 30, 2023 Compared to the Fiscal Year Ended June 30, 2022

Net sales. The net sales increase of 11% in fiscal 2023 from fiscal 2022 consists of a 48% increase in sales of Liberator products, offset, in part, by a 16% decrease in Jaxx products, a 23% decrease in sales of Avana products and 28% decrease in products purchased for resale. Sales of Liberator products increased 48% from the prior year to approximately $17.8 million during fiscal 2023. Sales of Jaxx products decreased 16% during fiscal 2023 to approximately $6.9 million. Sales of Avana products decreased 23% to $2.2 million during fiscal 2023. Sales of all products through the Wholesale sales channel in fiscal 2023 increased 9% from the prior year while the Direct sales channel increased approximately 16% from the prior year. The Wholesale sales channel includes branded products and resale products sold to brick-and-mortar retailers and e-merchants including, but not limited to, Amazon, Overstock and Wayfair. The Wholesale sales channel also includes contract manufacturing services which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of our business. The Direct sales channel consists of consumer sales through our three websites. The increase in sales through the Direct channel was due to higher sales of products sold through our websites.

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2023 increased to 25% from 23% in the prior year. Gross profit dollars increased to $7,192,000 from $6,001,000 in the prior year and represented a 21% increase. The Company also continued to implement cost reduction strategies like transitioning the sewing of certain high-volume Jaxx and Avana products to a contract facility in Mexico which, during fiscal 2023, produced approximately 30% of our sewn products and reduced our total cost of production for those products.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2023 were 18% of net sales, or $5,294,000, compared to 18% of net sales, or $4,749,000, for the year ended June 30, 2022.  The 11% increase in operating expenses from the prior year was primarily due to higher advertising and promotion expenses which were incurred in an effort to increase sales, higher occupancy costs, and higher personnel related costs.

Other income (expense). Other expense decreased to ($262,000) from expense of ($342,000) in the prior fiscal year.

Net income. We had a net income from operations of $1,282,000, or $0.02 per diluted share, for the year ended June 30, 2023 compared with net income from operations of $604,000 or $0.01 per diluted share, for the year ended June 30, 2022 due to increase in net sales and improvement in gross profit margin, partially offset by increase in operating expenses.

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

(Dollars in thousands)	Fiscal 2023	Fiscal 2022
Direct	$8,255	$7,136
Wholesale	20,260	18,546
Other	704	661
Total Net Sales	$29,219	$26,343

Net sales in the Other channel consists primarily of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2023	Fiscal 2022
Direct sales channel net sales	$8,255	$7,136
Direct net sales as a percentage of total revenues	28%	27%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2023	Fiscal 2022
Wholesale sales channel net sales	$20,260	$18,546
Wholesale net sales as a percentage of total revenues	69%	70%

As of June 30, 2023, the Company has over 950 active wholesale accounts, most of which are located in the United States.

Sales by Product Type

The following table represents the dollars and percentage of net sales by product type:

(Dollars in thousands)	Year Ended June 30, 2023		Year Ended June 30, 2022
Net sales:
Liberator	$17,744	61%	$11,978	45%
Jaxx	6,923	24%	8,293	32%
Avana	2,219	7%	2,893	11%
Products purchased for resale	1,165	4%	1,615	6%
Other	1,168	4%	1,564	6%
Total Net Sales	$29,219	100%	$26,343	100%

Liberator - Liberator products consist of items that are manufactured by us and are intended for sale in the sexual health and wellness market. Liberator products are sold to e-merchants, retailers and distributors as well as directly through our e-commerce site. Net sales of Liberator products increased 48% during the year ended June 30, 2023, from the comparable year earlier period. This increase is primarily related to higher sales through our e-commerce site, Liberator.com.

Jaxx - Jaxx products are contemporary seating products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products decreased 16% during the year ended June 30, 2023, compared to the prior year. This decrease is primarily due to lower sales of Jaxx indoor and outdoor products.

Avana - The Avana product line is a unique collection of top-of-bed and comfort products that aid in sleep, meditation, and relaxation. Avana products are sold through e-merchants, mail order catalogers and through our e-commerce site. Net sales of Avana products decreased 23% during the year ended June 30, 2023, compared to the prior year. The decrease in sales was due primarily to increased competition from lower priced products from China and other countries.

Products purchased for resale – Products purchased for resale are other branded products that we purchase from others at wholesale or distributor prices and resell through our sales channels to e-merchants, retailers, or through one of our e-commerce sites. Sales of these products decreased 28% during the year ended June 30, 2023 from the prior year, due to consumer demand shrinkage across the industry. Sales of these products is increasingly competitive and, as a result, the Company has elected to only offer a more curated selection of products that typically have a higher gross profit.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2023 decreased 25% from the prior year.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:	Year ended June 30,
	2023	2022
	(in thousands)
Cash flow data from continuing operations:
Cash provided by operating activities	$661	$387
Cash used in investing activities	$(115)	$(52)
Cash used in financing activities	$(364)	$(453)

As of June 30, 2023, our cash and cash equivalents totaled $1,041,310 compared to $858,870 in cash and cash equivalents as of June 30, 2022.

Operating Activities

Net cash provided by operating activities primarily consists of the net income adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in operating assets and liabilities. Net cash provided by operating activities increased from the prior year due to the net income from operations, offset, in part, by an increase in inventory.

Investing Activities

Cash used in investing activities in the year ended June 30, 2023 and June 30, 2022 was primarily for production equipment purchases and software development work.

Financing Activities

Cash used in financing activities in the year ended June 30, 2023 and June 30, 2022 was primarily due to repayment of secured and unsecured notes payable and equipment notes payable offset in part by borrowings through unsecured notes payable.

Inflation

During fiscal 2022 and 2023, we experienced increases in various raw material costs and increases in labor costs. We believe these pricing pressures have not stabilized and will continue to increase throughout fiscal 2024, although there is no assurance this will occur. Inflation can harm our margins and profitability if we are unable to increase prices or improve productivity enough to offset the effects of inflation in our cost base. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Capital Resources

We expect total capital expenditures for fiscal 2024 to be less than $150,000 and to be funded by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2023 are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2023, we carried a valuation allowance of $1.3 million against our net deferred tax assets.

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

In fiscal year 2022 and 2023, we did generate positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections and industry information in making such estimates.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the years ended June 30, 2023 and 2022:

	Year ended June 30,
	2023	2022
	(in thousands)
Net income	$1,199	$604
Plus interest expense, financing costs and income tax	348	342
Plus depreciation and amortization expense	354	306
Plus stock-based compensation expense	46	24
Adjusted EBITDA	$1,947	$1,276

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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Luvu Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Luvu Brands, Inc. (the Company) as of June 30, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit  to  obtain  reasonable assurance  about whether the  financial statements  are free  of  material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2022. Margate, Florida

October 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Luvu Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Luvu Brands, Inc. (the Company) as of June 30, 2022 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Boynton Beach, Florida

October 12, 2022

Luvu Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2023 and 2022

	2023	2022
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,041	$859
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $55 in 2023 and $7 in 2022	1,051	1,107
Inventories, net of allowance for excess or absolete inventory of $252 in 2023 and $176 in 2022	4,202	3,817
Other current assets	84	165
Total current assets	6,378	5,948

Equipment, property and leasehold improvements, net	2,186	2,029
Finance lease assets	24	47
Operating lease assets	1,913	2,255
Deferred tax asset, net	10	-
Other assets	100	100
Total assets	$10,611	$10,379

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,114	$2,680
Current debt	1,659	1,618
Other accrued liabilities	416	545
Operating lease liability	396	331
Total current liabilities	4,585	5,174

Noncurrent liabilities:
Long-term debt	1,148	1,183
Long-term operating lease liability	1,667	2,068
Total noncurrent liabilities	2,815	3,251
Total liabilities	7,400	8,425
Commitments and contingencies (See Note 13)	—	—
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2023 and 2022	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,547,672 and 76,046,249 shares issued and outstanding as of June 30, 2023 and 2022, respectively	765	760
Additional paid-in capital	6,234	6,183
Accumulated deficit	(3,790)	(4,989)
Total stockholders’ equity	3,211	1,954
Total liabilities and stockholders’ equity	$10,611	$10,379

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2023 and 2022

	2023	2022
	(in thousands, except share data)

Net Sales	$29,219	$26,343
Cost of goods sold (excl. depreciation expense presented below)	22,027	20,342
Gross profit	7,192	6,001
Operating expenses:
Advertising and promotion	791	574
Other selling and marketing	1,422	1,189
General and administrative	3,081	2,986
Depreciation	354	306
Total operating expenses	5,648	5,055
Operating income	1,544	946

Other income (expense):
Interest expense and financing costs	(355)	(342)
Total other income (expense)	(355)	(342
Income from operations before income taxes	1,189	604
Benefit for income taxes	10	—
Net income	$1,199	$604

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Shares used in calculation of net income per share:
Basic	76,333,485	75,456,306
Diluted	76,494,717	76,110,815

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended June 30, 2022 and June 30, 2023

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, June 30, 2021	4,300,000	$—	75,037,890	$750	$6,166	$(5,593)	$1,323

Stock-based compensation expense	—	—	—	—	24	—	24
Stock option exercises	—	—	1,008,359	10	(7)	—	3
Net income	—	—	—	—	—	604	604
Ending balance, June 30, 2022	4,300,000	—	76,046,249	760	6,183	(4,989)	1,954

Stock-based compensation expense	—	—	—	—	46	—	46
Stock option exercises	—	—	501,423	5	6	—	12
Net income	—	—	—	—	—	1,199	1,199
Ending balance, June 30, 2023	4,300,000	$—	76,547,672	$765	$6,234	$(3,790)	$3,211

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2023 and 2022

	2023		2022
	(in thousands)
OPERATING ACTIVITIES:
Net income		$1,199	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		354	306
Stock-based compensation expense		46	24
Provision for bad debt		1	22
Provision for slow moving or obsolete inventory		76	3
Change in deferred tax assets		(10)	—
Amortization of operating lease asset		342	298
Change in operating assets and liabilities:
Accounts receivable		54	5
Inventory		(460)	(430)
Prepaid expenses and other assets		81	(34)
Accounts payable		(566)	12
Accrued expenses and interest		(77)	17
Operating lease liability		(337)	(274)
Accrued payroll and related		(42)	(166)
Net cash provided by operating activities		661	387

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements		(115)	(52)
Net cash used in investing activities		(115)	(52)

FINANCING ACTIVITIES:
Borrowing (repayment) under revolving line of credit		(31)	(13)
Repayment of unsecured line of credit		(12)	(12)
Repayments under secured note payable		—	(152)
Proceeds from unsecured notes payable		200	200
Repayment of unsecured notes payable		(200)	(200)
Payments on equipment notes		(308)	(268)
Proceeds from exercise of stock options		2	3
Principal payments on capital leases		(15)	(11)
Net cash used in financing activities		(364)	(453)
Net increase (decrease) in cash and cash equivalents		182	(118)
Cash and cash equivalents at beginning of year		859	977
Cash and cash equivalents at end of year		$1,041	$859

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Purchases of equipment with equipment notes		$414	$346
Finance lease asset obligation in exchange for lease payable	$		$2
Finance lease asset obligation in exchange for lease payable		$—	$23
Cash paid during the year for:
Interest		$350	$338
Income taxes		$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

June 30, 2023 and 2022

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.  Our total deferred revenue as of June 30, 2023 and June 30, 2022 was $18,654 and $18,118, respectively, and was included in “Other accrued liabilities” on our consolidated balance sheets.

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

The following is a summary of Accounts Receivable as of June 30, 2023 and June 30, 2022.

	June 30, 2023	June 30, 2022
	(in thousands)
Accounts receivable	$1,107	$1,114
Allowance for doubtful accounts	(1)	(1)
Allowance for discounts and returns	(55)	(6)
Total accounts receivable, net	$1,051	$1,107

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories and Allowance for Excess and Obsolete Inventory

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2023 and 2022 that exceeded the balance insured by the FDIC by $880,083 and $717,316, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2023, we purchased 33% of total inventory purchases from one vendor.

During 2022, we purchased 34% of total inventory purchases from one vendor.

As of June 30, 2023, two of the Company’s customers represent 35% and 12% of the total accounts receivables, respectively. As of June 30, 2022, two of the Company’s customers represent 21% and 13% of the total accounts receivable, respectively. Sales to (and through) Amazon accounted for 36% and 31% of our net sales during each of the years ended June 30, 2023 and June 30, 2022 respectively.

Fair Value of Financial Instruments

At June 30, 2023 and 2022, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

June 30, 2023 and 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $0 at June 30, 2023 and $1,050 at June 30, 2022. Advertising expense for the years ended June 30, 2023 and 2022 was $790,757 and $574,146, respectively. Which is included in general and administrative expenses in the consolidated statements of operations.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $134,624 for the year ended June 30, 2023 and $117,079 for the year ended June 30, 2022.

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

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the year ended June 30, 2023 and June 30, 2022 was $652,752 and $652,752 respectively. Which is included in general and administrative expenses in the consolidated statements of operations.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

Sales Channel Information

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2023	Year Ended June 30, 2022	% Change
	(in thousands)
Net Sales by Channel:
Direct	$8,255	$7,136	16%
Wholesale	20,260	18,546	9%
Other	704	661	6%
Total Net Sales	$29,219	$26,343	11%

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2023%		June 30, 2022%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$3,802	46%	$3,289	46%	16%
Wholesale	4,916	25%	4,017	22%	24%
Other	(1,526)	(217)%	(1,305)	(197)%	17%
Total Gross Profit	$7,192	25%	$6,001	23%	21%

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

The total potential dilutive securities as of June 30, 2023 and 2022 are as follows:

	2023	2022
Convertible Preferred Stock	4,300,000	4,300,000
Stock options – 2015 Plan	1,400,000	1,975,000
Total	5,700,000	6,275,000

  Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a valuation allowance against our gross deferred tax assets we have determined won’t be utilized. At June 30, 2023, we has a deferred tax asset of $10 thousands we carried a valuation allowance of $1.1 million against our remaining  net deferred tax assets.

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

June 30, 2023 and 2022

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2023 or 2022.

NOTE 4. INVENTORIES

All inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. The Company’s inventories consist of the following components at June 30, 2023 and 2022:

	2023	2022
	(in thousands)
Raw materials	$1,926	$1,893
Work in process	507	440
Finished goods	2,021	1,660
Total inventories	4,454	3,993
Allowance for inventory reserves	(252)	(176)
Total inventories, net of allowance	$4,202	$3,817

NOTE 5. EQUIPMENT, PROPERTY AND LEASEHOLD IMPROVEMENTS, NET

Equipment, property and leasehold improvements at June 30, 2023 and 2022 consisted of the following:

	2023	2022	Estimated Useful Life
	(in thousands)
Factory equipment	$4,356	$3,840	2-10 years
Computer equipment and software	1,171	1,167	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	10 years
Projects in process	320	318
Subtotal	6,532	6,010
Accumulated depreciation	(4,346)	(3,981)
Equipment and leasehold improvements, net	$2,186	$2,029

Depreciation expense was $353,840 and $305,643 for the years ended June 30, 2023 and 2022, respectively.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)
Accrued compensation	$302	$344
Accrued expenses and interest	114	201
Other accrued liabilities	$416	$545

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2023 and 2022 consisted of the following:

	2023	2022
Current debt:	(in thousands)
Unsecured lines of credit (Note 11)	$13	$25
Line of credit (Note 10)	1,039	1,070
Short-term unsecured notes payable (Note 8)	200	200
Current portion of equipment notes payable (Note 13)	392	308
Current portion of finance leases payable (Note 13)	15	15
Total current debt	1,659	1,618
Long-term debt:
Unsecured notes payable (Note 8)	200	200
Equipment notes payable (Note 13)	824	842
Finance leases payable (Note 13)	9	25
Notes payable- related party (Note 9)	116	116
Total long-term debt	$1,148	$1,183

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2023 and 2022 consisted of the following:

	2023	2022
Current debt:	(in thousands)

13.5% Unsecured note, interest only, due May 1, 2023 (2)	-	200
13.5% Unsecured note, interest only, due July 31, 2023 (3)	100	-
13.5% Unsecured note, interest only, due October 31, 2023 (1)	100	-
Total current debt	200	200
Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2023 (3)	-	100
13.5% Unsecured note, interest only, due October 31, 2023 (1)	-	100
13.5% Unsecured note, interest only, due May 1, 2025 (2)	200	-
Total long-term debt	200	200
Total unsecured notes payable	$400	$400

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

(2) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was repaid in full on April 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. Personally guaranteed by principal stockholder.

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

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at June 30, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)
Unsecured note payable to an officer, with interest at 3.25%, due July 1, 2025	$40	$40
Unsecured note payable to an officer, with interest at 3.25%, due July 1, 2025	76	76
Total unsecured notes payable	116	116
Less: current portion	—	—
Long-term unsecured notes payable	$116	$116

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

The Company’s President and Chief Executive Officer (CEO), Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 14). On June 30, 2023, and June 30, 2022, respectively the balance owed under this line of credit was $1,039,013  and $1,070,369. As of June 30, 2023, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman (see Note 14). The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $12,806 at June 30, 2023 and $24,879 at June 30, 2022.

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under non-cancelable operating leases expiring at the end of 2026. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At June 30, 2023, the weighted average remaining lease term for the lease renewal is 5 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at June 30, 2023 is as follows:

Supplemental balance sheet information related to leases at June 30, 2023 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$1,913

Current lease liabilities	Operating lease obligations	$396
Non-current lease liabilities	Long-term operating lease obligations	1,667
Total lease liabilities		$2,063

Maturities of operating lease liabilities at June 30, 2023 are as follows:

Payments	(in thousands)
2024	$680
2025	721
2026	762
2027 and thereafter	528
Total undiscounted lease payments	2,691
Less: Present value discount	(628)
Total operating lease liability balance	$2,063

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of approximately $ 2,147,504. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 7.29% to 11.3%.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 13. COMMITMENTS AND CONTINGENCIES (continued)

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2023:

Year ending June 30,	(in thousands)
2024	$473
2025	427
2026	309
2027	130
2028	39
Future Minimum Note Payable Payments	$1,378
Less Amount Representing Interest	(162)
Present Value of Minimum Note Payable Payments	1,216
Less Current Portion	(392)
Long-Term Obligations under Equipment Notes Payable	$824

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $58,152. These assets are included in the finance lease and include production equipment.

On July 1, 2020 the Company entered into finance lease agreement with Wells Fargo in the amount of $35,000 with monthly payment of $850 with 48-month term at an imputed interest rate of 8.09%.

On January 5, 2022 the Company entered into finance lease agreement with Raymond in the amount of $23,000 with monthly payment of $514 with 48-month term at an imputed interest rate of 3.75%.

The following is an analysis of the minimum finance lease payable payments subsequent to June 30, 2023:

Year ending June 30,	(in thousands)
2024	$16
2025	6
2026	3
Future Minimum Finance Lease Payable Payments	$25
Less Amount Representing Interest	(1)
Present Value of Minimum Finance Lease Payable Payments	24
Less Current Portion	(15)
Long-Term Obligations under Finance Lease Payable	$9

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $155,000 and eligibility to receive a bonus.  In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 13. COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 14. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 9). Interest on the note during the year ended June 30, 2023 was accrued by the Company at the prevailing prime rate (which is currently 8.25%) and totaled $5,336. The accrued interest on the note as of June 30, 2023 was $34,596. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the year ended June 30, 2023 was accrued by the Company at the prevailing prime rate (which is currently 8.25%) and totaled $2,808. The accrued interest on the note as of June 30, 2023 was $4,098. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On June 30, 2023, the balance owed under this line of credit was $1,039,013.

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

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 8). This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was repaid in full on April 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $12,806 at June 30, 2023 and $24,879 at June 30, 2022 (see Note 11). The loan is personally guaranteed by the Company’s CEO and majority shareholder, Louis S. Friedman.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 15. STOCKHOLDERS’ EQUITY

Options

 At June 30, 2023, the Company had the 2015 Equity Incentive Plan (the “2015 Plan”), which is stockholder-approved and under which 1,700,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of June 30, 2023, the number of shares available for issuance under the 2015 Plan was 300,000.

A summary of option activity under the Company’s stock plan for the years ended June 30, 2023 and 2022 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	2,500,000	$0.04	1.9 years	$974,300
Granted	900,000	$0.18	4.8 years
Exercised	(1,175,000)	$0.03
Forfeited or Expired	(250,000)	$0.03
Outstanding at June 30, 2022	1,975,000	$0.10	3.0 years	$107,500
Granted	-	$-
Exercised	(525,000)	$0.03
Forfeited or Expired	(50,000)	$0.03
Outstanding at June 30, 2023	1,400,000	$0.14	3.0 years	$29,000
Exercisable at June 30, 2023	487,500	$0.09	2.7 years	$1,250

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.10, $0.14, and $0.43 at June 30, 2023, 2022 and 2021, respectively.

There were no stock options granted during the year ended June 30, 2023 and 900,000 stock options granted during the year ended June 30, 2022.

During the year ended June 30, 2023 and June 30, 2022 the Company’s proceeds from stock options exercise under 2015 Plan were $2,100 and $3,000 respectively.

The range of fair value assumptions related to options granted during the years ended June 30, 2023 and 2022 were as follows:

	2023	2022
Exercise Price:	$-	$ 0.16 - $0.30
Volatility:	-	500% - 519%
Risk Free Rate:	-	0.65% - 2.90%
Vesting Period:	-	4 years
Forfeiture Rate:	-	0%
Expected Life:	-	4.1 years
Dividend Rate:	-	0%

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 15. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2023:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
0.01 to 0.03	400,000	1.3	$0.03	275,000	$0.03
0.05	—	—	$—	—	—
0.15 to 0.20	950,000	2.7	$0.17	200,000	$0.16
0.30	50,000	3.1	$0.30	12,500	$0.30
Total stock options	1,400,000	2.3	$0.14	487,500	$0.09

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

Stock-based compensation expense recognized in the consolidated statements of operations for each of the fiscal years ended June 30, 2023 and 2022 is based on awards ultimately expected to vest.

 As of June 30, 2023, total unrecognized stock-based compensation expense related to all unvested stock options was $117,125 which is expected to be expensed over a weighted average period of 2.6 years.

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

June 30, 2023 and 2022

NOTE 15. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	For the Years Ended June 30,
	2023	2022
	(in thousands)
Cost of Goods Sold	$4	$3
Other Selling and Marketing	15	11
General and Administrative	27	10
Total	$46	$24

Share Purchase Warrants

As of June 30, 2023 and 2022, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2023 and 2022. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2023, the Company had reserved the following shares of common stock for issuance:

June 30, 2023
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	1,700,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	6,000,000

During fiscal year 2023 and fiscal year 2022 the Company issued 501,423 and 1,008,359 shares of common stock respectively for stock option exercises under 2015 Equity Incentive Plan.

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

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

 NOTE 16. INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2023 and 2022, the Company believed it was more likely than not that future tax benefits from all future net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were partially reserved.

The components of deferred tax assets and liabilities at June 30, 2023 and 2022 are approximately as follows:

	2023	2022

Deferred tax assets:
Inventory reserves	$65	46
Allowance for doubtful accounts	5	2
Stock-based compensation	41	106
Net operating loss carry-forwards	1,041	1,233
Total gross deferred tax assets	1,152	1,387
Valuation allowance	(1,059)	(1,387)
Book to tax depreciation difference - Liability	(83)	—
Net deferred tax assets	$10	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 25% to pretax (income) loss from operations for the years ended June 30, 2023 and 2022 due to the following:

	2023	2022

Tax expense	$306	$156
Permanent differences and change in tax rate estimate	1	—
Valuation (allowance)	(317)	(156)
Net tax benefit	$(10)	$—

At June 30, 2023, the Company had net operating loss (NOL) carryforwards of approximately $4.0 million that may be offset against future taxable income. During 2023 and 2022, the total change in the valuation allowance was approximately $317,000 and $156,000, respectively. The majority of the Company’s NOL’Sbegin to expire in the year 2030.

Luvu Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

 The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2013 through 2023. The Company has not filed its Federal or State tax returns for 2017 through 2022 but expects to file these returns before the end of calendar year 2023.

NOTE 17. – SUBSEQUENT EVENTS

On July 28, 2023 a promissory note dated July 29, 2021 for the amount of $100,000 with an interest rate of 13.5% paid monthly, with the principal due in full on July 31, 2023, was amended and extended with a new promissory note with an interest rate of 13.5%, with the principal due in full on July 31, 2025. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness below.  To address these material weakness, management performed additional procedures to ensure the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2023. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness - Management failed to perform a complete assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) or alternative framework.

(c) Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the current officers and directors of Luvu Brands, Inc.

Name	Age	Position
Louis S. Friedman	71	Chief Executive Officer, President, Director
Martin Scott	55	Chief Financial Officer
Leslie S. Vogelman	71	Treasurer

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

Martin Scott, Chief Financial Officer.  Mr. Scott was appointed chief financial officer effective September 1, 2023.  He has served as founder and executive officer of Martin Scott CFO Consulting Services Inc. since 2002. From March 2022 to January 2023, Mr. Scott served as chief financial officer of MGO Global, Inc. From 2018 to 2020, Mr. Scott served as principal accounting and financial officer of Puradyn Filter Technologies, Inc. Mr. Scott is a Certified Public Accountant. Mr. Scott graduated from Florida State University with a Bachelor of Science degree in Accounting and Finance.

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

Directors’ Compensation

For the fiscal years ended June 30, 2023 and 2022, our directors did not receive any compensation in their capacity as a director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, there were no reports untimely filed during the fiscal year ended June 30, 2023.

Code of Ethics

During August 2023 we adopted a code of ethics. The code of ethics is filed as an exhibit to this Form 10-K annual report. The code applies to our officers, director, employees, and certain consultants. The code provides written standards that are designed to deter wrongdoing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations of the code; and (v) accountability for the adherence to the code. A copy of our code of ethics may, upon request made to us in writing at the following address, be made available without charge: 2745 Bankers Industrial Drive, Atlanta, Georgia, 30360.

ITEM 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2023 and 2022 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Comp- ensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2023	151,538	—	—	—	—	—	151,538
President, Chief Executive	2022	150,000	—	—	—	—	—	150,000
Officer and Chairman of the Board
Alexander A. Sannikov	2023	150,000	—	—	—	—	—	150,000
Chief Financial Officer(2)	2022	31,154	—	—	50,000 (3)	—	—	81,154

(1)  The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.

(2)  Resigned on September 1, 2023 effective with the appointment of Mr. Martin Scott as chief financial officer.

(3)  Forfeited effective September 1, 2023 upon Mr. Sannikov’s resignation.

 Incentive and Non-qualified Stock Option and Stock Award Plans

At June 30, 2023 we had options outstanding under the 2015 Equity Incentive Plan. Please see Note 15 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of this plan.

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $155,000 and eligibility to receive a bonus, should the Company implement a bonus plan for executives.  Under the agreement, this executive employee may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to this executive for up to 9 months.

The Company’s wholly owned subsidiary, One Up, has entered into a one year employment agreement with Mr. Scott effective September 1, 2023, providing for a base salary of $126,000 per year. The agreement may be terminated by either party with or without cause on 30 day notice. In addition, Mr. Scott is eligible for Company benefits and will be entitled to indemnification to the maximum extent permitted by applicable law.  In addition; Mr. Scott entered into a Stock Option Agreement pursuant to the Company’s 2015 Equity Incentive Plan granting him an incentive stock option for an aggregate of 200,000 shares of our common stock, 100,000 shares exercisable commencing on September 1, 2024 and the remaining 100,000 shares exercisable commencing on September 1, 2025, at an exercise price of $$0.0812 per share.  The options shall immediately vest upon the Company uplisting to a national exchange or in the event of a “change of control” of the Company, as defined under the Stock Option Agreement. The option is exercisable for a period of 5 years from the initial grant date.

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

Applicable percentage ownership in the following table is based on 76,547,672 shares of common stock and 4,300,000 shares of Series A Convertible Preferred Stock outstanding as of October 12, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 12, 2023, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common	Louis S. Friedman	36,397,233	(1)	45.0%
Common	Martin Scott	0	(2)	—
Common	Leslie Vogelman	596,428	(3)	*

Common	All directors and executive officers as a group (3 persons)	36,993,661		45.8%
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(4)	100.0%
Series A Convertible Preferred Stock	Martin Scott	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000	(4)	100.0%

*    Less than 1%

(1)

Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 71.2 % of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.  Mr. Friedman disclaims any beneficial ownership of shares held by Leslie Vogelman.

(2)	Excludes options to purchase 200,000 of common stock that are subject to vesting.
(3)	Ms. Vogelman disclaims any beneficial ownership of shares held by Louis S. Friedman.
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
2015 Equity Incentive Plan	1,400,000	.10	300,000

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions – refer to Note 14 in the Notes to Consolidated Financial Statements.

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

ITEM 14. Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2023	2022
	(in thousands)
Audit Fees (1)	$50	$42
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

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

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Liggett & Webb P.A. (2022) and Assurance Dimensions (2023) as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Liggett & Webb P.A. and Assurance Dimensions were approved by the Board.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2023 and 2022 begin on page F-1 of this annual report. We are not required to file any financial statement schedules.

(b) Exhibits.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective November 5, 2015	8-K	11/5/15	3.5
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock.	8-K	2/23/11	4.1
10.1	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.2	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.3	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.4	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.5	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.6	Form of promissory note	10-K	10/11/19	10.11
10.7	Employment Agreement between the Company and Louis Friedman dated January 27, 2021*	8-K	2/2/11	10.3
10.8	2015 Equity Incentive Plan*	DEF14C	10/9/15	B
10.9	U.S. Small Business Administration Note by One Up Innovations, Inc. in favor of Ameris Bank	8-K	4/28/20	10.1
10.10	Lease Agreement between Goodsen Land Partners, LLC and OneUp Innovations, Inc. dated November 20, 2020	10-Q	11/12/20	10.1
10.11	Executive Employment Term Sheet dated September 1, 2023 between One Up Innovations, Inc. and Martin Scott*	8-K	9/7/23	10.1
10.12	Stock Option Agreement between Luvu Brands, Inc. and Martin Scott dated September 1, 2023*	8-K	9/7/23	10.2
14.1	Code of Ethics				Filed
16.1	Letter from Liggett & Webb P.A., dated November 3, 2022	8-K	11/3/22	16.1
19.1	Insider Trading Policy				Filed
21.1	Subsidiaries	10-K	9/29/14	21.1
23.1	Consent of Liggett & Webb P.A. independent registered public accounting firm				Filed
23.2	Consent of Assurance Dimensions independent registered public accounting firm				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary.

The Company elected not to provide the summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: October 13, 2023	By:	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President
Date: October 13, 2023	By:	/s/ Martin Scott
Martin Scott, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)	October 13, 2023
Louis S. Friedman

