Form 10-Q
period 2023-09-30
Luvu Brands, Inc.
filed 2023-11-20
CIK 1374567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ __ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 20, 2023, there were 76,547,672 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2023	June 30,
	(unaudited)	2023
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,138	$1,041
Accounts receivable, net	1,169	1,051
Inventories, net	4,055	4,202
Prepaid expenses	122	84
Total current assets	6,484	6,378

Equipment and leasehold improvements, net	2,142	2,186
Finance lease assets	21	24
Right of use assets	1,820	1,913
Deferred Tax asset, net	10	10
Other assets	76	100
Total assets	$10,553	$10,611

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,178	$2,114
Current debt	1,512	1,659
Other accrued liabilities	565	416
Operating lease liability	411	396
Total current liabilities	4,666	4,585

Noncurrent liabilities:
Long-term debt	1,253	1,148
Long-term operating lease liability	1,557	1,667
Total noncurrent liabilities	2,810	2,815
Total liabilities	7,476	7,400
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, 0.0001 par value, 5,700,000 shares authorized none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at September 30, 2023 and June 30, 2023	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,547,672 and 76,547,672 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	765	765
Additional paid-in capital	6,228	6,234
Accumulated deficit	(3,916)	(3,790)
Total stockholders’ equity	3,077	3,211
Total liabilities and stockholders’ equity	$10,553	$10,611

See accompanying condensed notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended September 30,
	2023	2022
	(in thousands, except share data)
Net Sales	$6,126	$8,059
Cost of goods sold	4,643	6,173
Gross profit	1,483	1,886
Operating expenses
Advertising and promotion	269	187
Other selling and marketing	427	365
General and administrative	819	758
Total operating expenses	1,515	1,310
Income / (loss) from operations	(32)	576
Other Income (Expense):
Interest expense and financing costs	(94)	(84)
Total Other Income (Expense)	(94)	(84)
Income before income taxes	(126)	492
Provision for income taxes	—	—
Net (loss) income	$(126)	$492
Net income / (loss) per share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Shares used in computing net (loss) income per share:
Basic	76,547,672	76,046,249
Diluted	76,547,672	76,632,738

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended September 30, 2023 and September 30, 2022 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, June 30, 2022 (unaudited)	4,300,000	$—	76,046,249	$760	$6,183	$(4,989)	$1,954
Stock-based compensation expense	—	—	—	—	12	—	12
Net income for the three months ended September 30, 2022	—	—	—	—	—	492	492
Balance, September 30, 2022 (unaudited)	4,300,000	$—	76,046,249	$760	$6,195	$(4,497)	$2,458

Balance, June 30, 2023 (unaudited)	4,300,000	$—	76,547,672	$765	$6,234	$(3,790)	$3,211
Stock-based compensation expense	—	—	—	—	(6)	—	(6)
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(126)	(126)
Balance, September 30, 2023 (unaudited)	4,300,000	$—	76,547,672	$765	$6,228	$(3,916)	$3,077

See accompanying condensed notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:	(in thousands)
Net (loss) income	$(126)	$492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	99	87
Stock based compensation expense	(6)	12
Bad debt expense	2	1
Amortization of operating lease asset	93	81
Changes in operating assets and liabilities:
Accounts receivable	(119)	(290)
Inventories	147	158
Prepaid expenses and other assets	(36)	(25)
Accounts payable	64	20
Accrued compensation	155	110
Accrued expenses and interest	(7)	48
Operating lease liability	(94)	(77)
Net cash provided by operating activities	172	617

INVESTING ACTIVITIES:
Investment in purchase of equipment and leasehold improvements	(32)	(21)
Net cash used in investing activities	(32)	(21)

FINANCING ACTIVITIES:
Proceeds from unsecured notes payable	200	—
Repayment of unsecured notes payable	(200)	—
Proceeds from secured notes payable	—	—
Net cash provided by (repaid to) line of credit	63	(25)
Repayment of unsecured line of credit	(3)	(3)
Payments on equipment notes	(99)	(76)
Principal payments on leases payable	(4)	(3)
Net cash used in financing activities	(43)	(107)
Net increase in cash and cash equivalents	97	489
Cash and cash equivalents at beginning of period	1,041	859
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,138	$1,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$94	$83
Income taxes	$—	$—

See accompanying condensed notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2023 (the “2023 10-K”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s 2023 10-K.

Use of Estimates

 The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: income taxes; tax valuation allowance; allowances for doubtful accounts; inventory valuation and allowance; share-based compensation; and useful lives for depreciation and amortization. Actual results could differ materially from these estimates.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. We have elected to exclude sales, use and similar taxes from the measurement of the transaction price.  The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts.  Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider the customers ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs when the product is delivered, or in some cases, picked up from one of our distribution centers by the customer.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.

Our total deferred revenue as of September 30, 2023 was $18,754 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of September 30, 2022 was $137,821.

Cost of Goods Sold

Cost of goods sold includes raw materials, labor, manufacturing overhead, depreciation and royalty expense.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts on estimated losses to reflect our estimate of current and past due receivable balances that may not be collected. The allowance for doubtful accounts is based upon our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts and a forecast of projected credit losses. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses in the receivable balance under current conditions. However, significant deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, could materially change these expectations and an additional allowance may be required.

The following is a summary of Accounts Receivable as of September 30, 2023 and June 30, 2023.

	September 30, 2023	June 30, 2023
	(unaudited)
	(in thousands)
Accounts receivable	$1,177	$1,107
Allowance for doubtful accounts	(2)	(1)
Allowance for discounts and returns	(6)	(55)
Total accounts receivable, net	$1,169	$1,051

Inventories and  Allowance for Excess and Obsolete Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Net realizable value is defined as sales price less cost to dispose and a normal profit margin.  Inventory costs include materials, labor, depreciation and overhead. The Company establishes allowance for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The allowance required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions.

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had bank balances on deposit at September 30, 2023 that exceeded the balance insured by the FDIC by $926,492. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three months ended September, 30 2023, we purchased 35% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2023, we purchased 35% of total inventory purchases from one vendor.

As of September 30, 2023, two of the Company’s customers represents 48% and 13% of the total accounts receivables, respectively. As of June 30, 2023, two of the Company’s customers represents 35% and 12% of the total accounts receivables, respectively. For the three months ended September 30, 2023, sales to and through Amazon accounted for 37% of our net sales.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

At September 30, 2023 and June 30, 2023, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short term maturity or current terms for similar instruments.

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

B. Income approach- Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

C. Cost approach- Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Advertising and Promotion Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. There was no Prepaid advertising at September 30, 2023 and at June 30, 2023. Advertising expense for the three months ended September 30, 2023 and 2022 was $ 268,544 and $186,994, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $32,722 and $30,950 for the three months ended September 30, 2023 and 2022, respectively. Research and development costs are included in general and administrative expense.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment and Leasehold Improvements

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2023.

Operating Leases

 On November 2, 2020, the Company entered into an agreement with its landlord on a  lease for the current facilities for six years and two months, beginning January 1, 2021. The  lease includes two months of rent abatement totaling $103,230. Under the lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended September 30, 2023 and 2022 was $163,188 and $163,188, respectively.

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

In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, the Company elected the practical expedient to not separate lease and non-lease components. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. See Note 12 for details.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% Change
	(in thousands)
Net Sales by Channel:
Direct	$1,527	$2,267	-33%
Wholesale	$4,473	$5,598	-20%
Other	$125	$195	-36%
Total Net Sales	$6,126	$8,059	-24%

	Three Months Ended		Three Months Ended
	September 30, 2023	Margin %	September 30, 2022	Margin %	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$720	47%	$1,014	45%	-29%
Wholesale	$1,114	25%	$1,313	23%	-15%
Other	$(251)	-199%	$(353)	-%	29%
Total Gross Profit	$1,582	26%	$1,973	24%	-20%

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements”, which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as accounts receivable, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  The Company adopted this standard in the consolidated financial statements on July 1, 2023. The change had no impact on the Company’s financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income / (Loss) Per Share

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

For the three months ended September 30, 2023, common stock equivalent shares are excluded from the computation of net loss per share as their effect is anti-dilutive. For the three months ended September 30, 2022, the common stock equivalents did not have any effect on net income per share.

	September 30,
	2023	2022
Common stock options – 2015 Plan	1,350,000	1,975,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,650,000	6,275,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of September 30, 2023 or June 30, 2023.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	September 30, 2023	June 30, 2023
	(unaudited)
	(in thousands)
Raw materials	$1,777	$1,926
Work in process	550	507
Finished goods	1,980	2,021
Total inventories	4,307	4,454
Allowance for excess and obsolete inventory	(252)	(252)
Total inventories, net of allowance	$4,055	$4,202

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	September 30, 2023	June 30, 2023	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,730	$4,356	2-10 years
Computer equipment and software	1,172	1,171	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	6 years
Project in process	-	320
Subtotal	6,587	6,532
Accumulated depreciation and amortization	(4,445)	(4,346)
Equipment and leasehold improvements, net	$2,142	$2,186

Depreciation and amortization expense was $99,222 and $86,856 for the three months ended September 30, 2023 and 2022, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2023.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
	(unaudited)
	(in thousands)

Accrued compensation	$457	$302
Accrued expenses and interest	108	114
Other accrued liabilities	$565	$416

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

 Current and long-term debt at September 30, 2023 and June 30, 2023 consisted of the following:

	September 30, 2023	June 30, 2023
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 11)	$10	$13
Line of credit (Note 10)	1,102	1,039
Short-term unsecured notes payable (Note 8)	-	200
Current portion of equipment notes payable (Note 12)	387	392
Current portion of finance leases payable (Note 12)	13	15
Total current debt	1,512	1,659
Long-term debt:
Unsecured notes payable (Note 8)	400	200
Finance leases payable (Note 12)	8	9
Equipment notes payable (Note 12)	729	824
Notes payable – related party (Note 9)	116	116
Total long-term debt	$1,253	$1,148

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2023 and June 30, 2023 consisted of the following:

	September 30, 2023	June 30, 2023
	(unaudited)
Current unsecured notes payable:	(in thousands)

13.5% Unsecured note, interest only, due July 31, 2023 (3)	-	100
13.5% Unsecured note, interest only, due October 31, 2023 (1)	-	100
Total current unsecured notes payable	-	200

Long-term unsecured notes payable:
13.5% Unsecured note, interest only, due May 1, 2025 (2)	200	200
13.5% Unsecured note, interest only, due July 31, 2025 (3)	100	-
13.5% Unsecured note, interest only, due October 31, 2025 (1)	100
Total long-term unsecured notes payable	400	200
Total unsecured notes payable	$400	$400

(1) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. This note was repaid in full on September 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. Personally guaranteed by principal stockholder.

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

(3) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. This note was repaid in full on July 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Personally guaranteed by principal stockholder.

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at September 30, 2023 and June 30, 2023 consisted of the following:

	September 30, 2023	June 30, 2023
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 8.50%, due on July 1, 2025	$40	$40
Unsecured note payable to an officer, with interest at 8.50%, due on July 1, 2025	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

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

The Company’s President, Chief Executive Officer (CEO), and majority shareholder, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 13).  On September 30, 2023 and June 30, 2023, the balance owed under this line of credit were $1,102,122 and $1,039,013, respectively. As of September 30, 2023, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $9,608 at September 30, 2023 and $12,806 at June 30, 2023.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At September 30, 2023, the weighted average remaining lease term for the lease renewal is 4 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at September 30, 2023 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$1,820

Current lease liabilities	Operating lease liabilities	$411
Non-current lease liabilities	Long-term operating lease liabilities	1,557
Total lease liabilities		$1,968

Maturities of lease liabilities at September 30, 2023 are as follows:

Payments	(in thousands)
2024	$515
2025	721
2026	762
2027 and thereafter	528
Total undiscounted lease payments	2,526
Less: Present value discount	(558)
Total lease liability balance	$1,968

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $2,290,061. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 7.29% to 11.3%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2023:

Years ending June 30,	(in thousands)
2024	351
2025	427
2026	309
2027	130
2028	39
Future Minimum Note Payable Payments	1,256
Less Amount Representing Interest	(140)
Present Value of Minimum Note Payable Payments	1,116
Less Current Portion	(387)
Long-Term Obligations under Equipment Notes Payable	$729

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (continued)

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

The following is an analysis of the minimum finance lease payable payments subsequent to September 30, 2023:

Year ending June 30,	(in thousands)
2024	12
2025	6
2026	3
Future Minimum Finance Lease Payable Payments	$21
Less Amount Representing Interest	(1)
Present Value of Minimum Finance Lease Payable Payments	20
Less Current Portion	(13)
Long-Term Obligations under Finance Lease Payable	$8

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and CEO. The agreement provides for an annual base salary of $155,000 and eligibility to receive a bonus.  In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary. As of September 30, 2023 the Company has not accrued a liability as it is not probable.

Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 9). Interest on the note during the three months ended September 30, 2023 was accrued by the Company at the prevailing prime rate (which is currently 8.50%) and totaled $1,615. The accrued interest on the note as of September 30, 2023 was $36,210. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the three months ended September 30, 2023 was accrued by the Company at the prevailing prime rate (which is currently 8.50%) and totaled $850. The accrued interest on the note as of September 30, 2023 was $4,948 and included in Other Current Liabilities on the consolidated balance sheet. This note is subordinate to all other credit facilities currently in place.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 13. RELATED PARTY TRANSACTIONS (continued)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On September 30, 2023, the balance owed under this line of credit was $1,102,122.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same terms (see Note 8). This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. This note was repaid in full on July 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Repayment of this promissory note is personally guaranteed by the Company’s CEO, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 8). This note was repaid in full on October 31, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. This note was repaid in full on October 31, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. Repayment of the promissory note is personally guaranteed by the Company’s CEO, Louis S. Friedman.

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

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $9,608 at September 30, 2023 (see Note 11). The loan is personally guaranteed by the Company’s CEO, Louis S. Friedman.

 NOTE 14. STOCKHOLDERS’ EQUITY

Options

At September 30, 2023, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is shareholder-approved and under which 1,450,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2023, the number of shares available for issuance under the 2015 Plan was 200,000.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 14. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2023:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2023	1,400,000	3.0	$0.14	$29,000
Granted	200,000		-	3,760
Exercised	-		-	-
Forfeited or expired	(250,000)		-	-
Options outstanding as of September 30, 2023	1,350,000	2.2	$0.10	$32,760
Options exercisable as of September 30, 2023	550,000	1.9	$0.09	$23,500

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.10 for such day.

There were no stock options exercised during the three months ended September 30, 2023 and the three months ended September 30, 2022.

On September 1, 2023, 200,000 stock options were granted to a new employee  of the Company under the 2015 Plan with exercise price of $0.081. There were no stock options granted during the three months ended September 30, 2022.

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2023:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to $.03	400,000	1.0	$0.03	325,000	$0.03
$.05 to $.10	200,000	4.9	$0.08	-	$-
$.15 to $.20	700,000	3.4	$0.16	200,000	$0.16
$.30	50,000	2.9	$0.30	25,000	0.30
Total stock options	1,350,000	2.9	$0.12	550,000	$0.09

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 14. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended September 30,
	2023	2022
	($ in thousands)
Cost of Goods Sold	$1	$1
Other Selling and Marketing	3	7
General and Administrative (1)	(10)	4
Total Stock-based Compensation Expense	$(6)	$12

          (1)  Reflects 250,000 forfeited stock options.

On September 1, 250,000 stock options were forfeited by an affiliate of the Company resulting in reversal of stock option-based compensation expense in the amount of $15,625 which was recognized in prior periods.

As of September 30, 2023, the Company’s total unrecognized compensation cost was $89,662 which will be recognized over the weighted average vesting period of approximately twenty-seven months.

Warrants

As of September 30, 2023 and 2022, there were no warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at September 30, 2023 and June 30, 2023.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2023, the Company had reserved the following shares of common stock for issuance:

September 30,
2023
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

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended
	(unaudited)
	September 30, 2023	September 30, 2022
Net Sales	100.0%	100.0%
Cost Of Goods Sold	75.8%	76.5%
Gross Margin	24.2%	23.4%
Operating Expenses	24.7%	16.3%
Income from operations	-0.5%	7.3%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	September 30, 2023		September 30, 2022
Net Sales:
Liberator	$3,324	54%	$5,107	63%
Jaxx	1,799	29%	1,781	22%
Avana	531	9%	554	7%
Products purchased for resale	249	4%	315	4%
Other	224	4%	302	4%
Total Net Sales	$6,126	100%	$8,059	100%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net sales. Sales for the three months ended September 30, 2023 were approximately $6,126,000, a 24% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products decreased $1,784,000, or 35%, during the quarter from the comparable prior year period, due primarily to lower sales through the Company’s e-commerce sites including: Liberator.com, Amazon and third-party e-tailers. Note that the 2022 sales of Liberator products increased largely due to product placement and exposure on the popular Netflix show How to Build a Sex Room”.

•	Jaxx sales – Jaxx product sales increased 1% from the prior year first quarter to $1,799,000

•

Avana sales – Net sales of Avana products decreased 4% during the quarter from the comparable prior year quarter to $531,000. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair.

•

Products purchased for resale – This product category decreased by 21%, or $66,000, from the prior year first quarter due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. Gross profit margin, as a percentage of sales, increased to 24.2 from 23.4% in the prior year first quarter. Gross profit decreased to $1,483,000 from $1,886,000 in the prior year first quarter.

Operating expenses. Total operating expenses for the three months ended September 30, 2023 were approximately 24.7% of net sales, or approximately $1,515,000, compared to 16% of net sales, or approximately $1,310,000, for the same period in the prior year.  The change was a primary the result of higher than expected operating expenses.

Other income (expense). Interest expense during the first quarter increased slightly from approximately ($84,000) in fiscal 2023 to approximately ($96,000) in fiscal 2024. The decrease was primarily due to higher average borrowing balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Three Months Ended
	September 30,
(Dollars in thousands)	2023	2022
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$172	$617
Cash used in investing activities	$(32)	$(21)
Cash provided by financing activities	$(43)	$(107)

As of September 30, 2023, our cash and cash equivalents totaled $1,137,581, compared to $1,347,790 in cash and cash equivalents as of September 30, 2022.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $171,000 during the three months ended September 30, 2023 compared to $617,000 net cash provided by operating activities in the three months ended September 30, 2022.  The primary components of the cash provided by operating activities in the current year is the decrease in Inventory of $146,000 and increase in Accrued Compensation of $155,000, offset in part by a net loss of 125,000 an increase in accounts receivable of $119,000.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2023 was $32,000 and related to the purchase and installation of certain production equipment during the period.

Financing Activities

Cash used by financing activities during the three months ended September 30, 2023 of $43,000 was primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes.

Inflation

During fiscal 2023, we experienced increases in various raw material costs and increases in labor and transportation costs. These cost pressures have not stabilized and we anticipate they will continue to increase throughout the fiscal 2024, although there is no assurance this will occur. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three months ended September 30, 2023 and 2022:

(Dollars in thousands)	Three months ended September 30,
	2023	2022
Net income (loss)	$(126)	$492
Plus interest expense, net	94	84
Plus depreciation and amortization expense	99	87
Plus stock-based compensation	6	12
Adjusted EBITDA	$73	$675

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

LUVU BRANDS, INC.
(Registrant)

November 20, 2023	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 20, 2023	By:	/s/ Martin Scott
(Date)		Martin Scott
Chief Financial Officer (Principal Financial & Accounting Officer)

