Form 10-Q
period 2023-12-31
Luvu Brands, Inc.
filed 2024-02-20
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

As of February 20, 2024, there were 76,547,672 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2023	June 30,
	(unaudited)	2023
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,213	$1,041
Accounts receivable, net	1,277	1,051
Inventories, net	3,494	4,202
Prepaid expenses	113	84
Total current assets	6,097	6,378

Equipment and leasehold improvements, net	2,029	2,186
Finance lease assets	17	24
Operating lease assets	1,723	1,913
Deferred tax asset, net	10	10
Other assets	96	100
Total assets	$9,972	$10,611

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,858	$2,114
Current debt	1,490	1,659
Other accrued liabilities	479	416
Operating lease liability	427	396
Total current liabilities	4,254	4,585

Noncurrent liabilities:
Long-term debt	1,157	1,148
Long-term operating lease liability	1,444	1,667
Total noncurrent liabilities	2,601	2,815
Total liabilities	6,855	7,400
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at December 31, 2023 and June 30, 2023	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,547,672 and 76,547,672 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	765	765
Additional paid-in capital	6,239	6,234
Accumulated deficit	(3,887)	(3,790)
Total stockholders’ equity	3,117	3,211
Total liabilities and stockholders’ equity	$9,972	$10,611

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands, except share data)
Net Sales	$6,786	$8,135	$12,912	$16,195
Cost of goods sold	4,968	5,876	9,512	11,963
Gross profit	1,818	2,259	3,400	4,232
Operating expenses
Advertising and promotion	273	200	541	386
Other selling and marketing	439	343	866	708
General and administrative	849	845	1,668	1,604
Depreciation and amortization	103	88	203	175
Total operating expenses	1,664	1,476	3,278	2,873
Income from operations	154	783	122	1,359
Other Income (Expense):
Interest expense and financing costs	(94)	(88)	(188)	(171)
Total Other Income (Expense)	(94)	(88)	(188)	(171)
Income before income taxes	60	695	(66)	1,188
Provision for income taxes	(31)	-	(31)	-
Net income / (loss)	$29	$695	$(97)	$1,188
Net income per share:
Basic	$0.00	$0.01	$0.00	$0.02
Diluted	$0.00	$0.01	$0.00	$0.02

Shares used in computing net income per share:
Basic	76,547,672	76,232,012	76,547,672	76,139,131
Diluted	77,097,672	76,481,239	76,547,672	76,371,111

See accompanying notes to unaudited condensed consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months ended December 31, 2023 and December 31, 2022 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, June 30, 2022	4,300,000	$—	76,046,249	$760	$6,183	$(4,989)	$1,954
Stock-based compensation expense	—	—	—	—	22	—	22
Stock option exercises	—	—	464,756	5	6		11
Net income for the six months ended December 31, 2022	—	—	—	—	—	1,188	1,188
Balance, December 31, 2022 (unaudited)	4,300,000	$—	76,511,005	$765	$6,211	$(3,801)	$3,175

Balance, June 30, 2023	4,300,000	$—	76,547,672	$765	$6,234	$(3,790)	$3,211
Stock-based compensation expense	—	—	—	—	5	—	5
Net loss for the six months ended December 31, 2023	—	—	—	—	—	(97)	(97)
Balance, December 31, 2023 (unaudited)	4,300,000	$—	76,547,672	$765	$6,239	$(3,887)	$3,117

For the Three Months ended December 31, 2022 and December 31, 2021 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, September 30, 2022 (unaudited)	4,300,000	$—	76,046,249	$760	$6,195	$(4,496)	$2,459
Stock-based compensation expense	—	—	—	—	10	—	10
Stock option exercises	—	—	464,756	5	6	—	11
Net income for the three months ended December 31, 2022	—	—	—	—	—	695	695
Balance, December 31, 2022 (unaudited)	4,300,000	$—	76,511,005	$765	$6,211	$(3,801)	$3,175

Balance, September 30, 2023 (unaudited)	4,300,000	$—	76,547,672	$765	$6,228	$(3,916)	$3,077
Stock-based compensation expense	—	—	—	—	11	—	11
Net income for the three months ended December 31, 2023	—	—	—	—	—	29	29
Balance, December 31, 2023 (unaudited)	4,300,000	$—	76,547,672	$765	$6,239	$(3,887)	$3,117

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2023	2022
OPERATING ACTIVITIES:	(in thousands)
Net income / (loss)	$(97)	$1,188
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	203	175
Stock based compensation expense	5	22
Provision for bad debt	1	1
Amortization of operating lease asset	190	165
Changes in operating assets and liabilities:
Accounts receivable	(227)	54
Inventories	709	(114)
Prepaid expenses and other assets	(27)	(9)
Accounts payable	(258)	(61)
Accrued compensation	4	(16)
Accrued expenses and interest	59	155
Operating lease liability	(192)	(158)
Net cash provided by operating activities	370	1,402

INVESTING ACTIVITIES:
Investment in purchase of equipment and leasehold improvements	(39)	(54)
Net cash used in investing activities	(39)	(54)

FINANCING ACTIVITIES:
Proceeds from unsecured notes payable	200	—
Repayment of unsecured notes payable	(200)	—
Net cash provided by (repaid to) line of credit	52	(165)
Repayment of unsecured line of credit	(6)	(6)
Proceeds from exercise of stock options	—	2
Payments on equipment notes	(197)	(156)
Principal payments on leases payable	(8)	(7)
Net cash provided by financing activities	(159)	(332)
Net increase (decrease) in cash and cash equivalents	172	1,016
Cash and cash equivalents at beginning of period	1,041	859
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,213	$1,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchases of equipment with equipment notes
Cash paid during the period for:
Interest	$30	$40
Income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end condensed balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2023 (the “2023 10-K”).

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

DECEMBER 31, 2023 (UNAUDITED)

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

Our total deferred revenue as of December 31, 2023 was $19,054 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of December 31, 2022 was $17,888.

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

DECEMBER 31, 2023 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Credit Loss

We maintain an allowance for credit loss to reflect our estimate of current and past due receivable balances that may not be collected. The allowance for credit loss is based upon our assessment of the collectability of specific customer accounts, the aging of accounts receivable and our history of bad debts. We believe that the allowance for credit loss is adequate to cover anticipated losses in the receivable balance under current conditions. However, significant deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, could materially change these expectations and an additional allowance may be required.

The following is a summary of Accounts Receivable as of December 31, 2023 and June 30, 2023.

	December 31, 2023	June 30, 2023
	(unaudited)
	(in thousands)
Accounts receivable	$1,309	$1,503
Allowance for credit loss	(1)	(1)
Allowance for discounts and returns	(31)	(21)
Total accounts receivable, net	$1,277	$1,481

During the six months ended December 31, 2023 and 2022 the Company recoded bad debt expense of $1.

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had bank balances on deposit at December 31, 2023 that exceeded the balance insured by the FDIC by $957,833. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the six months ended December, 31 2023, we purchased 33% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2023, we purchased 35% of total inventory purchases from one vendor.

As of December 31, 2023, two of the Company’s customers represents 40% and 20% of the total accounts receivables, respectively. As of June 30, 2023, two of the Company’s customers represents 35% and 12% of the total accounts receivables, respectively. For the three and six months ended December 31, 2023, sales to and through Amazon accounted for 35% and 37%, respectively of our net sales.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ENDED DECEMBER 31, 2023 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

At December 31, 2023 and June 30, 2023, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid Advertising (included in prepaid expenses) was $833 at December 31, 2023 and $687 at December 31, 2022. Advertising expense for the three and six months ended December 31, 2023 and 2022 was $276,330, $541,874, $199,504and  $386,498, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $3,501 and $5,525 for the six months ended December 31, 2023 and 2022, respectively. Research and development costs are included in general and administrative expense.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2023.

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for its existing facilities for six years and two months, beginning January 1, 2021. Under the lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the six months ended December 31, 2023 and 2022 was $328,338 and $326,376, respectively.

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

DECEMBER 31, 2023 (UNAUDITED)

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	% Change
	(in thousands)
Net Sales by Channel:
Direct	$1,831	$2,645	(31)%
Wholesale	$4,778	$5,287	(10)%
Other	$177	$203	(13)%
Total Net Sales	$6,786	$8,135	(17)%

	Three Months Ended December 31, 2023	Margin %	Three Months Ended December 31, 2022	Margin %	$ % Change
Gross Profit by Channel:	(in thousands)		(in thousands)
Direct	$770	42%	$1,242	42%	-%
Wholesale	$1.288	27%	$1,545	27%	-%
Other	$(240)	-%	$(528)	—%	-%
Total Gross Profit	$1,818	27%	$2,259	28%	(1)%

	Six Months Ended	Six Months Ended
	December 31, 2023	December 31, 2022	% Change
	(in thousands)
Net Sales by Channel:
Direct	$3,395	$4,911	(31)%
Wholesale	$8,736	$10,885	(20)%
Other	$781	$399	96%
Total Net Sales	$12,912	$16,195	(20)%

	Six Months Ended		Six Months Ended
	December 31, 2023	Margin %	December 31, 2022	Margin %	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$1,490	43%	$2,256	46%	(34)%
Wholesale	$2,402	27%	$2,858	26%	(15)%
Other	$(881)	-%	$(882)	—%	-%
Total Gross Profit	$3,400	31%	$4,232	26%	(20)%

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted on January 1, 2023, with no effect to the financial statements.

               All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of December 31, 2023 and 2022, the common stock equivalents did not have any effect on net income per share.

	December 30,
	2023	2022
Common stock options – 2015 Plan	1,350,000	1,450,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,650,000	5,750,000

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

During the six months ended December 31, 2023 the Company received a notice from the Internal Revenue Service of Taxes and Penalties due of approximately $125,000. The Company believes once Net Operating Losses and tax credit are applied the penalties and interest will be reduced to approximately $38,000 therefore the Company has accrued $38,000 for estimated penalties and interests as of December 31, 2023.

During the six months ended December 31, 2023 the Company received a notice from the Georgia Department of Revenue of Taxes and Penalties due of approximately $102,000. The Company believes once Net Operating Losses and tax credit are applied the liability will be reduced to penalties and interest will reduced to approximately $6,000 therefore the Company has accrued $6,000 for estimated penalties and interest as of December 31, 2023.

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

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of December 31, 2023 or June 30, 2023.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	December 31, 2023	June 30, 2023
	(unaudited)
	(in thousands)
Raw materials	$1,651	$1,926
Work in process	467	507
Finished goods	1,628	2,021
Total inventories	3,746	4,454
Allowance for inventory reserves	(252)	(252)
Total inventories, net of allowance	$3,494	$4,202

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	December 31, 2023	June 30, 2023	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,720	$4,356	2-10 years
Computer equipment and software	1,173	1,171	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	6 years
Project in process	-	320
Subtotal	6,578	6,532
Accumulated depreciation	(4,549)	(4,346)
Equipment and leasehold improvements, net	$2,029	$2,186

Depreciation expense was $202,992 and $174,873 for the six months ended December 31, 2023 and 2022, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2023.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023
	(unaudited)
	(in thousands)

Accrued compensation	$306	$302
Accrued expenses and interest	173	114
Other accrued liabilities	$479	$788

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at December 31, 2023 and June 30, 2023 consisted of the following:

	December 31, 2023	June 30, 2023
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 11)	$6	$13
Line of credit (Note 10)	1,090	1,039
Short-term unsecured notes payable (Note 8)	-	200
Current portion of equipment notes payable (Note 12)	383	392
Current portion of finance leases payable (Note 12)	11	15
Total current debt	1,490	1,659
Long-term debt:
Unsecured notes payable (Note 8)	400	200
Finance leases payable (Note 12)	5	9
Equipment notes payable (Note 12)	636	824
Notes payable – related party	116	116
Total long-term debt	$1,157	$1,148

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2023 and June 30, 2023 consisted of the following:

	December 31, 2023	June 30, 2023
	(unaudited)
Current unsecured notes payable:	(in thousands)

13.5% Unsecured note, interest only, due July 31, 2023 (3)	-	100
13.5% Unsecured note, interest only, due October 31, 2023 (1)	-	100
Total current unsecured notes payable	-	200

Long-term unsecured notes payable:
13.5% Unsecured note, interest only, due May 1, 2025 (2)	200	200
13.5% Unsecured note, interest only, due July 31, 2025 (3)	100	-
13.5% Unsecured note, interest only, due October 31, 2025 (1)	100
Total long-term unsecured notes payable	400	200
Total unsecured notes payable	$400	$400

(1) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. This note was repaid in full on October 1, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. Personally guaranteed by the Company’s President, Chief Executive Officer (CEO), and majority shareholder, Louis Friedman.

(2) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was repaid in full on April 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. Personally guaranteed by the Company’s President, CEO, and majority shareholder, Louis Friedman.

(3) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. This note was repaid in full on July 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Personally guaranteed by the Company’s President, CEO, and majority shareholder, Louis Friedman.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at December 31, 2023 and June 30, 2023 consisted of the following:

	December 31, 2023	June 30, 2023
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 8.50%, due on July 1, 2025	$40	$40
Unsecured note payable to an officer, with interest at 8.50%, due on July 1, 2025	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

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

The Company’s President, CEO, and majority shareholder, Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 14). On December 31, 2023, the balance owed under this line of credit was $1,090,884. As of December 31, 2023, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $6,307 at December 31, 2023 and $12,806 at June 30, 2023.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At December 31, 2023, the weighted average remaining lease term for the lease renewal is 4 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at December 31, 2023 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$1,723

Current lease liabilities	Operating lease liabilities	$427
Non-current lease liabilities	Long-term operating lease liabilities	1,444
Total lease liabilities		$1,871

Maturities of lease liabilities at December 31, 2023 are as follows:

Payments	(in thousands)
2024	$350
2025	721
2026	762
2027 and thereafter	528
Total undiscounted lease payments	2,361
Less: Present value discount	(490)
Total lease liability balance	$1,871

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

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2023:

Years ending June 30,	(in thousands)
2024	$232
2025	427
2026	309
2027	130
2028	39
Future Minimum Note Payable Payments	1,137
Less Amount Representing Interest	(118)
Present Value of Minimum Note Payable Payments	1,019
Less Current Portion	(383)
Long-Term Obligations under Equipment Notes Payable	$636

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

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

The following is an analysis of the minimum finance lease payable payments subsequent to December 31, 2023:

Year ending June 30,	(in thousands)
2024	8
2025	6
2026	3
Future Minimum Finance Lease Payable Payments	$17
Less Amount Representing Interest	(1)
Present Value of Minimum Finance Lease Payable Payments	16
Less Current Portion	(11)
Long-Term Obligations under Finance Lease Payable	$5

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and CEO. The agreement provides for an annual base salary of $155,000 and eligibility to receive a bonus. In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary. As of December 31, 2023 the Company has not accrued a liability as it is not probable.

Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and majority shareholder in the amount of $76,000 (see Note 9). Interest on the note during the three months ended December 31, 2023 was accrued by the Company at the prevailing prime rate (which is currently 8.50%) and totaled $1,628. The accrued interest on the note as of December 31, 2023 was $37,839. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the three months ended December 31, 2023 was accrued by the Company at the prevailing prime rate (which is currently 8.50%) and totaled $857. The accrued interest on the note as of December 31, 2023 was $5,805. This note is subordinate to all other credit facilities currently in place.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 13. RELATED PARTY TRANSACTIONS (continued)

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit). In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On December 31, 2023, the balance owed under this line of credit was $1,090,884.

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

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 8). This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was repaid in full on April 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. The loan is personally guaranteed by the Company’s CEO, Louis S. Friedman.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $6,307 at December 31, 2023 (see Note 11). The loan is personally guaranteed by the Company’s CEO, Louis S. Friedman.

NOTE 14. STOCKHOLDERS’ EQUITY

Options

At December 31, 2023, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is shareholder-approved and under which 1,450,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2023, the number of shares available for issuance under the 2015 Plan was 150,000.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 14. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the Company’s stock option activities during the nine months ended December 31, 2023:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2023	1,400,000	3.0	$.14	$29,000
Granted	200,000		$-	3,760
Exercised	-		$-	-
Forfeited or expired	(250,000)		$-	-
Options outstanding as of December 31, 2023	1,350,000	2.7	$.115	$21,000
Options exercisable as of December 31, 2023	550,000	1.6	$.09	$18,500

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price options would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.10 for such day.

There were no stock options exercised during the six months ended December 31, 2023 and the six months ended December 31, 2022.

There were 200,000 stock options granted during the six months ended December 31, 2023. There were no stock options granted during the six months ended December 31, 2022.

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2023:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to $.03	400,000	1.0	$.03	325,000	$.03
$.05 to $.10	200,000	4.9	$.08	-	$-
$.15 to $.20	700,000	3.4	$.16	200,000	$.16
$.30	50,000	2.9	$.30	25,000	.30
Total stock options	1,350,000	2.9	$.12	550,000	$.09

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

Stock option-based compensation expense recognized in the condensed consolidated statements of operations for the six months ended December 31, 2023 and 2022 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 14. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes stock option-based compensation expense by line item in the Condensed Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	($ in thousands)
Cost of Goods Sold	$1	$1	$2	$2
Other Selling and Marketing	4	3	7	7
General and Administrative	6	6	(4)	13
Total Stock-based Compensation Expense	$11	$10	$5	$22

As of December 31, 2023, the Company’s total unrecognized compensation cost was $78,388 which will be recognized over the weighted average vesting period of approximately twenty-seven months.

Warrants

As of December 31, 2023 and 2022, there were no warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at December 31, 2023 and June 30, 2023. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2023, the Company had reserved the following shares of common stock for issuance:

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

LUVU BRANDS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED)

NOTE 15. SUBSEQUENT EVENTS

On January 15, 2024, the Company notified Martin Scott, Chief Financial Officer of the Company, that the Company would retain a full time on site Chief Financial Officer effective following the filing of the Company’s Form 10-Q Quarterly Report for the period ended December 31, 2023 (the “Effective Date”).

On January 15, 2024, the Company engaged Chris Knauf to serve as Chief Financial Officer and Controller of the Company commencing on the Effective Date. Mr. Knauf receives an annual salary of $150,000 increasing to $160,000 upon the Effective Date. Mr. Knauf with receive 200,000 stock option will be granted on April 1, 2024 and an additional 200,000 will be granted on July 1,2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Condensed Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with our Interim Unaudited Condensed Consolidated Financial Statements. Dollar amounts below are reflected in thousands.

	Three Months Ended
	(unaudited)
	December 31, 2023	December 31, 2022
Net Sales	100%	100.0%
Cost Of Goods Sold	73.2%	72.2%
Gross Margin	26.8%	27.8%
Operating Expenses	23.9%	18.1%
Income from operations	2.9%	9.6%

	Six Months Ended
	(unaudited)
	December 31, 2023	December 31, 2022
Net Sales	100%	100.0%
Cost Of Goods Sold	73.7%	73.9%
Gross Margin	26.3%	26.1%
Operating Expenses	25.0%	17.7%
Income from operations	1.3%	8.4%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	December 31, 2023		December 31, 2022
Net Sales:
Liberator	$3,789	56%	$4,856	60%
Jaxx	1,766	26%	2,088	26%
Avana	671	10%	542	7%
Products purchased for resale	281	4%	370	4%
Other	279	4%	279	3%
Total Net Sales	$6,786	100%	$8,135	100%

	Six Months Ended (unaudited)
(Dollars in thousands)	December 31, 2023		December 31, 2022
Net Sales:
Liberator	$7,085	55%	$9,964	62%
Jaxx	3,551	28%	3,869	24%
Avana	1,197	9%	1,096	7%
Products purchased for resale	527	4%	685	4%
Other	552	4%	581	3%
Total Net Sales	$12,912	100%	$16,195	100%

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

Net sales. Sales for the three months ended December 31, 2023 were approximately $6,786, a 17% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products decreased $1,067 or 21%, during the quarter from the comparable prior year period, due primarily to lower sales through the Company’s e-commerce site, Liberator.com, and Amazon. The decrease was a result of the increased revenues for the three months ended December 31, 2022, from the Netflix series “How to Build a Sex Room” - 7 part series began July 2022. . Despite increased expenses in advertising and promotion we were not successful in maintaining that growth.

•	Jaxx sales – Jaxx product sales decreased $322 or 15% from the prior year first quarter to $1,799. The decrease was a result of increased competition.

•

Avana sales – Net sales of Avana products decreased $89,000 or 24% during the quarter from the comparable prior year quarter to $531. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair.

•	Products purchased for resale – This product remained the same from the prior year second

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. Gross profit margin, as a percentage of sales, decreased to 26.8% from 27.8% in the prior year first quarter. Gross profit decreased to $1,818 from $2,259 in the prior year first quarter.

Operating expenses. Total operating expenses for the three months ended December 31, 2023 were approximately 24% of net sales, or approximately $1,664 compared to 18% of net sales, or approximately $1,476, for the same period in the prior year. The increase was due to additional spending on advertising, marketing, promotions and well as higher labor costs.

Other income (expense). Interest expense during the first quarter increased slightly from approximately ($88) in fiscal 2023 to approximately ($84) in fiscal 2024. The decrease was primarily due to higher average borrowing balances.

Six Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

Net sales. Sales for the Six months ended December 31, 2023 were approximately $12,912, a 20% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products decreased $2,879, or 29%, during the quarter from the comparable prior year period, due primarily to lower sales through the Company’s e-commerce site, Liberator.com, and Amazon. The decrease was a result of the increased revenues for the six months ended December 31, 2022, from the Netflix series “How to Build a Sex Room” - 7 part series began July 2022. Despite increased expenses in advertising and promotion we were not successful in maintaining that growth.

•	Jaxx sales – Jaxx product sales decreased $318 or 8% from the prior year first quarter to $1,799 The decrease was a result of increased competition.

•

Avana sales – Net sales of Avana products decreased $101 or 9% during the quarter from the comparable prior year quarter to $531. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair.

•	Products purchased for resale – This product category decreased by 6%, or $33, from the prior year six months due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. Gross profit margin, as a percentage of sales, decreased to 26.3% from 26.1% in the prior year first quarter. Gross profit decreased to $3,400 from $4,232 in the prior year first quarter.

Operating expenses. Total operating expenses for the six months ended December 31, 2023 were approximately 25% of net sales, or approximately $3,278 compared to 18% of net sales, or approximately $2,873 for the same period in the prior year. The increase was due to additional spending on advertising, marketing, promotions and well as higher labor costs.

Other income (expense). Interest expense during the six months increased slightly from approximately ($171) in fiscal 2023 to approximately ($188) in fiscal 2024. The decrease was primarily due to higher average borrowing balances.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Six Months Ended
	December 31,
(Dollars in thousands)	2023	2022
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$370	$1,402
Cash used in investing activities	$(39)	$(54)
Cash provided by financing activities	$(159)	$(332)

As of December 31, 2023, our cash and cash equivalents totaled $1,213 compared to $1,875 in cash and cash equivalents as of December 31, 2022.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $370,000 during the Six months ended December 31, 2023 compared to $1,402,000 net cash provided by operating activities in the six months ended December 31, 2022.  The primary components of the cash provided by operating activities in the current year is the decrease in Inventory of $709,000 and increase in Accrued Compensation of $4,000, offset in part by a net loss of 125,000 an increase in accounts receivable of $227,000 decrease accounts payable of $258,000.

Investing Activities

Cash used in investing activities in the Six months ended December 31, 2023 was $39 and related to the purchase and installation of certain production equipment during the period.

Financing Activities

Cash used by financing activities during the Six months ended December 31, 2023 of $159 was primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes.

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

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the six months ended December 31, 2023 and 2022:

(Dollars in thousands)	Six months ended December 31,
	2023	2022
Net income (loss)	$(97)	$1,188
Plus interest expense, net	188	172
Plus depreciation and amortization expense	203	175
Plus stock-based compensation	11	22
Adjusted EBITDA	$305	$1,557

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recent accounting pronouncements

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted on January 1, 2023, with no effect to the financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective following the filing of this report (the “Effective Date”).  Chris Knauf, a current employee of the Company, shall commence serving as Chief Financial Officer and Controller of the Company.  Mr. Knauf receives an annual salary of $150,000 increasing to $160,000 upon the Effective Date. Furthermore, subject to Mr. Knauf’s continued employment, the Company agreed to grant Mr. Knauf options to purchase 200,000 shares of common stock on April 1, 2024 and options to purchase an additional 200,000 shares of common stock on July 1, 2024.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger and Capitalization Agreement	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to the Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3(i)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.3	Designation of Rights and Preferences of Series A Convertible Preferred Stock	8-K	2/23/11	4.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/5/15	3.5
3.6	Bylaws	SB-2	3/2/07	3(ii)
10.1	Letter Agreement, as amended, between LUVU Brands, Inc. and Chris Knauf dated January 11, 2024*				Filed
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer				Filed
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer				Filed
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

February 20, 2024	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 20, 2024	By:	/s/ Martin Scott
(Date)		Martin Scott
Chief Financial Officer (Principal Financial & Accounting Officer)

