Form 10-Q
period 2024-03-31
Luvu Brands, Inc.
filed 2024-05-15
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 000-53314

Luvu Brands, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-3581576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2745 Bankers Industrial Drive, Atlanta, GA	30360
(Address of principal executive offices)	(Zip code)

(770) 246-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2024, there were 76,547,672 shares of common stock outstanding.

LUVU BRANDS, INC.

	PART I – FINANCIAL INFORMATION
		Page Number
ITEM 1.	Financial Statements

	Consolidated Balance Sheets – At March 31, 2024 (unaudited) and June 30, 2023	4

	Consolidated Statements of Operations – For the Three and Nine Months Ended March 31, 2024 and March 31, 2023 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity – For the Nine Months Ended March 31, 2024 and March 31, 2023 (unaudited) and for the Three Months Ended March 31, 2024 and March 2023 (unaudited)	6

	Consolidated Statements of Cash Flows – For the Nine Months Ended March 31, 2024 and March 31, 2023 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	27

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 1A.	Risk Factors	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Mine Safety Disclosures	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	29

SIGNATURES		30

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	June 30,
	2024	2023
	(unaudited)
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,073	$1,041
Accounts receivable, net	1,298	1,051
Inventories, net	3,468	4,202
Prepaid expenses	101	84
Total current assets	5,940	6,378

Equipment and leasehold improvements, net	1,942	2,186
Finance lease assets	13	24
Operating lease assets	1,622	1,913
Deferred tax asset, net	10	10
Other assets	97	100
Total assets	$9,624	$10,611

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,639	$2,114
Current debt	1,496	1,659
Other accrued liabilities	634	416
Operating lease liability	471	396
Total current liabilities	4,240	4,585

Noncurrent liabilities:
Long-term debt	1,062	1,148
Long-term operating lease liability	1,292	1,667
Total noncurrent liabilities	2,354	2,815
Total liabilities	6,594	7,400
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 at March 31, 2024 and June 30, 2023	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,547,672 and 76,547,672 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	765	765
Additional paid-in capital	6,247	6,236
Accumulated deficit	(3,982)	(3,790)
Total stockholders’ equity	3,030	3,211
Total liabilities and stockholders’ equity	$9,624	$10,611

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands, except share data)
Net Sales	$5,923	$6,903	$18,835	$23,098
Cost of goods sold	4,284	5,134	13,795	17,097
Gross profit	1,639	1,769	5,040	6,001
Operating expenses
Advertising and promotion	242	171	785	557
Other selling and marketing	463	342	1,329	1,050
General and administrative	790	784	2,457	2,388
Depreciation and amortization	103	89	307	264
Total operating expenses	1,598	1,386	4,878	4,259
Income from operations	41	383	162	1,742
Other Income (Expense):
Interest expense and financing costs	(135)	(90)	(322)	(262)
Total Other Income (Expense)	(135)	(90)	(322)	(262)
Income before income taxes	(94)	293	(160)	1,480
Provision for income taxes	-	-	(31)	-
Net income (loss)	$(94)	293	$(191)	$1,480
Net income per share:
Basic	$0.00	$0.00	$0.00	$0.02
Diluted	$0.00	$0.00	$0.00	$0.02

Shares used in computing net income per share:
Basic	76,547,672	76,514,264	76,547,672	76,262,350
Diluted	76,547,672	76,740,653	76,547,672	76,471,988

See accompanying notes to unaudited consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 For the Nine Months ended March 31, 2024 and March 31, 2023 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, June 30, 2022	4,300,000	$—	76,046,249	$760	$6,183	$(4,988)	$1,954
Stock-based compensation expense	—	—	—	—	34	—	34
Stock option exercises	—	—	501,423	5	6	—	11
Net income for the nine months ended March 31, 2023	—	—	—	—	—	1,480	1,480
Balance, March 31, 2023 (unaudited)	4,300,000	$—	76,547,672	$765	$6,223	$(3,508)	$3,480

Balance, June 30, 2023	4,300,000	$—	76,547,672	$765	$6,236	$(3,791)	$3,211
Stock-based compensation expense	—	—	—	—	11	—	11
Net loss for the nine months ended March 31, 2024	—	—	—	—	—	(191)	(191)
Balance, March 31, 2024 (unaudited)	4,300,000	$—	76,547,672	$765	$6,247	$(3,982)	$3,030

For the Three Months ended March 31, 2024 and March 31, 2023 (unaudited)

	Series A Preferred				Additional		Total
	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)

Balance, December 31, 2022 (unaudited)	4,300,000	$—	76,511,005	$765	$6,211	$(3,801)	$3,175
Stock-based compensation expense	—	—	—	—	12	—	12
Stock option exercises	—	—	36,667	—	—	—	—
Net income for the three months ended March 31, 2023	—	—	—	—	—	293	293
Balance, March 31, 2023 (unaudited)	4,300,000	$—	76,547,672	$765	$6,223	$(3,508)	$3,480

Balance, December 31, 2023 (unaudited)	4,300,000	$—	76,547,672	$765	$6,241	$(3,888)	$3,118
Stock-based compensation expense	—	—	—	—	6	—	6
Stock option exercises	—	—	—	—	—	—	—
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(94)	(94)
Balance, March 31, 2024 (unaudited)	4,300,000	$—	76,547,672	$765	$6,247	$(3,982)	$3,030

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:	(in thousands)
Net income (loss)	$(191)	$1,480
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	307	264
Stock based compensation expense	11	34
Provision for bad debt	—	1
Amortization of operating lease asset	290	252
Changes in operating assets and liabilities:
Accounts receivable	(247)	(262)
Inventories, net	733	(624)
Prepaid expenses and other assets	(14)	57
Accounts payable	(474)	(344)
Accrued compensation	171	133
Accrued expenses and interest	46	160
Operating lease liability	(299)	(245)
Net cash provided by operating activities	333	906

INVESTING ACTIVITIES:
Investment in purchase of equipment and leasehold improvements	(52)	(113)
Net cash used in investing activities	(52)	(113)

FINANCING ACTIVITIES:
Proceeds from unsecured notes payable	200	200
Repayment of unsecured notes payable	(200)	(200)
Net cash provided by (repaid to) line of credit	64	(71)
Repayment of unsecured line of credit	(10)	(9)
Proceeds from exercise of stock options	—	2
Payments on equipment notes	(292)	(210)
Principal payments on leases payable	(11)	(11)
Net cash provided by financing activities	(249)	(299)
Net increase in cash and cash equivalents	32	494
Cash and cash equivalents at beginning of period	1,041	859
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,073	$1,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non cash item:
Purchases of equipment with equipment notes	$—	$373
Cash paid during the period for:	$—	$—
Interest	$275	$261
Income taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

 Luvu Brands, Inc. (the “Company” or “Luvu”) was incorporated in the State of Florida on February 25, 1999. References to the Company in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). All operations of the Company are currently conducted by OneUp.

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including:

•	JAXX-a diverse range of convertible daybeds, headboard panels, outdoor soft seating and bean bags made from repurposed polyurethane foam trim.

•	AVANA-products for yoga exercise, sleep comfort and inclined bed therapy.

•	LIBERATOR-transformable chaises and specially designed pillow and props for enhancing sexual performance.

•	FOAMLABS-private label Jaxx products and contract manufacturing for hospitality, school, furniture mass market and beyond.

These products are sold through the Company’s websites, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint.

Sales are generated through internet and print advertisements and social marketing. We have a diversified customer base with only one customer accounting for 30% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one customer type.

The accompanying unaudited consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2023 (the “2023 10-K”).

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

Our total deferred revenue as of March 31, 2024 was $19,254 and was included in “Other accrued liabilities” on our consolidated balance sheets. The deferred revenue balance as of March 31, 2023 was $18,272.

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

The following is a summary of Accounts Receivable as of March 31, 2024 and June 30, 2023.

	March 31, 2024	June 30, 2023
	(unaudited)
	(in thousands)
Accounts receivable	$1,299	$1,107
Allowance for doubtful accounts	(1)	(1)
Allowance for discounts and returns	—	(55)
Total accounts receivable, net	$1,298	$1,051

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia.  The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had bank balances on deposit at March 31, 2024 that exceeded the balance insured by the FDIC by $822,772. Accounts receivable is typically unsecured and is derived from revenue earned from customers primarily located in North America and Europe.

During the three and nine months ended March, 31 2024, we purchased 24.6% of total inventory purchases from one vendor.

During the fiscal year ended June 30, 2023, we purchased 35% of total inventory purchases from one vendor.

As of March 31, 2024, one of the Company’s customers represent 44% of the total accounts receivables. As of June 30, 2023, two of the Company’s customers represent 35% and 12% of the total accounts receivables, respectively. For the nine months ended March 31, 2024, sales to and through Amazon accounted for 39% of our net sales.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

At March 31, 2024 and June 30, 2023, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid Advertising (included in prepaid expenses) was $336 at March 31, 2024 and $525 at March 31, 2023. Advertising expense for the nine months ended March 31, 2024 and 2023 was $785,081 and $557,114, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $115,467 and $100,326 for the nine months ended March 31, 2024 and 2023, respectively. Research and development costs are included in general and administrative expense.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2024.

Operating Leases

 On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the nine months ended March 31, 2024 and 2023 was $497,502 and $483,183, respectively.

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change
	(in thousands)
Net Sales by Channel:
Direct	$1,632	$1,913	(15)%
Wholesale	$4,155	$4,819	(14)%
Other	$136	$171	(21	) %
Total Net Sales	$5,923	$6,903	(14)%

	Three Months Ended	Margin	Three Months Ended	Margin	$ %
	March 31, 2024%		March 31, 2023%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$757	46%	$923	48%	(18)%
Wholesale	$1,040	25%	$1,216	25%	(14)%
Other	$(158)	—%	$(370)	—%	57%
Total Gross Profit	$1,639	28%	$1,769	26%	(7)%

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023	% Change
	(in thousands)
Net Sales by Channel:
Direct	$4,992	$6,824	(27)%
Wholesale	$13,406	$15,705	(15)%
Other	$437	$569	(23)%
Total Net Sales	$18,835	$23,098	(19)%

	Nine Months Ended March 31, 2024	Margin %	Nine Months Ended Nine 31, 2023	Margin %	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$2,247	45%	$3,178	47%	(29)%
Wholesale	$3,441	26%	$4,074	26%	(16)%
Other	$(648)	—%	$(1,251)	—%	—%
Total Gross Profit	$5,040	27%	$6,001	26%	(16)%

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Income Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of March 31, 2024 and 2023, the common stock equivalents did not have any effect on net income per share.

	March 31,
	2024	2023
Common stock options – 2015 Plan	1,150,000	1,400,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,450,000	5,700,000

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

On November 27, 2023 the Company received a notice from the Internal Revenue Service of Taxes and Penalties due of approximately $125,000.  The Company believes once Net Operating Losses and tax credits are applied the penalties and interest will be reduced to approximately $38,000 therefore the Company has accrued $38,000 for estimated penalties and interest as of March 31, 2024.

On January 22, 2024, the Company received a notice from the Georgia Department of Revenue for Tax and Penalties due of approximately $104,000.  The Company believes once Net Operating Losses and tax credit are applied the liability will be reduced to penalties and interest of approximately $6,000.  Therefore, the Company has accrued $6,000 for estimated penalties and interest as of March 31, 2024.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of March 31, 2024 or June 30, 2023.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	March 31, 2024	June 30, 2023
	(unaudited)
	(in thousands)
Raw materials	$1,625	$1,926
Work in process	406	507
Finished goods	1,689	2,021
Total inventories	3,720	4,454
Allowance for excess and obsolete inventory	(252)	(252)
Total inventories, net of allowance	$3,468	$4,202

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the remaining lease term or estimated useful lives for leasehold improvements. Equipment and leasehold improvements consisted of the following:

	March 31, 2024	June 30, 2023	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,737	$4,356	2-10 years
Computer equipment and software	1,173	1,171	5-7 years
Office equipment and furniture	205	205	5-7 years
Leasehold improvements	480	480	6 years
Project in process	—	320
Subtotal	6,595	6,532
Accumulated depreciation	(4,653)	(4,346)
Equipment and leasehold improvements, net	$1,942	$2,186

Depreciation expense was $103,874 and $88,902 for the three months ended March 31, 2024 and 2023, respectively. For the nine months ended March 31, 2024 and 2023, depreciation and amortization expense was $306,840 and $263,755, respectively.

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS (continued)

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2024.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
	(unaudited)
	(in thousands)

Accrued compensation	$473	$302
Accrued expenses and interest	161	114
Other accrued liabilities	$634	$416

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

 Current and long-term debt at March 31, 2024 and June 30, 2023 consisted of the following:

	March 31, 2024	June 30, 2023
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 11)	$3	$13
Line of credit (Note 10)	1,103	1,039
Short-term unsecured notes payable (Note 8)	—	200
Current portion of equipment notes payable (Note 12)	379	392
Current portion of finance leases payable (Note 12)	11	15
Total current debt	1,496	1,659
Long-term debt:
Unsecured notes payable (Note 8)	400	200
Finance leases payable (Note 12)	2	9
Equipment notes payable (Note 12)	544	824
Notes payable – related party (Note 9)	116	116
Total long-term debt	$1,062	$1,148

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at March 31, 2024 and June 30, 2023 consisted of the following:

	March 31, 2024	June 30, 2023
	(unaudited)
Current unsecured notes payable:	(in thousands)

13.5% Unsecured note, interest only, due July 31, 2023 (3)	-	100
13.5% Unsecured note, interest only, due October 31, 2023 (1)	-	100
Total current unsecured notes payable	-	200

Long-term unsecured notes payable:
13.5% Unsecured note, interest only, due May 1, 2025 (2)	200	200
13.5% Unsecured note, interest only, due July 31, 2025 (3)	100	-
13.5% Unsecured note, interest only, due October 31, 2025 (1)	100	-
Total long-term unsecured notes payable	400	200
Total unsecured notes payable	$400	$400

(1) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. This note was extended in full on September 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. Personally guaranteed by Louis Friedman, the Company’s SEC and principal stockholder.

(2) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was extended in full on April 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. Personally guaranteed by the Company’s CEO and principal stockholder.

(3) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. This note was extended in full on July 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Personally guaranteed by the Company’s CEO and principal stockholder.

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at March 31, 2024 and June 30, 2023 consisted of the following:

	March 31, 2024	June 30, 2023
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 8.50%, due on July 1, 2025	$40	$40
Unsecured note payable to an officer, with interest at 8.50%, due on July 1, 2025	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

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

The Company’s President, Chief Executive Officer (CEO), and principal shareholder, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 13).  On March 31, 2024, the balance owed under this line of credit was $1,103,049.  As of March 31, 2024, we were current and in compliance with all terms and conditions of this line of credit.

 Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 13.2%. The credit line is for $55,000. The aggregate amount owed on the unsecured line of credit was $3,097 at March 31, 2024 and $12,806 at June 30, 2023.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At March 31, 2024, the weighted average remaining lease term for the lease renewal is 4 years and the weighted average discount rate is 14.49%. Supplemental balance sheet information related to leases at March 31, 2024 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$1,622

Current lease liabilities	Operating lease liabilities	$-
Non-current lease liabilities	Long-term operating lease liabilities	1,764
Total lease liabilities		$1,764

NOTE 12. COMMITMENTS AND CONTINGENCIES (continued)

Maturities of lease liabilities at March 31, 2024 are as follows:

Payments	(in thousands)
Remainder of 2024	$143
2025	721
2026	762
2027 and thereafter	528
Total undiscounted lease payments	2,154
Less: Present value discount	(390)
Total lease liability balance	$1,764

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

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2024:

Years ending June 30,	(in thousands)
Remainder of 2024	113
2025	427
2026	309
2027	130
2028	39
Future Minimum Note Payable Payments	1,018
Less Amount Representing Interest	(95)
Present Value of Minimum Note Payable Payments	923
Less Current Portion	(379)
Long-Term Obligations under Equipment Notes Payable	$544

Finance Leases Payable

The Company has a lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $58,152. These assets are included in the finance lease and include production equipment.

On June 22, 2020 the Company entered into a finance lease agreement with Wells Fargo in the amount of $34,761 with monthly payment of $850 with 48-month term at an imputed interest rate of 8.09%.

On February 1, 2022 the Company entered into a finance lease agreement with Raymond in the amount of $22,862 with monthly payment of $514 with 48-month term at an imputed interest rate of 3.75%.

NOTE 12. COMMITMENTS AND CONTINGENCIES (continued)

The following is an analysis of the minimum finance lease payable payments subsequent to March 31,2024:

Year ending June 30,	(in thousands)
Remainder of 2024	4
2025	6
2026	3
Future Minimum Finance Lease Payable Payments	$13
Less Amount Representing Interest	0
Present Value of Minimum Finance Lease Payable Payments	13
Less Current Portion	(11)
Long-Term Obligations under Finance Lease Payable	$2

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

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the nine months ended March 31, 2024 was accrued by the Company at the prevailing prime rate (which is currently 8.50%) and totaled $4,406. The accrued interest on the note as of March 31, 2024 was $39,449. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the nine months ended March 31, 2024 was accrued by the Company at the prevailing prime rate (which is currently 8.50%) and totaled $2,319. The accrued interest on the note as of March 31, 2024 was $6,652. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit).  In addition, Luvu has provided its corporate guarantees of the credit facility. On March 31, 2024, the balance owed under this line of credit was $1,103,049.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same terms (see Note 8). This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. This note was extended on July 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Repayment of this promissory note is personally guaranteed by the Company’s CEO, Louis S. Friedman.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014, extended by the holder to October 31, 2021. (see Note 8) This note was repaid in full on October 31, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. This note was extended in full on September 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. Repayment of the promissory note is personally guaranteed by the Company’s CEO, Louis Friedman.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 8). This note was repaid in full on April 30, 2021 and extended with the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was repaid in full on April 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 13.2%. The aggregate amount owed on the unsecured line of credit was $3,097 at March 31, 2024 (see Note 11). The loan is personally guaranteed by the Company’s CEO, Louis S. Friedman.

NOTE 14. STOCKHOLDERS’ EQUITY

Options

At March 31, 2024, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is shareholder-approved and under which 1,650,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2024, the number of shares available for issuance under the 2015 Plan was 450,000.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2024:

	Number of Shares Underlying Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
Options outstanding as of June 30, 2023	1,400,000	3.0	$0.14	$29,000
Granted	200,000		$-	3,760
Exercised	-		$-	-
Forfeited or expired	(450,000)		$-	-
Options outstanding as of March 31, 2024	1,150,000	2.1	$0.12	$21,000
Options exercisable as of March 31, 2024	575,000	1.4	$0.09	$18,500

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.08 for such day.

There were no stock options exercised during the nine months ended March 31, 2024. During the nine months ended March 31, 2023, 525,000 stock options were exercised.

 There were 200,000 stock options granted during the nine months ended March 31, 2024. There were no stock options granted during the nine months ended March 31, 2023.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2024:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$.02 to $.03	400,000	0.5	$0.03	350,000	$0.03
$.05 to $.10	-	-	$-	-	$-
$.15 to $.20	700,000	2.9	$0.16	200,000	$0.16
$.30	50,000	2.4	$0.30	25,000	0.30
Total stock options	1,150,000	2.1	$0.12	575,000	$0.09

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

Stock option-based compensation expense recognized in the consolidated statements of operations for the nine months ended March 31, 2024 and 2023 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	($ in thousands)
Cost of Goods Sold	$2	$1	$4	$3
Other Selling and Marketing	8	4	13	11
General and Administrative	(4)	7	(6)	20
Total Stock-based Compensation Expense	$6	$12	$11	$34

As of March 31, 2024, the Company’s total unrecognized compensation cost was $58,115 which will be recognized over the weighted average vesting period of approximately twenty-three months.

Warrants

As of March 31, 2024 and 2023, there were no warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at March 31, 2024 and June 30, 2023.  Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2024, the Company had reserved the following shares of common stock for issuance:

March 31,
2024
Shares of common stock reserved for issuance under the 2015 Plan	1,150,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	5,450,000

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

NOTE 15. SUBSEQUENT EVENTS

On April 1, 2024, the Company issued Christopher Knauf, the Chief Financial Officer and Controller of the Company, 200,000 stock options and an additional 200,000 will be granted on July 1,2024.  The initial 200,000 stock options are exercisable at $0.08 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from our Interim Unaudited Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Interim Unaudited Consolidated Financial Statements.

	Three Months Ended
	(unaudited)
	March 31, 2024	March 31, 2023
Net Sales	100.0%	100.0%
Cost Of Goods Sold	72.3%	74.4%
Gross Margin	27.7%	25.6%
Operating Expenses	27.0%	20.1%
Income from operations	0.7%	5.5%

	Nine Months Ended
	(unaudited)
	March 31, 2024	March 31, 2023
Net Sales	100.0%	100.0%
Cost Of Goods Sold	73.2%	74.0%
Gross Margin	26.8%	26.0%
Operating Expenses	25.9%	18.4%
Income from operations	0.9%	7.5%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	March 31, 2024		March 31, 2023
Net Sales:
Liberator	$3,442	58%	$4,488	65%
Jaxx	1,419	24%	1,220	18%
Avana	681	12%	646	9%
Products purchased for resale	258	4%	272	4%
Other	123	2%	277	4%
Total Net Sales	$5,923	100%	$6,903	100%

	Nine Months Ended (unaudited)
(Dollars in thousands)	March 31, 2024		March 31, 2023
Net Sales:
Liberator	$10,656	57%	$14,452	63%
Jaxx	5,032	27%	5,089	22%
Avana	1,901	10%	1,742	7%
Products purchased for resale	796	4%	957	4%
Other	450	2%	858	4%
Total Net Sales	$18,835	100%	$23,098	100%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net sales. Sales for the three months ended March 31, 2024 were $5,922,760, a 14% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products decreased $1,045,617, or 23%, during the quarter from the comparable prior year period, due primarily to lower sales through the Company’s e-commerce site, Liberator.com, and Amazon.  Sales through Liberator.com, and Amazon primarily decreased due to weakening of the market and increase competition from knock off products.

•

Jaxx sales – Jaxx product sales increased $198,884 or 16% from the prior year third quarter to $1,418.929. The increase was primarily due to the addition of new products and increased customer base that continue to perform well.

•	Avana sales – Net sales of Avana products increased 5% during the quarter from the comparable prior year third quarter to $681,427. The increase was primarily due the addition of new customers.

•

Products purchased for resale – This product category decreased by 5%, or $13,550, from the prior year quarter due to lower sales of certain products through our e-commerce website, Liberator.com. The decrease was primarily due to continued weakening of the adult market.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. Gross profit margin, as a percentage of sales, increased to 27.7% from 25.6% in the prior year quarter. Gross profit decreased to $1,639,143 from 1,768,890 in the prior year quarter.  The 7% percent decrease was primarily due to the decrease in net sales and inflationary pressures on raw materials and shipping costs.

Operating expenses. Total operating expenses for the three months ended March 31, 2024 were approximately 27% of net sales, or approximately $1,599,450 compared to 20% of net sales, or $1,386,315, for the same period in the prior year.  The increase on a percentage and cash basis was primarily due to the decrease in net sales and increase in marketing expenses in advertising to support sales.

Other income (expense). Interest expense during the three months ending March 31, 2024 increased slightly from ($89,858) in fiscal 2023 to ($133,936) during the three months fiscal 2024.

Nine Months Ended March 31, 2024 Compared to Nine Months Ended March 31, 2023

Net sales. Sales for the nine months ended March 31, 2024 were $18,834,616, an 18% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products decreased $3,795,690, or 26%, during the nine months from the comparable prior year period, due primarily to lower sales through the Company’s e-commerce site, Liberator.com, and Amazon.  Sales through Liberator.com, and Amazon primarily decreased due to weakening of the market and increased competition in the market.

•

Jaxx sales – Jaxx product sales decreased $56,846 or 1% from the prior year nine months to $5,031,978,. The increase was primarily due to the addition of new products and increased customer base that continue to perform well.

•	Avana sales – Net sales of Avana products increased 9% during the quarter from the comparable prior year nine months to $1,901,000. The increase was primarily due the addition of new customers.

•

Products purchased for resale – This product category decreased by 17%, or $162,000, from the prior year nine month due to lower sales of certain products through our e-commerce website, Liberator.com. The decrease was primarily due to continued weakening of the market.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. Gross profit margin, as a percentage of sales, increased to 26.8% from 26.0% in the prior year nine months. Gross profit decreased to $5,039,494 from $6,001,000 in the prior year nine months.  The 16% percent decrease was primarily due to the decrease in net sales and inflationary pressures on raw materials and shipping costs.

Operating expenses. Total operating expenses for the nine months ended March 31, 2024 were approximately 26% of net sales, or $4,878,000 compared to 18% of net sales, or approximately $4,259,000, for the same period in the prior year.  The increase on a percentage and cash basis was primarily due to the decrease in net sales and increase in marketing expenses in advertising to support sales.

Other income (expense). Interest expense during the nine months increased slightly from approximately ($262,000) in fiscal 2023 to approximately ($322,000) during the nine months fiscal 2024.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, seasonality costs associated with new product introductions, and changes in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which we operate and sell. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

The following table summarizes our cash flows:
	Nine Months Ended
	March 31,
(Dollars in thousands)	2024	2023
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$333	$906
Cash used in investing activities	$(52)	$(113)
Cash provided by financing activities	$(249)	$(299)

As of March 31, 2024, our cash and cash equivalents totaled $1,072,772, compared to $1,352,619 in cash and cash equivalents as of March 31, 2023.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Our principal sources of liquidity are our cash flow that we generate from our operations, availability of borrowings under our line of credit and cash raised through equity and debt financings.

Operating Activities

Net cash provided by operating activities was $333,000 during the nine months ended March 31, 2024 compared to $906,000 net cash provided by operating activities in the nine months ended March 31, 2023.  The primary components of the cash provided by operating activities in the current year is the decrease in Inventory of $733,000 and increase in Accrued Compensation of $171,000, offset in part by a net loss of $191,000 and increase in accounts receivable of $247,000.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2024 was $52,000 and related to the purchase and installation of certain production equipment during the period.

Financing Activities

Cash used by financing activities during the nine months ended March 31, 2024 of $249,000 was primarily attributable to the repayment of the unsecured notes payable and payments made on equipment notes.

Inflation

During fiscal 2024, we experienced increases in various raw material costs and increases in labor and transportation costs. These cost pressures have not stabilized and we anticipate they will continue to be impactful throughout the fiscal 2024, although there is no assurance this will occur. Furthermore, if our customers reduce their levels of spending in response to increases in retail prices and/or we are unable to pass such cost increases to our customers, our revenues and our profit margins may decrease.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the nine months ended March 31, 2024 and 2023:

(Dollars in thousands)	Nine months ended March 31,
	2024	2023
Net income (loss)	$(191)	$1,480
Plus interest expense, net	322	262
Plus depreciation and amortization expense	307	264
Plus stock-based compensation	10	34
Adjusted EBITDA	$448	$2,040

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recent accounting pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the unaudited consolidated accompanying financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger and Capitalization Agreement	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to the Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3(i)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.3	Designation of Rights and Preferences of Series A Convertible Preferred Stock	8-K	2/23/11	4.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/5/15	3.5
3.6	Bylaws	SB-2	3/2/07	3(ii)
10.1	Agreement between OneUp Innovations, Inc. and Christopher Knauf dated January 18, 2024 Compensatory plan and amendment.				Filed
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer				Filed
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer				Filed
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

May 15, 2024	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2024	By:	/s/ Christopher Knauf
(Date)		Christopher Knauf
Chief Financial Officer (Principal Financial & Accounting Officer)

