Form 10-Q/A
period 2024-03-31
Luvu Brands, Inc.
filed 2024-05-17
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of May 14, 2024, there were 76,547,672 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q amends the quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”) as filed by Luvu Brands, Inc with the Securities and Exchange Commission on May 15, 2024, solely to correct Exhibit 10.1 which inadvertently was not filed with the Form 10-Q and the description on the exhibit list was incomplete. The Form 10-Q continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-Q other than as expressly indicated in this amendment.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger and Capitalization Agreement	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to the Stock Purchase and Recapitalization Agreement	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3(i)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.3	Designation of Rights and Preferences of Series A Convertible Preferred Stock	8-K	2/23/11	4.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/5/15	3.5
3.6	Bylaws	SB-2	3/2/07	3(ii)
10.1	Agreement between OneUp Innovations, Inc. and Christopher Knauf dated January 18, 2024, as supplemented +				Filed
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer				Filed
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer				Filed
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer				Furnished**
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer				Furnished**
101.INS	XBRL Instance Document				Filed*
101.SCH	XBRL Taxonomy Extension Schema Document				Filed*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates management contract or compensatory plan or arrangement.

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

*  Previously filed with our Form 10-Q, originally filed with the Securities and Exchange Commission on May 15, 2024, which is amended hereby.

Copies of this report and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

May 17, 2024	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

3