Form 10-K
period 2024-06-30
Luvu Brands, Inc.
filed 2024-09-30
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files) ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non−affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, on December 29, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter, was $6,123,814.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on September 30, 2024 was 76,642,628.

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

Luvu Brands, Inc.

i

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) for Luvu Brands, Inc. (“Luvu Brands” the “Company” “we” “our” or “us”) may contain forward-looking statements, which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties, and the accuracy of assumptions concerning the Company, the performance of the industry in which they do business, and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.  You should not place undue reliance on forward-looking statements.

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

 These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations, which are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	An anticipated worsening US deficit and a possible further rise in inflation in coming years would put additional stress on consumer spending;

•	competition from other websites, including Amazon, mass market and specialty e-tailers, and sexual wellness retailers and adult-oriented websites;

•	our ability to satisfy, extend, renew, or refinance our existing debt;

•	the loss of one or more significant customers;

•	our ability to generate significant sales revenue from internet, print, and radio advertising;

•	our plan to make continued investments in advertising and marketing;

•	our ability to protect our trademarks, brand image, or other intellectual property rights;

•	any decline in consumer spending, including due to negative impact from economic conditions;

•	our ability to successfully adapt to consumer shopping preferences;

ii

•

Systems interruptions that impair customer access to our sites or other performance failures in our technology infrastructure, including significant disruptions of or breach  in security of information technology systems and violation of data privacy laws;

•	our ability to attract, develop, motivate and maintain well-qualified associates;

•	our history of operating losses and the risk of incurring additional losses in the future;

•	our ability to maintain our brand image, engage new and existing customers and gain market share;

•	changes in U.S. trade policies could significantly increase the costs of certain raw materials, parts or components used in our products and our sales;

•	Our ability to renew our current operating lease for our manufacturing facility at a reasonable rate;

•	unfavorable changes to government regulation of the Internet and ecommerce;

•	the impact of increases in demand for, or the price of, raw materials used to manufacture our products, and any disruption in the supply of those raw materials;

•	changes in government laws affecting our business;

•	our dependence on the experience and competence of our executive officers and other key employees;

•	risks associated with currency fluctuations; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

iii

PART I.

ITEM 1. Business.

General

Luvu Brands, Inc. designs, manufactures and markets a portfolio of consumer lifestyle brands through the Company’s websites, online mass merchants, and specialty retail stores worldwide. Brands include Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Avana®, Top-of-Bed Comfort products and inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery, and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam. These products are sold through the Company’s websites, online mass merchants, and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum-compressed to save on shipping and reduce our carbon footprint.

Headquartered in Atlanta, Georgia, the Company occupies a 140,000-square-foot vertically integrated manufacturing facility.

The Company’s e-commerce websites include liberator.com, jaxxbeanbags.com, and avanacomfort.com.

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

We source raw materials from multiple domestic and foreign suppliers and have supply contracts to produce our specialty fabrics under specific quality control and performance standards with just-in-time deliveries. We also repurpose over 4,000 pounds of polyurethane foam trim daily, primarily for Jaxx bean bags, giving us a cost and quality competitive advantage.

All business activity of the Company is done through our wholly-owned subsidiary, OneUp Innovations, Inc. (“OneUp”). OneUp was organized in 2000 and began operations in 2002.

Business Strategy

We aim to achieve long-term growth and profitability by expanding our distribution channels and customer base for Liberator, Jaxx, and Avana.  We create ongoing collections of innovative products with good design and price-to-value that ship flat-packed and vacuum-compressed. By running our own websites and aligning ourselves with both mass market and specialty retailers, we leave less room for importers and copy-cats to compete. We believe that marketing directly to the customer is the best way to build brands, and by doing so we create value for our customers and wealth for our shareholders.

•

Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material and labor costs by improving the productivity of our Lean manufacturing processes. As demand for certain high-volume products continues to increase, we plan to shift more of the sewing of those products to a contract facility in Mexico.

•

Sustainability. We believe that sustainable operations are both financially and operationally beneficial to our business and critical to our future success. We are acutely focused on waste reduction efforts: repurposing 98% of our foam trim to other products, compressing all of our foam products to reduce freight costs and corrugated use, improving manufacturing processes to reduce waste overall, finding new ways to repurpose certain waste streams and establishing local recycling partnerships to divert waste from landfills.

•

Eco-Packaging. We maintain vacuum-compressed packaging to reduce our carbon footprint, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs.

•

Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expand our offering to distributors, retailers, and e-tailers across every channel of adult, mass market, drug, and specialty accounts. For wholesalers thinking about adding Sexual Wellness products to their retail or online store, our Liberator product line is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for Sexual Wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers’ particular demographic. We offer all our brands for sale through various e-tailers, and for these customers we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, frequently the same day the order is received.

Products, Principal Markets and Methods of Distribution

Liberator Products

We developed a patented brand category called “Liberator Bedroom Adventure Gear”®. The products in this collection are designed to elevate, create motion, and create surfaces and textures that expand the sexual repertoire and make the act of love more exciting. Liberator Bedroom Adventure Gear combines functional design with sensuous textures that transform ordinary bedrooms into supportive landscapes for intimacy. Liberator products present angles, elevations, curves, and motion that help people of all sizes, including those with back injuries and other medical conditions, find comfortable ways to connect intimately while assisting their stamina and performance.

Liberator foam-based products (called “Liberator Shapes”) are manufactured in a variety of heights and widths to accommodate variations in the human body. They consist of differently shaped cushions and props that are available in an assortment of fabric colors to add to the visual excitement. Each of the product profiles of the Liberator Shapes is unique, designed to introduce positions to the sexual experience that were previously difficult to achieve or impossible to achieve with standard pillows or cushions. Liberator Shapes are manufactured from structured polyurethane foam and cut at various angles, platforms, and profiles. The foam base is encased in a tight, fluid-resistant polyester shell, helping the cushions to maintain their shape. Liberator Shapes that are designed to be used in tandem are covered in a proprietary microfiber cover that allows the “Shapes” to adhere to each other without slipping loose. This allows for positioning freedom.

We have also developed vacuum-compressed large profile designs commonly called “Love Loungers or Tantric / Yoga Chaises”. Most of the sex furniture pieces are made from contoured polyurethane foam and covered in a variety of fabrics and colors. These items are marketed as the Esse® Chaise, Equus Wave®, and Prelude® Bench, all in a variety of sizes. Larger designs include products based on shredded polyurethane foam trim encased in a wide range of fabric types and colors and sold under our Zeppelin ® product offering. The Liberator larger profile designs can also be used as lounge seating when not being used for relaxed interaction and creative intimacy. Newer styles are now flat packed with wooden bases and maple feet.

We conduct our wholesale business for Liberator sexual wellness products through four primary channels: (1) adult and female-friendly retailers and specialty boutiques, (2) e-tailers who sell our products through adult, mass market, drug, and other sites offering sexual wellness products, (3) mail order catalogers, and (4) wholesale distributors of adult / sexual wellness products. These wholesale accounts have approximately 1,000 retail locations and websites in the United States and Canada. We have a growing number of retailers who have added a dedicated Liberator exhibition concept to their merchandising space. We also sell our products in Europe through a Germany-based exclusive distributor.

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

Sources and Availability of Raw Materials

We obtain all of the raw materials and component parts used to produce our products from outside sources without long term supply contracts. A number of components, including certain fabrics and polyurethane foam are sourced from suppliers who currently serve as our sole or primary source of supply. We believe we can obtain these raw materials and components from other sources of supply, although we could experience some short-term disruption in our ability to fulfill orders in the event of an unexpected loss of supply from one of the primary suppliers. We utilize dual sourcing on most fabrics and components when effective.

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

Major Customers

Sales to (and through) Amazon accounted for 36% of our net sales during the year ended June 30, 2024 and 36% of our net sales for the year ended June 30, 2023. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Competition

We compete with other marketers of sexual wellness, lifestyle and casual seating products both within and outside the U.S. The sexual wellness, bean bag and comfort products are highly fragmented and competition for the sale of such products comes from many types of e-tailers and retailers across diverse channels.

For Liberator products, our primary competitive advantage is consumer recognition of our iconic brand. Due to the strength of our brand, we have some direct competition for the majority of our Liberator branded products. In fact, many e-commerce websites refer to Liberator as a product category and not as a generic sex furniture listing. And since we sell through multiple sales channels, we provide consumers with the ability to shop for Liberator intimacy products in an environment or website that they are most comfortable in. We also believe that we differentiate ourselves from conventional sexual wellness products based on our utility of design and overall customer satisfaction as it relates to enhanced intimacy.

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

Human Capital and Resources

As of June 30, 2024, we had 192 employees. The Company’s employment levels may change seasonally based on current and anticipated order levels. Additional staffing is typically required to support the peak holiday period through Valentine’s Day. None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good. Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, involved in purpose-driven, meaningful work, and have opportunities for growth and development. We are committed to creating and maintaining a work environment where employees are treated with respect and dignity. We value our diverse employees and provide career and professional development opportunities that foster the success of our company. An effective approach to human capital management requires that we invest in talent, development, culture, and employee engagement. We aim to create an environment where our employees are encouraged to contribute positively and fulfill their potential. We emphasize our core values of innovation, encouragement, motivation, and curiosity with our employees to instill our culture and create an environment of growth and positivity.

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

Inflation has adversely affected our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, and such effects will be further exacerbated if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for our products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation, as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

Competition from other brands may hinder the development of our business.

Increased competitor consolidations, marketplace competition, and competitive product and pricing pressures could impact our earnings, market share, and volume growth. If, due to such pressure or other competitive threats, we are unable to maintain or develop our sales sufficiently, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our sales revenues, we intend to introduce additional products. We may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new brands, if at all. Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

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

We are dependent on our suppliers and do not have supply agreements with our suppliers. Events adversely affecting our suppliers, manufacturers and contractors would adversely affect us.

If we experience significant increased sales, and since we do not have supply agreements to ensure sufficient reserves of materials, there can be no assurance that additional materials for our products will be available when required or on terms that are favorable to us, or that a supplier would allocate sufficient materials for our products to us in order to meet our requirements or fill our orders in a timely manner which could lead to delays to our customers, which could hurt our relationships with our customers, result in negative publicity, damage our brand and adversely affect our business, prospects and operating results.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity

ITEM 2. Properties.

We are headquartered in Atlanta, Georgia as 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres, which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, and administrative offices. On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease included two months of rent abatement totaling $103,230. Under the lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company pays the landlord a 2% property management fee.  The rent expense under this lease for the 12 months ended June 30, 2024 was $652,752. The rent expense under this lease for the 12 months ended June 30, 2023 was $652,752.

Our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3. Legal Proceedings.

As of the date of this annual report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. Mine Safety Disclosures.

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock trades on the OTCQB Tier of the OTC Markets under the symbol “LUVU”. On September 20, 2024, the last sale price of the Common Stock, as reported on the OTCQB, was $0.627 per share. The following table sets forth for the periods indicated, high and low bid prices of the Common Stock as reported by the OTCQB. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2024	HIGH	LOW
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.10	$0.07
Second Quarter	$0.11	$0.05
First Quarter	$0.19	$0.07

Fiscal Year Ended June 30, 2023	HIGH	LOW
Fourth Quarter	$0.17	$0.08
Third Quarter	$0.20	$0.11
Second Quarter	$0.25	$0.08
First Quarter	$0.15	$0.09

Stockholders

As of June 30, 2024, we had 86 stockholders of record of our common stock. This amount does not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED].

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2024 and 2023 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended June 30, 2024	Year Ended June 30, 2023
Net sales	100%	100%
Cost of goods sold	73%	75%
Gross profit	27%	25%
Selling, General and Administrative Expenses	26%	20%
Operating income	1%	5%

Fiscal Year ended June 30, 2024 Compared to the Fiscal Year Ended June 30, 2023

Net sales. The net sales decrease of 16% in fiscal 2024 from fiscal 2023 consists of a 23% decrease in sales of Liberator products, offset, in part, by a 3% increase in Jaxx products, a 16% increase in sales of Avana products, and 15% decrease in products purchased for resale. Sales of Liberator products decreased 23% from the prior year to approximately $13.6 million during fiscal 2024. Sales of Jaxx products increased 3% during fiscal 2024 to approximately $7.1 million. Sales of Avana products increased 16% to $2.6 million during fiscal 2024. Sales of all products through the Wholesale sales channel in fiscal 2024 decreased by 13% from the prior year, while the Direct sales channel decreased by approximately 22% from the prior year. The Wholesale sales channel includes branded products and resale products sold to brick-and-mortar retailers and e-merchants, including, but not limited to, Amazon, Overstock, and Wayfair. The Wholesale sales channel also includes contract manufacturing services, which consist of specialty items that are manufactured in small quantities for certain customers and which, to date, have not been a material part of our business. The Direct sales channel consists of consumer sales through our three websites. The decrease in sales through the Direct channel was due to lower site traffic to our Liberator.com and Liberatorstore.com websites.  Efforts to increase traffic through additional spending on Google Adwords proved to be ineffective.

Gross profit. Gross profit, derived from net sales less than product sales, includes the cost of materials, direct labor, manufacturing overhead, and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2024 increased to 27% from 25% in the prior year. Gross profit dollars decreased to $6,526,367 from $7,192,330 in the prior year, representing a 9% decrease. The Company also continued to implement cost reduction strategies like transitioning the sewing of certain high-volume Jaxx and Avana products to a contract facility in Mexico which, during fiscal 2024, produced approximately 4% of our sewn products and reduced our total cost of production for those products.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2024, were 24% of net sales, or $5,940,178, compared to 18% of net sales, or $5,294,191, for the year ended June 30, 2023. The 13% increase in operating expenses from the prior year was primarily due to higher advertising expenses and personnel-related costs.

Other income (expense). Other expense increased to ($411,165) from expense of ($355,676) in the prior fiscal year.

                Income tax expense.  Income tax expenses increased to ($162,000) from a benefit of $10,000 in the prior fiscal year.  The expense was mainly related to prior years’ deferred tax adjustments, which we had not previously recorded.

Net Income/(loss) income. We had a net loss from operations of $398,602 or $0.01 per diluted share, for the year ended June 30, 2024 compared with net income from operations of $1,199,000 or $0.02 per diluted share, for the year ended June 30, 2023 due to decrease in net sales and increase in operating expenses related to sales and marketing.

Financial Information about Our Business Sales Channels

We conduct our business through two primary sales channels: Direct (consisting of our Internet websites) and Wholesale (consisting of our stocking reseller, drop-ship, contract manufacturing, and distributor accounts). During the last two years, substantially all of our revenue has been generated within North America, and all of our long-lived assets are located in the United States. The following is a summary of our revenues:

(Dollars in thousands)	Fiscal 2024	Fiscal 2023
Direct	$6,475	$8,255
Wholesale	17,558	20,260
Other	541	704
Total Net Sales	$24,574	$29,219

Net sales in the Other channel consist primarily of shipping and handling fees derived from our Direct business.

Direct

The following is a summary of our Direct business net sales and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2024	Fiscal 2023
Direct sales channel net sales	$6,475	$8,255
Direct net sales as a percentage of total revenues	26%	28%

Wholesale

The following is a summary of our net sales to Wholesale customers and the percentage relationship to total revenues:

(Dollars in thousands)	Fiscal 2024	Fiscal 2023
Wholesale sales channel net sales	$17,558	$20,260
Wholesale net sales as a percentage of total revenues	71%	69%

As of June 30, 2024, the Company has over 323 active wholesale accounts, most of which are located in the United States.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Sales by Product The following table represents the dollars and percentage of net sales by product type:

(Dollars in thousands)	Year Ended June 30, 2024		Year Ended June 30, 2023
Net sales:
Liberator	$13,620	55%	$17,744	61%
Jaxx	7,126	29%	6,923	24%
Avana	2,577	11%	2,219	7%
Products purchased for resale	987	4%	1,165	4%
Other	265	1%	1,168	4%
Total Net Sales	$24,575	100%	$29,219	100%

Liberator - Liberator products consist of items that we manufacture and sell in the sexual health and wellness market. Liberator products are sold to e-merchants, retailers and distributors as well as directly through our e-commerce site. Net sales of Liberator products decreased 23% from the prior year, which ended June 30, 2024. This decrease is primarily related to reduced sales following the prior year’s product sales boosted as they related to Netflix’s “How to Build a sex room”. In fiscal year 2023, Liberator product sales experienced a boost in sales associated with the success of the Netflix show. At this time, the show has not been renewed, and the additional marketing exposure related to that show has resulted in a 23% decline in Liberator-related products.

Jaxx - Jaxx products are contemporary seating products manufactured by us and sold under the Jaxx brand. Jaxx products are sold to e-merchants and retailers as well as directly through our e-commerce site. Net sales of Jaxx products increased 3% during the year ended June 30, 2024, compared to the prior year. This increase is primarily due to Jaxx outdoor product sales having increased distribution by adding new online accounts.

Avana- The Avana product line is a unique collection of top-of-bed and comfort products that aid in sleep, meditation, and relaxation. Avana products are sold through e-merchants, mail order catalogers and through our e-commerce site. Net sales of Avana products increased 16% during the year ended June 30, 2024, compared to the prior year. The increase in sales was due primarily to increased distribution into schools.

Products purchased for resale – Products purchased for resale are other branded products that we buy from others at wholesale or distributor prices and resell through our sales channels to e-merchants, retailers, or through one of our e-commerce sites. Sales of these products decreased 15% during the year ended June 30, 2024, from the prior year due to consumer demand shrinkage across the industry. Sales of these products are increasingly competitive, and, as a result, the Company has elected only to offer a more curated selection of products that typically have a higher gross profit.

Other - Other products include sales from contract manufacturing and fulfillment services. Net sales during the year ended June 30, 2024 decreased 77% from the prior year due to reduced contract sales.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Operating results have fluctuated due to changes in sales levels to consumers and wholesalers, competition, seasonality costs associated with new product introductions, and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond our control, such as raw material cost increases, labor cost increases resulting from the current labor shortage, foreign exchange fluctuation, changes in government regulations, and economic changes in the region in which we operate and sell. A portion of our operating expenses are relatively fixed and the timing of expense level increases is largely based on future sales forecasts. Therefore, if net sales are below expectations in any given period, the adverse impact on the results of operations may be magnified by our inability to adjust spending in certain areas meaningfully or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to increase spending in response to market conditions, and these decisions may adversely affect the financial condition and results of operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2024	2023
	(in thousands)
Cash flow data from continuing operations:
Cash provided by operating activities	$475	$661
Cash used in investing activities	$(71)	$(115)
Cash used in financing activities	$(416)	$(364)

As of June 30, 2024, our cash and cash equivalents totaled $1,028,448 compared to $1,041,310 in cash and cash equivalents as of June 30, 2023.

Operating Activities

Net cash provided by operating activities primarily consists of the net loss adjusted for certain non-cash items, including depreciation, stock-based compensation, and the effect of changes in operating assets and liabilities. Net cash provided by operating activities increased from the prior year due to the decrease in net inventory.

Investing Activities

Cash used in investing activities in the year ended June 30, 2024 and June 30, 2023 was primarily for production equipment purchases.

Financing Activities

Cash used in financing activities in the year ended June 30, 2024 and June 30, 2023 was primarily due to repayment of secured and unsecured notes payable and equipment notes payable offset partly by borrowings through unsecured notes payable.

Capital Resources

We expect total capital expenditures for fiscal 2025 to be less than $100,000 and to be funded by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures in support of our normal operations.

If our business plans and cost estimates are inaccurate and our operations require additional cash or if we deviate from our current plans, we could be required to seek further debt financing for particular projects or ongoing operational needs. This indebtedness could harm our business if we cannot obtain additional financing on reasonable terms. In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for or reacting to changes in our business. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings, which in turn could limit our operating flexibility and endanger our ability to continue operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2024 are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Effect of Recently Issued Accounting Standards and Estimates

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with GAAP. Our significant accounting policies are described in the notes to our consolidated financial statements. Preparing financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our critical accounting policies include those listed below.

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

Revenue is measured as the net amount of consideration expected to be received to fulfill a performance obligation. We have elected to exclude sales, use and similar taxes from the measurement of the transaction price. The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes variable consideration estimates, including costs for trade promotion programs, coupons, returns, and early payment discounts. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider the customer’s ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs at the time of the shipment from our warehouse. or in some cases, picked up from one of our distribution centers by the customer.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2024, we carried a valuation allowance of $1.4 million against our net deferred tax assets.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If the estimated fair value is less than the book value, the asset is written down to the estimated fair value, and an impairment loss is recognized.

In fiscal years 2023 and 2024, we generated positive cash flows from operations. However, if our long-term future results do not continue to yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information to make such estimates.

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA for the years ended June 30, 2024 and 2023:

	Year ended June 30,
	2024	2023
	(in thousands)
Net income (loss)	$(399)	$1,199
Plus interest expense, financing costs and income tax	578	348
Plus depreciation and amortization expense	412	354
Plus stock-based compensation expense	20	46
Adjusted EBITDA	$611	$1,947

As used herein, Adjusted EBITDA represents net income before interest income, interest expense and financing costs, depreciation, and stock-based compensation expense. We have excluded the non-cash expenses and stock-based compensation expenses as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure that is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income of the Company or net cash provided by operating activities.

Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income as determined in accordance with GAAP and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for stock-based compensation expense and loss on disposal of assets.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for a smaller reporting company.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Luvu Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Luvu Brands, Inc. and subsidiaries (the “Company”), as of June 30, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulators of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

Atlanta, Georgia

September 30, 2024

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Luvu Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Luvu Brands, Inc. (the Company) as of June 30, 2023, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (I) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company's auditor since 2022. Margate, Florida

October 13, 2023

Luvu Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2024 and 2023

	2024	2023
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,028	$1,041
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $11 in 2024 and $55 in 2023	1,061	1,051
Inventories, net of allowance for inventory reserve of $188 in 2024 and $252 in 2023	3,287	4,202
Other current assets	141	83
Total current assets	5,517	6,377

Equipment, property and leasehold improvements, net	1,870	2,187
Finance lease assets, net	103	24
Operating lease assets, net	1,545	1,913
Deferred tax asset, net	-	10
Other assets	96	100
Total assets	$9,131	$10,611

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,502	$2,114
Current debt	1,639	1,659
Other accrued liabilities	508	416
Operating lease liability	528	396
Total current liabilities	4,177	4,585

Noncurrent liabilities:
Deferred Tax Liability	119	-
Long-term debt	854	1,148
Long-term operating lease liability	1,151	1,667
Total noncurrent liabilities	2,124	2,815
Total liabilities	6,301	7,400
Commitments and contingencies (See Note 13)	-	-
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2024 and 2023	-	-
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,547,672 and 76,547,672 shares issued and outstanding as of June 30, 2024 and 2023, respectively	765	765
Additional paid-in capital	6,253	6,234
Accumulated deficit	(4,188)	(3,790)
Total stockholders’ equity	2,830	3,211
Total liabilities and stockholders’ equity	$9,131	$10,611

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2024 and 2023

	2024	2023
	(in thousands, except share data)

Net Sales	$24,574	$29,219
Cost of goods sold (excl. depreciation expense presented below)	18,048	22,027
Gross profit	6,526	7,192
Operating expenses:
Advertising and promotion	1,028	791
Other selling and marketing	1,725	1,422
General and administrative	3,187	3,081
Depreciation	412	354
Total operating expenses	6,352	5,648
Operating income	174	1,544

Other income (expense):
Interest income (expense) and financing costs	(411)	(355)
Total other income (expense)	(411)	(355)
Income/(loss) from operations before income taxes	(237)	1,189
Provision for income taxes	(162)	10
Net income (loss)	$(399)	$1,199

Net income per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
Shares used in the calculation of net income per share:
Basic	76,547,672	76,333,485
Diluted	76,547,672	76,494,717

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended June 30, 2024 and June 30, 2023

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands, except share data)
Ending balance, June 30, 2022	4,300,000	$0	76,046,249	$760	$6,183	($4,989)	$1,956

Stock-based compensation expense	0	0	0	0	46	0	46
Stock option exercises	0	0	501,423	5	5	0	10
Net income	0	0	0	0	0	1,199	1,199
Ending balance, June 30, 2023	4,300,000	$0	76,547,672	$765	$6,234	($3,790)	$3,211

Stock-based compensation expense	0	0	0	0	19	0	19
Stock option exercises	0	0	0	0	0	0
Net income	0	0	0	0	0	(399)	(399)
Ending balance, June 30, 2024	4,300,000	$0	76,547,672	$765	$6,253	($4,188)	$2,830

The accompanying notes are an integral part of these consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2024 and 2023

	2024	2023
	(in thousands)
OPERATING ACTIVITIES:
Net income	$(399)	$1,199
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred Income Taxes	129	(10)
Depreciation and amortization	412	354
Stock-based compensation expense	19	46
Provision for bad debt	10	1
Provision for inventory reserve	(38)	76
Change in operating assets and liabilities:
Accounts receivable	(20)	54
Inventory	953	(460)
Prepaid expenses and other assets	(54)	81
Accounts payable	(615)	(566)
Accrued expenses and interest	52	(77)
Accrued payroll and related	40	(42)
Operating lease liability	(383)	(337)
Amortization of operating lease asset	369	342
Net cash provided by operating activities	475	661

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements	(71)	(115)
Net cash used in investing activities	(71)	(115)

FINANCING ACTIVITIES:
Borrowing (repayment) under revolving line of credit	5	(31)
Repayment of unsecured line of credit	(13)	(12)
Proceeds from unsecured notes payable	-	200
Repayment of unsecured notes payable	-	(200)
Payments on equipment notes	(392)	(308)
Proceeds from exercise of stock options	-	2
Principal payments on capital leases	(17)	(15)
Net cash used in financing activities	(417)	(364)
Net increase (decrease ) in cash and cash equivalents	(13)	182
Cash and cash equivalents at beginning of year	1,041	859
Cash and cash equivalents at end of year	$1,028	$1,041

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Purchases of equipment with equipment notes	$-	$414
Finance lease asset obligation in exchange for lease payable	$104	$-
Finance lease asset obligation in exchange for lease payable	$-	$-
Cash paid during the year for:
Interest	$363	$350
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. We have elected to exclude sales, use and similar taxes from the measurement of the transaction price. The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider the customer’s ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs when the product is shipped from the distribution center, or in some cases, picked up from one of our distribution centers by the customer.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased but not used, prior to the end of the fiscal period. Our total deferred revenue as of June 30, 2024 and June 30, 2023 was $ 19,454 and $18,654, respectively, and was included in “Other accrued liabilities” on our consolidated balance sheets.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts, and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly, focusing on significant individual past due balances over 90 days. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

The following is a summary of Accounts Receivable as of June 30, 2024 and June 30, 2023.

	June 30, 2024	June 30, 2023
	(in thousands)
Accounts receivable	$1,072	$1,107
Allowance for doubtful accounts	(11)	(1)
Allowance for discounts and returns	—	(55)
Total accounts receivable, net	$1,061	$1,051

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2024 and 2023 that exceeded the balance insured by the FDIC by $835,054 and $880,083, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2024, we purchased 33% of total inventory purchases from one vendor.

During 2023, we purchased 33% of total inventory purchases from one vendor.

As of June 30, 2024, two of the Company’s customers represent 43% and 17% of the total accounts receivables, respectively. As of June 30, 2023, two of the Company’s customers represent 35% and 12% of the total accounts receivable, respectively. Sales to (and through) Amazon accounted for 36% and 36% of our net sales during each of the years ended June 30, 2024 and June 30, 2023 respectively.

Fair Value of Financial Instruments

At June 30, 2024 and 2023, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $836 on June 30, 2024, and $0 on June 30, 2023. Advertising expense for the years ended June 30, 2024, and 2023 was $1,028,267 and $790,757, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development (included in general and administrative expense) totaled $156,617 for the year ended June 30, 2024 and $134,624 for the year ended June 30, 2023.

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

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615, with annual escalations of 3%, with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the years ended June 30, 2024 and June 30, 2023 was $652,752 and $652,752 respectively.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Year Ended June 30, 2024	Year Ended June 30, 2023	% Change
	(in thousands)
Net Sales by Channel:
Direct	$6,475	$8,255	(22)%
Wholesale	17,558	20,260	(13)%
Other	541	704	(23)%
Total Net Sales	$24,574	$29,219	(16)%

	Year Ended	Margin	Year Ended	Margin	%
	June 30, 2024%		June 30, 2023%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$2,911	45%	$3,802	46%	(23)%
Wholesale	4,507	26%	4,916	25%	(8)%
Other	(920)	(170)%	(1,526)	(217)%	(40)%
Total Gross Profit	$6,498	25%	$7,192	25%	(10)%

Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies issue new accounting pronouncements that are adopted by the Company as of the specified effective date.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

The total potential dilutive securities as of June 30, 2024 and 2023 are as follows:

	2024	2023
Convertible Preferred Stock	4,300,000	4,300,000
Stock options – 2015 Plan	1,350,000	1,400,000
Total	5,650,000	5,700,000

  Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in determining the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2024, we carried a valuation allowance of $1.4 million against our net deferred tax assets.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2024 or 2023.

NOTE 4. INVENTORIES

All inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. The Company’s inventories consist of the following components at June 30, 2024 and 2023:

	2024	2023
	(in thousands)
Raw materials	$1,396	$1,926
Work in process	460	507
Finished goods	1,645	2,021
Total inventories	3,501	4,454
Allowance for inventory reserves	(214)	(252)
Total inventories, net of allowance	$3,287	$4,202

NOTE 5. EQUIPMENT, PROPERTY AND LEASEHOLD IMPROVEMENTS, NET

Equipment, property and leasehold improvements at June 30, 2024 and 2023 consisted of the following:

			Estimated
	2024	2023	Useful Life
Factory equipment	$4,476	$4,356	2-10 years
Computer equipment and software	761	1,171	5-7 years
Office equipment and furniture	151	205	5-7 years
Leasehold improvements	475	480	10 years
Projects in process	-	320
Subtotal	5,863	6,532
Accumulated depreciation	(3,890)	(4,346)
Equipment and leasehold improvements, net	$1,973	$2,186

Depreciation expense was $412,172 and $353,840 for the years ended June 30, 2024 and 2023, respectively.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
Accrued compensation	$342	$302
Accrued expenses and interest	166	114
Other accrued liabilities	$508	$416

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2024 and 2023 consisted of the following:

	2024	2023
Current debt:	(in thousands)
Unsecured lines of credit (Note 11)	$-	$13
Line of credit (Note 10)	1,044	1,039
Short-term unsecured notes payable (Note 8)	200	200
Current portion of equipment notes payable (Note 13)	371	392
Current portion secured notes payable (Note 12)	-	-
Current portion of finance leases payable (Note 13)	24	15
Total current debt	1,639	1,659
Long-term debt:
Unsecured notes payable (Note 8)	200	200
Equipment notes payable (Note 13)	452	824
Finance leases payable (Note 13)	87	9
Notes payable- related party (Note 9)	116	116
Total long-term debt	$855	$1,148

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2024 and 2023 consisted of the following:

	2024	2023
Current debt:	(in thousands)

13.5% Unsecured note, interest only, due May 1, 2025 (2)	$200	$-
13.5% Unsecured note, interest only, due July 31, 2023(3)	-	100
13.5% Unsecured note, interest only, due October 31, 2023 (1)	-	100
Total current debt	$200	$200

Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2025 (3)	$100	$-
13.5% Unsecured note, interest only, due October 31, 2025 (1)	100	-
13.5% Unsecured note, interest only, due May 1, 2025 (2)	-	200
Total long-term debt	200	200
Total unsecured notes payable	$400	$400

(1)

Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. This note was extended in full on September 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. Personally guaranteed by Louis Friedman, the Company’s CEO and principal stockholder.

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

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at June 30, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
Unsecured note payable to an officer, with interest at 8.5%, due July 1, 2025	$40	$40
Unsecured note payable to an officer, with interest at 8.5%, due July 1, 2025	76	76
Total unsecured notes payable	116	116
Less: current portion	—	—
Long-term unsecured notes payable	$116	$116

NOTE 10. LINE OF CREDIT

The Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs, have entered into a credit facility with a finance company, Advance Financial Corporation dated May 24, 2011, as amended, to provide it with an asset-based line of credit of up to $1,200,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital and includes an Inventory Advance (as defined in the agreement) of up to the lesser of $500,000 or 125% of the eligible accounts receivable loan. The term of the agreement was one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement are currently charged interest at a rate of prime rate plus 2% over the lenders Index Rate. In addition, there is a Monthly Service Fee (as defined in the agreement) of currently 0.05 % per month.

The Company’s President and Chief Executive Officer (CEO), Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 14). On June 30, 2024, the balance owed under this line of credit was $1,044,222. As of June 30, 2023, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman (see Note 14). The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 13.2%. The aggregate amount owed on the unsecured line of credit was $116 at June 30, 2024 and $12,806 at June 30, 2023.

NOTE 12. SECURED NOTE PAYABLE

None

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under non-cancelable operating leases expiring at the end of 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At June 30, 2024, the weighted average remaining lease term for the lease renewal is 2.75 years and the weighted average discount rate is 14.49%. In addition to the rent payment, The Company pays a proportionate share of operating costs, taxes, and insurance costs. The annual cost for these additional rent expenses ending June 30 2024 and 2023 were $221,000 and $231,000 respectively.  Supplemental balance sheet information related to leases at June 30, 2024 is as follows:

Supplemental balance sheet information related to leases at June 30, 2024 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$1,545

Current lease liabilities	Operating lease obligations	$528
Non-current lease liabilities	Long-term operating lease obligations	1,151
Total lease liabilities		$1,679

 Maturities of operating lease liabilities at June 30, 2024 are as follows:

Payments	(in thousands)
2025	720
2026	762
2027 and thereafter	529
Total undiscounted lease payments	2,011
Less: Present value discount	(332)
Total operating lease liability balance	$1,679

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of approximately $ 2,451,838 These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 7.10% to 13.5%.

NOTE 13. COMMITMENTS AND CONTINGENCIES (continued)

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2024:

Year ending June 30,	(in thousands)
2025	$371
2026	292
2027	122
2028	38
Minimum Note Payable Payments	$823
Less current portion	(371)

Long-Tern Obligations under Equipment Notes Payable	$452

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $161,248. These assets are included in the finance lease and include production equipment.

On July 1, 2020 the Company entered into finance lease agreement with Wells Fargo in the amount of $35,000 with monthly payment of $850 with 48-month term at an imputed interest rate of 8.09%.

On January 5, 2022 the Company entered into finance lease agreement with Raymond in the amount of $23,000 with monthly payment of $514 with 48-month term at an imputed interest rate of 3.75%.

On March 15, 2024, the Company entered into a finance lease agreement with Canon Solutions in the amount of $63,948 with monthly payments of $1,325 with 60-month term at an imputed rate of 8.90%.

On June 3, 2024, the Company entered into a finance lease agreement with Raymond in the amount of $39,972 with monthly payments of $807 with 60 month term at an imputed rate of 7.80%.

At June 30, 2024, the weighted average remaining lease term is 4.7 years, and the weighted average discount rate is 8.1%

The following is an analysis of the minimum finance lease payable payments subsequent to June 30, 2024:

Year ending June 30,	(in thousands)
2025	33
2026	29
2027	26
2028	26
2029 and thereafter	23
Future Minimum Finance Lease Payable Payments	$137
Less Amount Representing Interest	(24)
Present Value of Minimum Finance Lease Payable Payments	113
Less Current Portion	(24)
Long-Term Obligations under Finance Lease Payable	$88

NOTE 13. COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $155,000 and eligibility to receive a bonus. In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

On January 15, 2024, the Company, through OneUp, engaged Chris Knauf to serve as Chief Financial Officer and Controller of the Company. The Company shall pay Mr. Knauf an annual salary of $160,000 and Mr. Knauf received options to purchase 200,000 shares of the Company’s common stock, exercisable at $0.08 per share on the date of the agreement and subsequently on July 1, 2024, an additional option to purchase an additional 200,000 shares of common stock exercisable at $0.08 per share.

Legal Proceedings

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to the Company or properties to which the Company is a party. To the Company’s knowledge, there are no material proceedings to which any of its directors, executive officers or affiliates are a party adverse to the Company or which have a material interest adverse to the Company.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the years ended June 30, 2024 and 2023 was accrued by the Company at the prevailing prime rate (which is currently 8.5%) and totaled $6,464. The accrued interest on the note as of June 30, 2024 and 2023 was $41,060 and $34,596, respectively. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the years ended June 30, 2024 and 2023 was accrued by the Company at the prevailing prime rate (which is currently 8.5%) and totaled $3,402 and $2,808. The accrued interest on the note as of June 30, 2024 and 2023 was $7,500 and $1,289 respectively. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit). In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On June 30, 2024 and 2023, the balance owed under this line of credit was $1,044,222 and $994,374 respectively.

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

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 8). This note was repaid in full on October 31,2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. On October

NOTE 14. RELATED PARTY TRANSACTIONS (continued).

1, 2023, this note was extended through October 31, 2025 at the same interest rate of 13.5%.  Repayment of the promissory note is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman.

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

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $116 at June 30, 2024 and $12,806 at June 30, 2023 (see Note 11). The loan is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman.

NOTE 15. STOCKHOLDERS’ EQUITY

Options

 At June 30, 2024, the Company had the 2015 Equity Incentive Plan (the “2015 Plan”), which is shareholder-approved and under which 1,700,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of June 30, 2024, the number of shares available for issuance under the 2015 Plan was 350,000.

A summary of option activity under the Company’s stock plan for the years ended June 30, 2024 and 2023 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2022	1,975,000	$0.10	3.0 years	$107,500
Granted	-	$-
Exercised	(525,000)	$0.03
Forfeited or Expired	(50,000)	$0.03
Outstanding at June 30, 2023	1,400,000	$0.14	3.0 years	$29,000
Granted	400,000	$0.08
Exercised	-	$-
Forfeited or Expired	(450,000)	$0.15
Outstanding at June 30, 2024	1,350,000	$0.12	3.0 years	$21,000
Exercisable at June 30, 2024	812,500	$0.10	1.45 years	$21,000

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.08, $0.10, and $0.14 at June 30, 2024, 2023 and 2022, respectively.

NOTE 15. STOCKHOLDERS’ EQUITY (continued)

 The range of fair value assumptions related to options granted during the years ended June 30, 2024 and 2023 were as follows:

	2024	2023
Exercise Price:	$0.08	-
Volatility:	370%-377%	-
Risk Free Rate:	4.23%-4.38%	-
Vesting Period:	4 years	-
Forfeiture Rate:	0%	-
Expected Life:	4.1 years	-
Dividend Rate:	0%	-

There were 400,000 stock options granted during the year ended June 30, 2024 and no stock options granted during the year ended June 30, 2023.

During the year ended June 30, 2024, no stock options were exercised; during the year ended June 30, 2023 the Company’s proceeds from stock options exercise under 2015 Plan were $2,100.

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2024:

	Outstanding Options			Exercisable Options
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
0.01 to 0.03	400,000	0.3	$0.03	400,000	$0.03
0.05 to 0.10	200,000	4.9	$0.08	0	$0.08
0.15 to 0.20	700,000	2.7	$0.16	375,000	$0.16
0.30	50,000	2.1	$0.30	37,500	$0.30
Total stock options	1,350,000	2.3	$0.12	812,500	$0.10

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

NOTE 15. STOCKHOLDERS’ EQUITY (continued).

Stock-based compensation expense recognized in the consolidated statements of operations for each of the fiscal years ended June 30, 2024 and 2023 is based on awards ultimately expected to vest.

 As of June 30, 2024, total unrecognized stock-based compensation expense related to all unvested stock options was $66,851 which is expected to be expensed over a weighted average period of 2.2 years.

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

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	For the Years Ended June 30,
	2024	2023
	(in thousands)
Cost of Goods Sold	$7	$4
Other Selling and Marketing	23	15
General and Administrative	(11)	27
Total	$19	$46

Share Purchase Warrants

As of June 30, 2024 and 2023, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2024 and 2023. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2024, the Company had reserved the following shares of common stock for issuance:

June 30, 2024
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	1,700,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	6,000,000

During fiscal year 2024 and fiscal year 2023 the Company issued zero and 501,423 shares of common stock respectively for stock option exercises under 2015 Equity Incentive Plan.

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

 NOTE 16. INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2024 and 2023, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2024 and 2023 are approximately as follows:

	2024	2023
	(in thousands)
Deferred tax assets:
Inventory reserves	$55	$65
Allowance for doubtful accounts	3	5
Stock-based compensation	23	41
Net operating loss carry-forwards	1,354	1,041
Total gross deferred tax assets	1,435	1,152
Valuation allowance	(1,435)	(1,059)
Book to tax depreciation difference - Liability	(119)	(83)
Net deferred tax asset (liability)	$(119)	$10

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 25.75% to pretax (income) loss from operations for the years ended June 30, 2024 and 2023 due to the following:

	2024	2023
Income taxes at federal rate	$(50)	$250
State income taxes, net of federal income taxes	(11)	56
Permanent differences	16	1
Other adjustments	(169)	-
Valuation allowance	376	(317)

Income tax provision	$162	$(10)

Our income tax provision consisted of the following for the years ended June 30, 2024 and 2023:

	2024	2023
Current provision	$33	$-
Deferred provision	129	(10)

Income tax provision	$162	$(10)

At June 30, 2024, the Company had net operating loss (NOL) carryforwards of approximately $5.3 million that may be offset against future taxable income. During 2024 and 2023, the total change in the valuation allowance was approximately $376,000 and $317,000, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

NOTE 16. INCOME TAXES (continued).

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company. The NOL carryforwards of approximately $5.3 million can be carried forward indefinitely, but are limited to 80% of taxable income in any one year.

The tax years that remain subject to examination by major taxing jurisdictions are those from June 30, 2013 through 2024.

On November 27, 2023, the Company received a notice from the Internal Revenue Service regarding Taxes and Penalties due of approximately $125,000. The Company believes that once Net Operating Losses and tax credits are applied, the penalties and interest will be reduced to approximately $38,000. Therefore, the Company has accrued $38,000 for estimated penalties and interest as of June 30, 2024.

On January 22, 2024, the Company received a notice from the Georgia Department of Revenue for Tax and Penalties due of approximately $104,000. The Company believes once Net Operating Losses and tax credit are applied the liability will be reduced to penalties and interest of approximately $6,000. Therefore, the Company has accrued $6,000 for estimated penalties and interest as of June 30, 2024.

NOTE 17. – SUBSEQUENT EVENTS

On July 1, 2024, the Company issued Christopher Knauf, Chief Financial Officer and Controller of the Company, options to purchase 200,000 shares of common stock. These stock options are exercisable at $0.08 per share.

On August 8, 2024, the Company issued an employee of the Company 94,956 shares of common stock pursuant to the exercise of an option on a cashless basis at an exercise price of $0.03 per share.

On September 17, 2024, the Company issued an employee of the Company 191,429 shares of common stock pursuant to the exercise of an option on a cashless basis at an exercise price of $0.03 per share.

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

ITEM 9A. Controls and Procedures (continued).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2024. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are

ITEM 9A. Controls and Procedures (continued).

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2024 based on the criteria issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the current officers and directors of Luvu Brands, Inc.

Name	Age	Position
Louis S. Friedman	72	Chief Executive Officer, President, Director
Christopher Knauf	52	Chief Financial Officer
Leslie S. Vogelman	72	Treasurer

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

Directors are not presently compensated for their service on the board other than the repayment of actual expenses incurred, and there are no present plans to compensate them.

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

Christopher Knauf, Chief Financial Officer. Mr. Knauf was appointed chief financial officer effective February 14, 2024. He has an extensive background in omni-channel integrations of design, manufacturing, retail, and wholesale distribution, with extensive financial management experience. Prior to joining the Company, he most recently served as the Senior Vice President of Accounting from February 2018 to 2024 for LocumTenens.com, LLC, one of the largest medical staffing companies in the United States. He has a BS in Finance from Fairfield University and an MBA from Fordham University.

Leslie Vogelman, Treasurer. Ms. Vogelman joined the Company in October 2009 in connection with our merger with Old Liberator, Inc. Prior to that, she served as Old Liberator’s Treasurer since June 2009, when OneUp merged with Old Liberator in June 2009. Ms. Vogelman joined OneUp at its inception in 2000 as Secretary and Treasurer. Ms. Vogelman holds a B.A. from the State University of New York in Binghamton and an M.B.A. from Adelphi University.

The experience and background of our director, as summarized above, were significant factors in such director previously being nominated a director of the Company.

Family Relationships

Louis Friedman, our President, Chief Executive Officer and Chairman, and Leslie Vogelman, our Treasurer, are husband and wife.

There are no other relationships between the officers or directors of the Company.

ITEM 10. Directors, Executive Officers and Corporate Governance. (continued)

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

Directors’ Compensation

For the fiscal years ended June 30, 2024 and 2023, our directors did not receive any compensation in their capacity as a director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, Mr. Knauf’s Form 3 and Form 4 was not filed on a timely basis.  He has since submitted the forms to be in compliance as of the date of this filing.

Code of Ethics

During August 2023 we adopted a code of ethics. The code of ethics is filed as an exhibit to this Form 10-K annual report. The code applies to our officers, director, employees, and certain consultants. The code provides written standards that are designed to deter wrongdoing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations of the code; and (v) accountability for the adherence to the code. A copy of our code  ethics may, upon request made to us in writing at the following address, be made available without charge: 2745 Bankers Industrial Drive, Atlanta, Georgia, 30360.

ITEM 10. Directors, Executive Officers and Corporate Governance. (continued)

ITEM 10. Directors, Executive Officers and Corporate Governance. (continued)

Insider Trading Policy

The Company has implemented an Insider Trading Policy applicable to its officers, directors and employees with access to material nonpublic information, as well as such persons’ family members, which prohibits such persons from conducting transactions involving the purchase or sale of the Company’s securities while in possession of material nonpublic information. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 of this Report.

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally, the Board of Directors or Compensation Committee does not approve grants of such awards close in time to the disclosure of material nonpublic information and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Anti-Hedging Policies

Under the Company’s Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging, pledging or shoring transactions.

ITEM 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2024 and 2023 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2024	155,000	-	-	-	-	-	155,000
President, Chief Executive	2023	151,538	-	-	-	-	-	151,538
Officer and Chairman of the Board
Christopher Knauf	2024	66,667	-	-	-	-	-	66,667
Chief Financial Officer(2)
Martin Scott	2024	67,743	-	-	-	-	-	67,743
Chief Financial Officer(3)
Alexander A. Sannikov	2024	46,042	-	-	-	-	-	46,042
Chief Financial Officer(4)	2023	150,000						150,000

(1)	The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.
(2)	Commenced serving as chief financial officer on February 20, 2024.
(3)	Served as chief financial officer from September 1, 2023 to February 20, 2024.
(4)	Served as chief financial officer from April 29, 2022 to September 1, 2023.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2024.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares of unit of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested

Louis Friedman	-	-	-	-	-	-	-	-	-

Christopher Knauf	-	200,000	-	$0.08	4/1/2029	-	-	-	-

Incentive and Non-qualified Stock Option and Stock Award Plans

At June 30, 2024, we had options outstanding under the 2015 Equity Incentive Plan. Please see Note 17 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of this plan.

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

On January 15, 2024, the Company, through One Up, engaged Chris Knauf to serve as Chief Financial Officer and Controller of the Company. The Company shall pay Mr. Knauf an annual salary of $150,000 and Mr. Knauf received options to purchase 200,000 shares of the Company’s common stock, exercisable at $0.08 per share on the date of the agreement and an option to purchase an additional 200,000 shares of common stock exercisable at $0.08 per share six months after the date of the agreement.

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

Applicable percentage ownership in the following table is based on 76,547,672 shares of common stock and 4,300,000 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 30, 2024, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	36,400,237	(1)	47.5%
Common	Christopher Knauf	400,000		*
Common	Leslie Vogelman	596,428	(2)	*

Common	All directors and executive officers as a group (3 persons)	37,396,665		48.4%

Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(3)	100.0%
Series A Convertible Preferred Stock	Christopher Knauf	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000	(3)	100.0%

*    Less than 1%

(1)

Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 71.0% of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.  Mr. Friedman disclaims any beneficial ownership of shares held by Leslie Vogelman.

(2)	Ms. Vogelman disclaims any beneficial ownership of shares held by Louis S. Friedman.
(3)

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
2015 Equity Incentive Plan	1,350,000	.12	350,000

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions –refer to Note 14 in the Notes to Consolidated Financial Statements

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

ITEM 14. Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2024	2023
	(in thousands)
Audit Fees (1)	$79	$50
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$1	$—
All Other Fees (4)	$4	$—

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

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Assurance Dimensions (2023) and EC Barrett, LLC (2024) as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Assurance Dimensions and EC Barrett, LLC were approved by the Board.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2024 and 2023 begin on page F-1 of this annual report. We are not required to file any financial statement schedules.

(b) Exhibits.

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Number	Furnished Herewith

2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective November 5, 2015	8-K	11/5/15	3.5
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock.	8-K	2/23/11	4.1
10.1	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.2	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.3	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.4	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.5	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.6	Form of promissory note	10-K	10/11/19	10.11
10.7	Employment Agreement between the Company and Louis Friedman dated January 27, 2021*	8-K	2/2/11	10.3
10.8	2015 Equity Incentive Plan*	DEF14C	10/9/15	B
10.9	U.S. Small Business Administration Note by One Up Innovations, Inc. in favor of Ameris Bank	8-K	4/28/20	10.1
10.10	Lease Agreement between Goodsen Land Partners and OneUp Innovations, Inc. dated November 20, 2020	10-Q	11/12/20	10.1
10.11	Agreement between OneUp Innovations, Inc. and Christopher Knauf dated January 18, 2024, as supplemented.	10-Q/A	5/17/24	10.1
14.1	Code of Ethics				Filed
16.1	Letter from Liggett & Webb P.A., dated November 3, 2022	8-K	11/3/22	16.1
19.1	Insider Trading Policy				Filed
21.1	Subsidiaries	10-K	9/29/14	21.1
23.1	Consent of EC Barrett, LLC independent registered public accounting firm				Filed
23.2	Consent of Assurance Dimensions independent registered public accounting firm				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary.

The Company elected not to provide the summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: September 30, 2024	By:	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President
Date: September 30, 2024	By:	/s/ Christopher Knauf
Christopher Knauf, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)	September 30, 2024
Louis S. Friedman

