Form 10-Q
period 2024-09-30
Luvu Brands, Inc.
filed 2024-11-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of November 14, 2024, there were 76,834,057 shares of common stock outstanding.

LUVU BRANDS, INC.

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “LUVU”, “we,” “us, “our” and similar terms refer to LUVU Brands, Inc. and the Company’s wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). The Company’s corporate website is www.LuvuBrands.com. Certain of the Company’s documents, its news releases and the Company’s filings with the U.S. Securities and Exchange Commission including financial statements are available on the Company’s corporate website.

Unless specifically set forth to the contrary, the information that appears on the Company’s websites or its various social media platforms is not part of this report.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2024	June 30,
	(unaudited)	2024
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,068	$1,028
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $10 on September 30, 2024 and $11 on June 30, 2024	1,198	1,061
Inventories, net of allowance for inventory reserve of $214 on September 30, 2024 and $214 on June 30, 2024	3,004	3,287
Other current assets	171	141
Total current assets	5,441	5,517

Equipment, property and leasehold improvements, net	1,762	1,870
Finance lease assets	103	103
Operating lease assets	1,410	1,545
Other assets	96	96
Total assets	$8,812	$9,131

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,435	$1,502
Current debt	1,871	1,639
Other accrued liabilities	686	508
Operating lease liability	555	528
Total current liabilities	4,547	4,177

Noncurrent liabilities:
Deferred Tax Liability	119	119
Long-term debt	534	854
Long-term operating lease liability	984	1,151
Total noncurrent liabilities	1,637	2,124
Total liabilities	6,183	6,301
Commitments and contingencies (See Note 12)	—	—
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of September 30, 2024 and June 30, 2024	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,834,057 and 76,547,672 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	766	765
Additional paid-in capital	6,261	6,253
Accumulated deficit	(4,398)	(4,188)
Total stockholders’ equity	2,629	2,830
Total liabilities and stockholders’ equity	$8,812	$9,131

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended
	September 30,
	2024	2023
	(in thousands, except share data)

Net Sales	$5,756	$6,126
Cost of goods sold (excluding depreciation expense presented below)	4,239	4,544
Gross profit	1,517	1,582
Operating expenses:
Advertising and promotion	231	269
Other selling and marketing	414	427
General and administrative	885	819
Depreciation	109	99
Total operating expenses	1,639	1,614
Operating loss	(122)	(32)

Other income (expense):
Interest expense and financing costs, net	(88)	(94)
	(88)	(94)
Loss from operations before income taxes	(210)	(126)
Provision for income taxes	-	0
	$(210)	$(126)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Shares used in calculation of net loss per share:

Basic	76,834,057	76,547,672
Diluted	76,834,057	76,547,672

See accompanying notes to unaudited consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months ended September 30, 2024 and September 30, 2023 (unaudited)

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)
Balance, June 30, 2023	4,300,000	$0	76,547,672	$765	$6,234	$(3,790)	$3,210

Stock-based compensation expense	-	-	-	-	(6)	-	(6)
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(126)	(126)
Balance, September 30, 2023	4,300,000	$0	76,547,672	$765	$6,228	($3,916)	$3,078

Balance, June 30, 2024	4,300,000	$0	76,547,672	$765	$6,253	($4,188)	$2,830
Stock-based compensation expense	-	-	-	-	9	-	9
Stock option exercises	-	-	286,385	1	-	-	-
Net loss	-	-	-	-	-	(210)	(210)
Balance, September 30, 2024	4,300,000	$0	76,834,057	$766	$6,261	($4,398)	$2,629

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2024	2023
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(210)	$(126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109	99
Stock-based compensation expense	9	(6)
Provision for bad debt	-	2
Change in operating assets and liabilities:
Accounts receivable	(137)	(119)
Inventory	283	147
Prepaid expenses and other current assets	(31)	(36)
Accounts payable	(63)	63
Accrued expenses and interest	178	148
Operating lease liability	(141)	(94)
Operating lease asset	135	93
Net cash provided by operating activities	132	171

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements	(1)	(32)
Net cash used in investing activities	(1)	(32)

FINANCING ACTIVITIES:
Borrowing under revolving line of credit	10	63
Repayment of unsecured line of credit	(1)	(3)
Proceeds from unsecured notes payable	-	200
Repayment of unsecured notes payable	-	(200)
Payments on equipment notes	(94)	(99)
Principal payments on capital leases	(6)	(4)
Net cash used in financing activities	(91)	(43)
Net decrease in cash and cash equivalents	40	96
Cash and cash equivalents at beginning of year	1,028	1,041
Cash and cash equivalents at end of year	$1,068	$1,137

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$86	$94

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

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including: Liberator®, a brand category of iconic products for enhancing sexual performance; Avana®, Top-of-Bed Comfort products and inclined bed therapy products, assistive in relieving medical conditions associated with acid reflux, surgery recovery, and chronic pain; and Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from polyurethane foam and repurposed polyurethane foam trim. These products are sold through the Company’s websites, online mass merchants and retail stores worldwide. Many of the Company’s products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce the Company’s carbon footprint.

Sales are generated through internet and print advertisements and social marketing. The Company has a diversified customer base with only one customer accounting for 10% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one economic sector.

The accompanying unaudited consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2024 (the “2024 10-K”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of the Company’s wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s 2024 10-K.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company records revenue based on the five-step model which includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when the performance obligations are satisfied. Substantially all of the Company’s revenue is generated by fulfilling orders for the purchase of manufactured products and product purchased for resale to retailers, wholesalers, or direct to consumers via online channels, with each order considered to be a distinct performance obligation. These orders may be formal purchase orders, verbal phone orders, e-mail orders or orders received online. Shipping and handling activities for which the Company is responsible under the terms and conditions of the order are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized. The impact of this policy election is insignificant as it aligns with the Company’s current practice.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. The Company has elected to exclude sales, use and similar taxes from the measurement of the transaction price. The impact of this policy election is insignificant, as it aligns with the Company’s current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company reviews and updates these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs when the product is shipped from the distribution center, or in some cases, picked up from one of the Company’s distribution centers by the customer.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased, but not used, prior to the end of the fiscal period.

The Company’s total deferred revenue as of September 30, 2024 was $20,029 and was included in “Other accrued liabilities” on the Company’s consolidated balance sheets. The deferred revenue balance as of June 30, 2024 was $19,454.

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

The following is a summary of Accounts Receivable as of September 30, 2024 and June 30, 2024.

	September 30, 2024	June 30, 2024
	(unaudited)
	(in thousands)
Accounts receivable	$1,208	$1,072
Allowance for doubtful accounts	(10)	(11)
Allowance for discounts and returns	-	-
Total accounts receivable, net	$1,198	$1,061

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balances up to $250,000 per bank. On September 30, 2024, the Company had bank balances on deposit that exceeded the balance insured by the FDIC by $817,862. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three months ended September 30, 2024, the Company purchased 16% of total inventory purchases from one vendor.

During the three months ended September 30, 2023, the Company purchased 35% of total inventory purchases from one vendor.

As of September 30, 2024, two of the Company’s customers represents 57% and 8% of the total accounts receivables, respectively. As of June 30, 2024, two of the Company’s customers represents 43% and 17% of the total accounts receivables, respectively. For the three months ended September 30, 2024 and September 30, 2023, sales to and through Amazon accounted for 38% and 37%, respectively, of the Company’s net sales.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

At September 30, 2024 and June 30, 2024, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. There were $338 in Prepaid advertising at September 30, 2024 and $836 at June 30, 2024. Advertising expense for the three months ended September 30, 2024 and 2023 was $231,131 and $268,544, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $42,594 and $32,722 for the three months ended September 30, 2024 and 2023, respectively. Research and development costs are included in general and administrative expenses.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2024.

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended September 30, 2024 and 2023 was $163,188 and $163,188, respectively.

Under ASC 842, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company elected not to recognize leases with a term less than one year on its balance sheet. Operating lease right-of-use (ROU) assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, the Company elected the practical expedient to not separate lease and non-lease components. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense. See Note 12 for details.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information

The Company have identified three reportable sales channels: Direct, Wholesale and Other. Direct includes product sales through the Company’s four e-commerce sites. Wholesale includes Liberator, Jaxx, and Avana branded products sold to distributors and retailers, purchased products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consists of specialty items that are manufactured in small quantities for certain customers, and which, to date, has not been a material part of the Company’s business. Other consists principally of shipping and handling fees and costs derived from the Company’s Direct business.

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change
	(in thousands)
Net Sales by Channel:
Direct	$1,664	$1,527	9%
Wholesale	$3,986	$4,473	-11%
Other	$106	$126	-16%
Total Net Sales	$5,756	$6,126	-6%

	Three Months Ended	Margin	Three Months Ended	Margin	%
	September 30, 2024%		September 30, 2023%		Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$631	38%	$720	47%	-12%
Wholesale	$1,132	28%	$1,114	25%	2%
Other	$(246)	-233%	$(252)	-199%	-2%
Total Gross Profit	$1,518	26%	$1,582	26%	-4%

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for the Company for annual periods beginning July 1, 2024, and effective for interim periods beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2023-07 on its financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of September 30, 2024 and 2023, the common stock equivalents did not have any effect on net loss per share.

	September 30,
	2024	2023
Common stock options – 2015 Plan	1,250,000	1,350,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,550,000	5,650,000

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. The Company recognizes deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset the Company’s deferred tax assets that will not be recoverable. The Company has recorded and continues to carry a full valuation allowance against its gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If the Company determines in the future that it is more likely than not that it will realize all or a portion of its deferred tax assets, the Company will adjust its valuation allowance in the period it makes the determination. The Company expects to provide a full valuation allowance on its future tax benefits until it can sustain a level of profitability that demonstrates the Company’s ability to realize these assets.

Stock Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. The Company measures the cost of each stock option and restricted stock award at its fair value on the grant date. Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as an expense in the financial statements over the respective vesting period.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows FASB ASC 360, Property, Plant, and Equipment, regarding impairment of the Company’s other long-lived assets (property, plant and equipment). The Company’s policy is to assess the Company’s long-lived assets for impairment annually in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and is measured as the excess of its carrying value over its fair value. The carrying amount of a long-lived asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of a long-lived asset.

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of September 30, 2024 or June 30, 2024.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	September 30, 2024	June 30, 2024
	(unaudited)
	(in thousands)
Raw materials	$1,317	$1,396
Work in process	419	460
Finished goods	1,482	1,645
Total inventories	3,218	3,501
Allowance for inventory reserves	(214)	(214)
Total inventories, net of allowance	$3,004	$3,287

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, property and leasehold improvements at September 30, 2024 and June 30, 2024 consisted of the following:

	September 30, 2024	June 30, 2024	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,476	$4,476	2-10 years
Computer equipment and software	763	761	5-7 years
Office equipment and furniture	151	151	5-7 years
Leasehold improvements	475	475	6 years
Subtotal	5,865	5,863
Accumulated depreciation	(4,000)	(3,890)
Equipment and leasehold improvements, net	$1,865	$1,973

Depreciation expense was $109,221 and $99,222 for the three months ended September 30, 2024 and 2023, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2024.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
	(unaudited)
	(in thousands)

Accrued compensation	$524	$342
Accrued expenses and interest	162	166
Other accrued liabilities	$686	$508

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

 Current and long-term debt at September 30, 2024 and June 30, 2024 consisted of the following:

	September 30, 2024	June 30, 2024
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 11)	$-	$-
Line of credit (Note 10)	1,054	1,044
Short-term unsecured notes payable (Note 8)	300	200
Current portion of equipment notes payable (Note 12)	380	371
Notes payable – related party	116	-
Current portion of finance leases payable (Note 12)	21	24
Total current debt	1,871	1,639
Long-term debt:
Unsecured notes payable (Note 8)	100	200
Finance leases payable (Note 12)	85	87
Equipment notes payable (Note 12)	349	452
Notes payable – related party	-	116
Total long-term debt	$534	$855

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2024 and June 30, 2024 consisted of the following:

	September 30,	June 30,
	2024	2024
Current debt:	(in thousands)

13.5% Unsecured note, interest only, due May 1, 2025 (2)	$200	$200
13.5% Unsecured note, interest only, due July 31, 2025(3)	100	-
Total current debt	$300	$200

Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2025(3)	$-	$100
13.5% Unsecured note, interest only, due October 31, 2025(1)	100	100
Total long-term debt	100	200
Total unsecured notes payable	$400	$400

(1) Unsecured note payable for $100,000 to a third-party with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. This note was extended in full on September 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. Personally guaranteed by Louis Friedman, the Company’s CEO and principal shareholder.

(2) Unsecured note payable for $200,000 to a third-party with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was extended in full on April 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. Personally guaranteed by Louis Friedman, the Company’s CEO and principal shareholder.

(3) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. This note was extended in full on July 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Personally guaranteed by the Company’s CEO and principal shareholder.

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at September 30, 2024 and June 30, 2024 consisted of the following:

	September 30, 2024	June 30, 2024
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 8.50%, due on July 1, 2025	$40	$40
Unsecured note payable to an officer, with interest at 8.50%, due on July 1, 2025	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	-
Long-term unsecured notes payable	$-	$116

NOTE 10. LINE OF CREDIT

The Company’s wholly owned subsidiary, OneUp and OneUp’s wholly owned subsidiary, Foam Labs, has entered into a credit facility with a finance company, Advance Financial Corporation dated May 24, 2011, as amended, to provide it with an asset based line of credit of up to $1,200,000 against 85% of eligible accounts receivable (as defined in the agreement) for the purpose of improving working capital and includes an Inventory Advance (as defined in the agreement) of up to the lesser of $500,000 or 125% of the eligible accounts receivable loan. The term of the agreement was one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the end of the current financing period. The credit facility is secured by the Company’s accounts receivable and other rights to payment, general intangibles, inventory and equipment, and are subject to eligibility requirements for current accounts receivable. Advances under the agreement are currently charged interest at a rate of prime rate plus 2% over the lenders Index Rate. In addition, there is a Monthly Service Fee (as defined in the agreement) of currently 0.05 % per month.

The Company’s President, Chief Executive Officer (CEO), and majority shareholder, Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 13). On September 30, 2024, the balance owed under this line of credit was $1,053,908. As of September 30, 2024, the Company was current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $0 at September 30, 2024 and $116 at June 30, 2024.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At September 30, 2024, the weighted average remaining lease term for the lease renewal is 2.4 years and the weighted average discount rate is 14.49%. In addition to the rent payment, The Company pays a proportionate share of operating costs, taxes, and insurance costs. The cost for these additional rent expenses for the three months ending September 30 2024 and 2023 were $52,992 and $54,484 respectively. Supplemental balance sheet information related to leases at September 30, 2024 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$1,410

Current lease liabilities	Operating lease liabilities	$555
Non-current lease liabilities	Long-term operating lease liabilities	984
Total lease liabilities		$1,539

Maturities of lease liabilities at September 30, 2024 are as follows:

Payments	(in thousands)
2025	$545
2026	772
2027	333
Total undiscounted lease payment	$1,836
Less: Present value discount	(297)
Total lease liability balance	$1,539

NOTE 12. COMMITMENTS AND CONTINGENCIES (continued)

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $2,451,838. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 7.1% to 13.5%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2024:

Years ending September 30,	(in thousands)
2025	$380
2026	236
2027	93
2028	19
Future Minimum Note Payable Payments	$728
Less Current Portion	(380)
Long-Term Obligations under Equipment Notes Payable	$348

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $161,920. These assets are included in the finance lease and include production equipment.

On July 1, 2020 the Company entered into finance lease agreement in the amount of $35,000 with monthly payment of $850 with 48-month term at an imputed interest rate of 8.09%.

On January 5, 2022 the Company entered into finance lease agreement in the amount of $23,000 with monthly payment of $514 with 48-month term at an imputed interest rate of 3.75%.

On March 15, 2024, the Company entered into a finance lease agreement in the amount of $63,948 with monthly payments of $1,325 with 60-month term at an imputed rate of 8.90%.

On June 3, 2024, the Company entered into a finance lease agreement in the amount of $39,972 with monthly payments of $807 with 60-month term at an imputed rate of 7.80%.

At September 30, 2024, the weighted average remaining lease term is 4.5 years, and the weighted average discount rate is 8.1%

NOTE 12. COMMITMENTS AND CONTINGENCIES (continued)

The following is an analysis of the minimum finance lease payable payments subsequent to September 30, 2024:

Year ending September 30,	(in thousands)
2025	$24
2026	29
2027	26
2028	25
2029 and thereafter	22
Future Minimum Finance Lease Payable Payments	$126
Less Amount Representing Interest	(20)
Present Value of Minimum Finance Lease Payable Payments	106
Less Current Portion	(21)
Long-Term Obligations under Finance Lease Payable	$85

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and CEO of the Company. The agreement provides for an annual base salary of $155,000 and eligibility to receive a bonus. In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

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

Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to the Company or properties to which the Company is a party, and to the Company’s knowledge there are no material proceedings to which any of the Company’s directors, executive officers or affiliates are a party adverse to the Company or which have a material interest adverse to the Company.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the three months ended September 30, 2024 was accrued by the Company at the prevailing prime rate (which is currently 8.50%) and totaled $1,628 and $1,615 for the three ended September 30, 2023. The accrued interest on the note as of September 30, 2024 and June 30, 2024 was $42,688 and $41,060, respectively . This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, The Company’s CEO, loaned the Company $40,000 (see Note 9). The Company accrued interest on the note during the three months ended September 30, 2024 at the prevailing prime rate (which is currently 8.50%) and totaled $856 and $850 for the three months ended September 30, 2023[RA1] . The accrued interest on the note as of September 30, 2024 and June 30, 2024 was $8,357 and $7,500 respectively. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit). In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On September 30, 2024, the balance owed under this line of credit was $1,053,908.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same terms (see Note 8). This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. This note was extended on July 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Repayment of this promissory note is personally guaranteed by the Company’s CEO.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 8). This note was repaid in full on October 31,2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. On October 1, 2023, this note was extended through October 31, 2025 at the same interest rate of 13.5%. Repayment of the promissory note is personally guaranteed by the Company’s CEO.

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 8). This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was repaid in full on April 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. The Company’s CEO has personally guaranteed the repayment of the loan obligation.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $0 at September 30, 2024 and $116 at June 30, 2024 (see Note 11). The loan is personally guaranteed by the Company’s CEO.

NOTE 15. STOCKHOLDERS’ EQUITY

Options

At September 30, 2024, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is shareholder-approved and under which 1,700,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of September 30, 2024, the number of shares available for issuance under the 2015 Plan was 450,000.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2024:

	Number of shares of underlying outstanding option	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Aggregated Intrinsic Value
Option Outstanding as of June 30, 2024	1,350,000	3.0	$0.12	$21,000
Granted	200,000	-	0.08
Exercised	(300,000)	-	0.03	(15,000)
Forfeited or expired	-	-	-
Options Outstanding as of September 30, 2024	1,250,000	1.5	$0.13	$5,000
Options Exercisable as of September 30, 2024	512,500	2.0	$0.15	$5,000

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.07 for such day.

There were 300,000 stock options exercised during the three months ended September 30, 2024 and none exercised during the three months ended September 30, 2023. The 300,000 options exercised were a cashless exercise which resulted in a net exercise amount of 286,385 stock option during the three months ended September 30, 2024.

There were 200,000 stock options granted during the three months ended September 30, 2024. There were 200,000 stock options granted during the three months ended September 30, 2023.

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2024:

	Outstanding Options			Exercisable
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Options Number of Shares	Weighted Average Price

$0.02 to $0.03	100,000	0.1	$0.02	100,000	$0.02
$0.05 to $0.10	400,000	4.6	$0.08	-	-
$0.15 to $0.20	700,000	2.4	$0.16	375,000	$0.16
$0.30	50,000	1.9	$0.30	37,500	$0.30
Total stock options	1,250,000	2.9	$0.13	512,500	$0.15

Stock-based compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. The Company measures the cost of each stock option and at its fair value on the grant date. Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as expense in the financial statements over the respective vesting period.

Stock option-based compensation expense recognized in the consolidated statements of operations for the three months ended September 30, 2024 and 2023 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ended September 30,
	2024	2023
	($ in thousands)
Cost of Goods Sold	$1	$1
Other Selling and Marketing	5	3
General and Administrative	3	(10)
Total Stock-based Compensation Expense	$9	$(6)

As of September 30, 2024, the Company’s total unrecognized compensation cost was $72,614 which will be recognized over the weighted average vesting period of approximately twenty-seven months.

Warrants

As of September 30, 2024 and 2023, there were no warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at September 30, 2024 and June 30, 2024. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred shareholder dividend rights. At September 30, 2024, the Company had reserved the following shares of common stock for issuance:

September 30,
2024
Shares of common stock reserved for issuance under the 2015 Plan	1,250,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	5,550,000

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company’s Interim Unaudited Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with the Company’s Interim Unaudited Consolidated Financial Statements.

	Three Months Ended
	(unaudited)
	September 30, 2024	September 30, 2023
Net sales	100%	100%
Cost of goods sold	74%	74%
Gross profit	26%	26%
Operating Expenses	28%	26%
Income from operations	(2)%	0%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	September 30, 2024		September 30, 2023
Net Sales:
Liberator	$3,110	54%	$3,324	54%
Jaxx	1,820	32%	1,799	29%
Avana	485	8%	531	9%
Products purchased for resale	210	4%	249	4%
Other	131	2%	224	4%
Total Net Sales	$5,756	100%	$6,126	100%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net sales. Sales for the three months ended September 30, 2024, were approximately $5,756,000, a 6% decrease from the comparable prior year period. The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products decreased $214,000, or 6%, during the quarter from the comparable prior year period, due primarily to lower sales through our wholesale channels. Weaker consumer sentiment continues to drag the sector.

•

Jaxx sales – Jaxx product sales increased 1% from the prior year first quarter to $1,820,000. We continue to develop our marketing efforts into the special education market, which offsets the decline in the competitive online market place.

•

Avana sales – Net sales of Avana products decreased 9% during the quarter from the comparable prior year quarter to $485,000. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels including Amazon, Overstock and Wayfair.

•

Products purchased for resale – This product category decreased by 16%, or $39,000, from the prior year first quarter due to lower sales of certain products through our e-commerce website, Liberator.com. We believe our focus on expanding our online third party drop ship business will return this channel to growth.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, royalties and depreciation. Gross profit margin, as a percentage of sales, increased to 26% from 26% in the prior year first quarter. Gross profit decreased to $1,517,000 from $1,582,000 in the prior year first quarter.

Operating expenses. Total operating expenses for the three months ended September 30, 2024 were approximately 28% of net sales, or approximately $1,639,000, compared to 26% of net sales, or approximately $1,614,000, for the same period in the prior year.

Other income (expense). Interest expense during the first quarter decreased from approximately ($96,000) in the first quarter of fiscal 2024 to approximately ($89,000) in the first quarter of fiscal 2025. The decrease was primarily due to the reduction in notes payable.

Net Loss. For the three months ended September 30, 2024, we had a net loss of $210,000 as compared to a net loss of $126,000 for the three months ended September 30, 2023. The increase in net loss was primarily due to the decrease in Liberator product sales.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Operating results have fluctuated as a result of changes in sales levels to consumers and wholesalers, competition, seasonality costs associated with new product introductions, and increases in raw material costs. In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuation, changes in government regulations, and economic changes in the regions in which it operates and sells. A portion of the Company’s operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company’s inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. The Company may also choose to increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows:

	Three Months Ended
	September 30,
Cash flow data:	2024	2023
	(Unaudited)
	(Dollars in thousands)
Cash provided by operating activities	$132	$171
Cash used in investing activities	$(1)	$(32)
Cash provided by financing activities	$(91)	$(43)

As of September 30, 2024, the Company’s cash and cash equivalents totaled $1,067,862, compared to $1,132,317 in cash and cash equivalents as of September 30, 2023.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company’s principal sources of liquidity are the Company’s cash flow that the Company generates from its operations, availability of borrowings under its line of credit and cash raised through debt financings.

Operating Activities

Net cash provided by operating activities was $132,000 during the three months ended September 30, 2024 compared to $171,000 net cash provided by operating activities in the three months ended September 30, 2023. The primary components of the cash provided by operating activities in the current year is the decrease in Inventory of $283,000 offset in part by an increase in accounts receivable of $137,000.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2024 and September 30, 2023 was $1,000 and $32,000, respectively, related to the purchase of computer equipment and the installation of certain production equipment during the periods.

Financing Activities

Cash used by financing activities during the three months ended September 30, 2024 and September 30, 2023 of $91,000 and $43,000 respectively, primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
	(in thousands)
Net loss	$(210)	$(126)
Plus interest expense, financing costs and income tax	89	96
Plus depreciation and amortization expense	109	99
Plus stock-based compensation expense	9	(6)
Adjusted EBITDA	$(3)	$63

As used herein, Adjusted EBITDA represents net income before interest income, interest expense, income taxes, depreciation, amortization, and stock-based compensation expense. The Company has excluded the non-cash expenses and stock-based compensation, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income of the Company or net cash provided by operating activities.

Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because the Company believes it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and non-cash charges for stock-based compensation expense.

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance sheet arrangements. Accordingly, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 30, 2024, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances and impairment of long-lived assets. The Company also has adopted other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the Company’s results, which are described in Note 2 to its unaudited consolidated financial statements appearing in this report.

Recent accounting pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the unaudited consolidated accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into any transactions using derivative financial instruments or derivative commodity instruments and believe that the Company’s exposure to market risk associated with other financial instruments is not material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any material legal proceedings, nor, to its knowledge, is there any legal proceeding threatened against us. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS

This item is not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Filed or
		Incorporated by Reference			Furnished
No.	Description	Form	Date Filed	Number	Herewith
2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective November 5, 2015	8-K	11/5/15	3.5
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock.	8-K	2/23/11	4.1
14.1	Code of Ethics			Filed
19.1	Insider Trading Policy			Filed
31.1	Section 302 Certificate of Chief Executive Officer			Filed
31.2	Section 302 Certificate of Chief Financial Officer			Filed
32.1	Section 906 Certificate of Chief Executive Officer			*Furnished
32.2	Section 906 Certificate of Chief Financial Officer			*Furnished
101.INS	XBRL Instance Document			Filed
101.SCH	XBRL Taxonomy Extension Schema Document			Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document			Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed

*This Exhibit is being Furnished rather than Filed and shall not be deemed incorporated by reference into any Filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

November 14, 2024	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2024	By:	/s/ Christopher Knauf
(Date)		Christopher Knauf
Chief Financial Officer (Principal Financial & Accounting Officer)

