Form 10-Q
period 2024-12-31
Luvu Brands, Inc.
filed 2025-02-10
CIK 1374567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

As of February 10, 2025, there were 76,834,057 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2024	June 30,
	(unaudited)	2024
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,349	$1,028
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $10 on December 31, 2024 and $11 on June 30, 2024	1,611	1,061
Inventories, net of allowance for inventory reserve of $165 on December 31, 2024 and $214 on June 30, 2024	3,242	3,287
Other current assets	139	141
Total current assets	6,341	5,517
Equipment, property and leasehold improvements, net	1,648	1,870
Finance lease assets	104	103
Operating lease assets	1,297	1,545
Other assets	96	96
Total assets	$9,486	$9,131

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,040	$1,502
Current debt	2,117	1,639
Other accrued liabilities	620	508
Operating lease liability	584	528
Total current liabilities	5,361	4,177
Noncurrent liabilities:
Deferred Tax Liabilities	119	119
Long-term debt	340	854
Long-term operating lease liability	836	1,151
Total noncurrent liabilities	1,295	2,124
Total liabilities	6,656	6,301
Commitments and contingencies (See Note 12)	-	-
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of December 31, 2024 and June 30, 2024	-	-
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,834,057 and 76,547,672 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	766	765
Additional paid-in capital	6,270	6,253
Accumulated deficit	(4,206)	(4,188)
Total stockholders’ equity	2,830	2,830
Total liabilities and stockholders’ equity	$9,486	$9,131

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands, except share data)		(in thousands, except share data)

Net Sales	$7,186	$6,786	$12,941	$12,912
Cost of goods sold (excluding depreciation expense presented below)	5,204	4,968	9,444	9,512
Gross profit	1,982	1,818	3,497	3,400
Operating expenses:
Advertising and promotion	247	273	478	541
Other selling and marketing	437	439	851	866
General and administrative	899	849	1,783	1,668
Depreciation	108	103	217	203
Total operating expenses	1,691	1,664	3,329	3,278
Operating income	291	154	168	122

Other income (expense):
Interest expense and financing costs	(98)	(94)	(185)	(188)
Total other income (expense)	(98)	(94)	(185)	(188)
Income (loss) from operations before income taxes	193	60	(17)	(66)
Provision for income taxes	-	(31)	-	(31)
Net income/(loss)	$193	$29	$(17)	$(97)

Net loss per share:
Basic	$0.00	$0.00	$(0.00)	$(0.00)
Diluted	$0.00	$0.00	$(0.00)	$(0.00)
Shares used in calculation of net income (loss) per share:
Basic	76,834,057	76,547,672	76,834,057	76,547,672
Diluted	76,834,057	76,547,672	76,834,057	76,547,672

See accompanying notes to unaudited consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months ended December 31, 2024 and December 31, 2023 (unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands, except share data)
Ending balance, June 30, 2023	4,300,000	$0	76,547,672	$765	$6,234	$(3,790)	$3,209

Stock-based compensation expense	-	-	-	-	5	-	5
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(97)	(97)
Ending balance, December 31, 2023	4,300,000	$0	76,547,672	$765	$6,239	$(3,887)	$3,117

Ending balance, June 30, 2024	4,300,000	$0	76,547,672	$765	$6,253	$(4,188)	$2,830
Stock-based compensation expense	-	-	-	-	17	-	17
Stock option exercises	-	-	286,385	1	-	-	-
Net loss	-	-	-	-	-	(17)	(17)
Ending balance, December 31, 2024	4,300,000	$0	76,834,057	$766	$6,270	$(4,206)	$2,830

For the Three Months ended December 31, 2024 and December 31, 2023 (unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands, except share data)
Ending balance, September 30 ,2023	4,300,000	$0	76,547,672	$765	$6,228	$(3,916)	$3,077

Stock-based compensation expense	-	-	-	-	11	-	11
Stock option exercises	-	-	-	-	-	-	-
Net income	-	-	-	-	-	29	29
Ending balance, December 31, 2023	4,300,000	$0	76,547,672	$765	$6,239	$(3,887)	$3,117

Ending balance, September 30, 2024	4,300,000	$0	76,834,057	$766	$6,261	$(4,400)	$2,627
Stock-based compensation expense	-	-	-	-	9	-	9
Stock option exercises	-	-	-	-	-	-	-
Net income	-	-	-	-	-	198	198
Ending balance, December 31, 2024	4,300,000	$0	76,834,057	$766	$6,270	$(4,206)	$2,830

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2024	2023
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(17)	$(97)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	217	203
Stock-based compensation expense	18	5
Provision for bad debt	-	1
Loss on sale of fixed asset	7	-
Inventory reserves	49	-
Change in operating assets and liabilities:
Accounts receivable	(550)	(227)
Inventory	(4)	709
Prepaid expenses and other current assets	2	(27)
Accounts payable	541	(258)
Other accrued liabilities	112	63
Operating lease liability	(260)	(192)
Amortization of operating lease asset	248	190
Net cash provided by operating activities	363	370

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements	(3)	(39)
Net cash used in investing activities	(3)	(39)

FINANCING ACTIVITIES:
Borrowing under revolving line of credit	160	52
Repayment of unsecured line of credit	(0)	(6)
Proceeds from unsecured notes payable	-	200
Repayment of unsecured notes payable	-	(200)
Payments on equipment notes	(187)	(197)
Principal payments on capital leases	(12)	(8)
Net cash used in financing activities	(39)	(159)
Net increase in cash and cash equivalents	321	172
Cash and cash equivalents at beginning of year	1,028	1,041
Cash and cash equivalents at end of year	$1,349	$1,213

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$176	$191

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

The accompanying unaudited consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2024 (the “2024 10-K”).

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

The Company’s total deferred revenue as of December 31, 2024 was $20,679 and was included in “Other accrued liabilities” on the Company’s consolidated balance sheets. The deferred revenue balance as of June 30, 2024 was $19,454.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a summary of Accounts Receivable as of December 31, 2024 and June 30, 2024.

	December 31, 2024	June 30, 2024
	(unaudited)
	(in thousands)
Accounts receivable	$1,621	$1,072
Allowance for doubtful accounts	(10)	(11)
Allowance for discounts and returns	-	-
Total accounts receivable, net	$1,611	$1,061

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balances up to $250,000 per bank. On December 31, 2024, the Company had bank balances on deposit that exceeded the balance insured by the FDIC by $1,054,533. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and six month periods ended December 31, 2024, the Company purchased 25% and 21% , respectively, of total inventory purchases from one vendor.

During the three and six month periods ended December 31, 2023, the Company purchased  25% and 24%, respectively, of total inventory purchases from one vendor.

As of December 31, 2024, two of the Company’s customers represents 40% and 12% of the total accounts receivables, respectively. As of June 30, 2024, two of the Company’s customers represents 43% and 17% of the total accounts receivables, respectively. For the six months ended December 31, 2024 and December 31, 2023, sales to and through Amazon accounted for 41%  and 42%, respectively, of the Company’s net sales.

Fair Value of Financial Instruments

At December 31, 2024 and June 30, 2024, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising as of December 31, 2024 and June 30, 2024 was $0 and $836. Advertising expense for the three and six months ended December 31, 2024 was $247,057 and $478,189, respectively. Advertising expense for the three and six months ended December 31, 2023 were $272,751 and $541,295, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. For the three months ended December 31, 2024 and 2023, expenses for new product development totaled $42,430 and $38,115, respectively.  For the six months ended December 31, 2024 and 2023, expenses totaled $85,024 and $70,837. Research and development costs are included in general and administrative expenses.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2024 and June 30, 2024.

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended December 31, 2024 and 2023 was $163,188 and $163,188, respectively. The rent expense for the six months ended December 31, 2024 and 2023 was $326,376 and $326,376, respectively.

Under ASC 842 Leases, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company elected not to recognize leases with a term less than one year on its balance sheet. Operating lease right-of-use (ROU) assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

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

The following is a summary of sales results for the Direct, Wholesale, and Other channels.

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	% Change
	(in thousands)
Net Sales by Channel:
Direct	$2,440	$1,831	33%
Wholesale	$4,699	$4,778	(2)%
Other	$47	$177	(73)%
Total Net Sales	$7,186	$6,786	6%

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Months Ended		Three Months Ended
	December 31, 2024	Margin %	December 31, 2023	Margin %	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$1,000	41%	$770	42%	30%
Wholesale	$1,070	23%	$1,288	27%	(17)%
Other	$(88)	(187)%	$(240)	(199)%	63%
Total Gross Profit	$1,982	28%	$1,818	27%	9%

	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023	% Change
	(in thousands)
Net Sales by Channel:
Direct	$4,104	$3,358	22%
Wholesale	$8,685	$9,251	(6)%
Other	$152	$303	(49)%
Total Net Sales	$12,941	$12,912	0%

	Six Months Ended		Six Months Ended
	December 31, 2024	Margin %	December 31, 2023	Margin %	% Change
	(in thousands)		(in thousands)
Gross Profit by Channel:
Direct	$1,630	40%	$1,489	44%	9%
Wholesale	$2,202	25%	$2,401	25%	(8)%
Other	$(335)	(219)%	$(490)	(162)%	32%
Total Gross Profit	$3,497	27%	$3,400	26%	3%

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of December 31, 2024 and 2023, the common stock equivalents did not have any effect on net income (loss) per share.

	December 31,
	2024	2023
Common stock options – 2015 Plan	1,150,000	1,350,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,450,000	5,650,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of December 31, 2024 or June 30, 2024.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	December 31, 2024	June 30, 2024
	(unaudited)
	(in thousands)
Raw materials	$1,401	$1,396
Work in process	364	460
Finished goods	1,642	1,645
Total inventories	3,407	3,501
Allowance for inventory reserves	(165)	(214)
Total inventories, net of allowance	$3,242	$3,287

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, property and leasehold improvements at December 31, 2024 and June 30, 2024 consisted of the following:

	December 31, 2024	June 30, 2024	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,458	$4,476	2-10 years
Computer equipment and software	763	761	5-7 years
Office equipment and furniture	151	151	5-7 years
Leasehold improvements	475	475	6 years
Subtotal	5,847	5,863
Accumulated depreciation	(4,095)	(3,890)
Equipment and leasehold improvements, net	$1,752	$1,973

For the three months ended December 31, 2024 and 2023, depreciation expense was $108,243 and $103,770, respectively.  Depreciation expense was $217,464  and $202,992 for the six months ended December 31, 2024 and 2023, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the six months ended December 31, 2024 and 2023.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
	(unaudited)
	(in thousands)

Accrued compensation	$421	$342
Accrued expenses and interest	199	166
Other accrued liabilities	$620	$508

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at December 31, 2024 and June 30, 2024 consisted of the following:

	December 31, 2024	June 30, 2024
	(unaudited)
Current debt:	(in thousands)
Unsecured lines of credit (Note 11)	$-	$-
Line of credit (Note 10)	1,204	1,044
Short-term unsecured notes payable (Note 8)	400	200
Current portion of equipment notes payable (Note 12)	373	371
Notes payable – related party	116	-
Current portion of finance leases payable (Note 12)	24	24
Total current debt	2,117	1,639
Long-term debt:
Unsecured notes payable (Note 8)	-	200
Finance leases payable (Note 12)	76	87
Equipment notes payable (Note 12)	264	452
Notes payable – related party	-	116
Total long-term debt	$340	$855

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2024 and June 30, 2024 consisted of the following:

	December 31,	June 30,
	2024	2024
Current debt:
13.5% Unsecured note, interest only, due May 1, 2025 (2)	$200	$200
13.5% Unsecured note, interest only, due July 31, 2025(3)	100	-
13.5% Unsecured note, interest only, due October 31, 2025 (1)	100	-
Total current debt	$400	$200

Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2025 (3)	$-	$100
13.5% Unsecured note, interest only, due October 31, 2025 (1)	-	100
Total long-term debt	$-	$200
Total unsecured notes payable	$400	$400

(1) Unsecured note payable for $100,000 to a third-party with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. This note was extended in full on December 31, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. Personally guaranteed by Louis Friedman, the Company’s CEO and principal shareholder.

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

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at December 31, 2024 and June 30, 2024 consisted of the following:

	December 31, 2024	June 30, 2024
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 7.50%, due on July 1, 2025	$40	$40
Unsecured note payable to an officer, with interest at 7.50%, due on July 1, 2025	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	-
Long-term unsecured notes payable	$-	$116

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

The Company’s President, Chief Executive Officer (CEO), and majority shareholder, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 13).  On December 31, 2024, the balance owed under this line of credit was $1,203,874.  As of December 31, 2024, the Company was current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $0 at December 31, 2024 and $116 at June 30, 2024.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At December 31, 2024, the weighted average remaining lease term for the lease renewal is 2.2 years and the weighted average discount rate is 14.49%. In addition to the rent payment, The Company pays a proportionate share of operating costs, taxes, and insurance costs. The cost for these additional rent expenses for the three months ending December 31, 2024 and 2023 were $52,992 and $54,484 respectively. The cost for these additional rent expenses for the six months ending December 31, 2024 and 2023 were $105,983 and $108,968 respectively. Supplemental balance sheet information related to leases at December 31, 2024 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$1,297

Current lease liabilities	Operating lease liabilities	$584
Non-current lease liabilities	Long-term operating lease liabilities	836
Total lease liabilities		$1,420

Maturities of lease liabilities at December 31, 2024 are as follows:

Payments	(in thousands)
2025	$741
2026	783
2027	138
Total undiscounted lease payment	$1,662
Less: Present value discount	(242)
Total lease liability balance	$1,420

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

NOTE 12. COMMITMENTS AND CONTINGENCIES (continued)

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2024:

Years ending December 31, 2024	(in thousands)
2025	$373
2026	190
2027	74
Future Minimum Note Payable Payments	637
Less Current Portion	(373)
Long-Term Obligations under Equipment Notes Payable	$264

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $161,920. These assets are included in the finance lease and include production equipment.

On July 1, 2020, the Company entered into finance lease agreement in the amount of $35,000 with monthly payment of $850 with 48-month term at an imputed interest rate of 8.09%.

On January 5, 2022, the Company entered into finance lease agreement in the amount of $23,000 with monthly payment of $514 with 48-month term at an imputed interest rate of 3.75%.

On March 15, 2024, the Company entered into a finance lease agreement in the amount of $63,948 with monthly payments of $1,325 with 60-month term at an imputed rate of 8.90%.

On June 3, 2024, the Company entered into a finance lease agreement in the amount of $39,972 with monthly payments of $807 with 60-month term at an imputed rate of 7.80%.

At December 31, 2024, the weighted average remaining lease term is 4.3 years, and the weighted average discount rate is 8.1%

The following is an analysis of the minimum finance lease payable payments subsequent to December 31, 2024:

Year ending December 31, 2024	(in thousands)
2025	$32
2026	26
2027	26
2028	26
2029 and thereafter	8
Future Minimum Finance Lease Payable Payments	$118
Less Amount Representing Interest	(18)
Present Value of Minimum Finance Lease Payable Payments	100
Less Current Portion	(24)
Long-Term Obligations under Finance Lease Payable	$76

NOTE 12. COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and CEO of the Company. The agreement provides for an annual base salary of $160,000 and eligibility to receive a bonus.  In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

On January 15, 2024, the Company, through OneUp, engaged Christopher Knauf to serve as Chief Financial Officer and Controller of the Company. The Company shall pay Mr. Knauf an annual salary of $160,000 and Mr. Knauf received options to purchase 200,000 shares of the Company’s common stock, exercisable at $0.08 per share on the date of the agreement and subsequently on July 1, 2024, an additional option to purchase an additional 200,000 shares of common stock exercisable at $0.08 per share.

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

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the three months ended December 31, 2024 was accrued by the Company at the prevailing prime rate (which is currently 7.50%) and totaled $1,500 and $1,628 for the three months ended December 31, 2023. The accrued interest on the note as of December 31, 2024 and June 30, 2024 was $44,188 and $41,060, respectively . This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, The Company’s CEO, loaned the Company $40,000 (see Note 9). The Company accrued interest on the note during the three months ended December 31, 2024 at the prevailing prime rate (which is currently 7.50%) and totaled $790 and $857 for the three months ended December 31, 2023. The accrued interest on the note as of December 31, 2024 and June 30, 2024 was $9,147  and $7,500 respectively. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On December 31, 2024, the balance owed under this line of credit was $1,203,874.

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

NOTE 13. RELATED PARTY TRANSACTIONS (continued)

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

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $0 at December 31, 2024 and $116 at June 30, 2024 (see Note 11). The loan is personally guaranteed by the Company’s CEO.

NOTE 14. STOCKHOLDERS’ EQUITY

Options

At December 31, 2024, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is shareholder-approved and under which 1,700,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of December 31, 2024, the number of shares available for issuance under the 2015 Plan was 550,000.

The following table summarizes the Company’s stock option activities during the six months ended December 31, 2024:

	Number of shares of underlying outstanding option	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Intrinsic Value
Option Outstanding as of June 30, 2024	1,350,000	3.0	$0.12	$21,000
Granted	200,000	-	0.08	-
Exercised	(300,000)	-	0.03	$(15,000)
Forfeited or expired	(100,000)	-	0.02	$(6,000)
Options Outstanding as of December 31, 2024	1,150,000	2.7	$0.14	$-
Options Exercisable as of December 31, 2024	412,500	2.1	$0.17	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.05 for such day.

There were 300,000 stock options exercised during the six months ended December 31, 2024 and none exercised during the six months ended December 31, 2023. The 300,000 options exercised were a cashless exercise which resulted in a net exercise amount of 286,385 stock option during the six months ended December 31, 2024.

                During the six months ending December 31, 2024, 100,000 options expired.  There were 250,000 options that expired during the six months ending December 31, 2023.

There were 200,000 stock options granted during the six months ended December 31, 2024. There were 200,000 stock options granted during the six months ended December 31, 2023.

NOTE 14. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2024:

	Outstanding Options			Exercisable
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Options Number of Shares	Weighted Average Price

$0.02 to $0.03	-	-	-	-	-
$0.05 to $0.10	400,000	4.4	$0.08	-	-
$0.15 to $0.20	700,000	2.1	$0.16	375,000	$0.16
$0.30	50,000	1.6	$0.30	37,500	$0.30
Total stock options	1,150,000	2.7	$0.13	412,500	$0.17

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

Stock option-based compensation expense recognized in the consolidated statements of operations for the three and six months ended December 31, 2024 and 2023 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ending December 31,
	2024	2023
	($ in thousands)
Cost of Goods Sold	$1	$1
Other Selling and Marketing	5	3
General and Administrative	3	7
Total Stock-based Compensation Expense	$9	$11

	Six Months Ending December 31,
	2024	2023
	($ in thousands)
Cost of Goods Sold	$2	$2
Other Selling and Marketing	10	7
General and Administrative	6	(4)
Total Stock-based Compensation Expense	$18	$5

As of December 31, 2024, the Company’s total unrecognized compensation cost was $62,851 which will be recognized over the weighted average vesting period of approximately twenty four months.

Warrants

As of December 31, 2024 and 2023, there were no warrants outstanding.

NOTE 14. STOCKHOLDERS’ EQUITY (continued)

Common Stock

The Company’s authorized common stock was 175,000,000 shares at December 31, 2024 and June 30, 2024. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred shareholder dividend rights. At December 31, 2024, the Company had reserved the following shares of common stock for issuance:

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net sales	100%	100%	100%	100%
Cost of goods sold	72%	73%	73%	73%
Gross profit	28%	27%	27%	27%
Operating Expenses	24%	25%	26%	26%
Income from operations	4%	2%	1%	1%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended (unaudited)
(Dollars in thousands)	December 31, 2024		December 31, 2023
Net Sales:
Liberator	$4,235	59%	$3,890	57%
Jaxx	2,023	28%	1,814	27%
Avana	548	8%	689	10%
Products purchased for resale	244	3%	288	4%
Other	136	2%	105	2%
Total Net Sales	$7,186	100%	$6,786	100%

	Six Months Ended (unaudited)
(Dollars in thousands)	December 31, 2024		December 31, 2023
Net Sales:
Liberator	$7,345	57%	$7,214	56%
Jaxx	3,842	30%	3,613	28%
Avana	1,032	8%	1,220	9%
Products purchased for resale	455	4%	537	4%
Other	267	1%	328	3%
Total Net Sales	$12,941	100%	$12,912	100%

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

Net sales. Sales for the three months ended December 31, 2024, were approximately $7,186,000, a 6% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $345,000, or 9%, during the quarter from the comparable prior year period, due primarily to stronger sales through our liberator.com website.

•

Jaxx sales – Jaxx product sales increased 12% from the prior year second quarter to $2,023,000.  We continue to develop our marketing efforts into the special education market and expand our product assortment.

•

Avana sales – Net sales of Avana products decreased 20% during the quarter from the comparable prior year second quarter to $548,000. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels.

•

Products purchased for resale – This product category decreased by 15%, or $44,000, from the prior year second quarter due to lower sales of certain products through our e-commerce website, Liberator.com. We believe our focus on expanding our online third party drop ship business will return this channel to growth.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, and royalties. For the three months ending December 31, 2024 gross profit margin, as a percentage of sales, increased to 28% from 27% in the same period in the prior year. Gross profit increased to $1,982,000 from $1,818,000 in the prior year second quarter.

Operating expenses. Total operating expenses for the three months ended December 31, 2024 were approximately 24% of net sales, or approximately $1,691,000, compared to 25% of net sales, or approximately $1,664,000, for the same period in the prior year.

Other income (expense). Interest expense during the second quarter decreased from approximately ($98,000) in the second quarter of fiscal 2024 to approximately ($94000) in the second quarter of fiscal 2025. The decrease was primarily due to the reduction in notes payable.

Net Income. For the three months ended December 31, 2024, we had a net profit of $193,000 as compared to a net profit of $29,000 for the three months ended December 31, 2023.  The increase in net income was due to the increase in sales and the reduction in production costs which provided an increase in the gross margin for the period.

Six Months Ended December 31, 2024 Compared to the Six Months Ended December 31, 2023

Net sales. Sales for the six months ended December 31, 2024, were approximately $12,941,000, a 0.2% increase from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $131,000, or 2%, during the six month from the comparable prior year period, due primarily to stronger sales through our liberator.com website but were slightly offset by a decline in our wholesale accounts.

•

Jaxx sales – Jaxx product sales increased 6% from the prior year six month to $3,842,000.  We continue to develop our marketing efforts into the special education market and expand our product assortment.

•

Avana sales – Net sales of Avana products decreased 15% during the six months from the comparable prior year period to $1,032,000. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels.

•	Products purchased for resale – This product category decreased by 15%, or $82,000, from the prior year six months due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, and royalties. For the six months ending December 31, 2024 gross profit margin, as a percentage of sales, increased to 27% from 26% in the same period in the prior year. Gross profit increased to $3,497,000 from $3,400,000 in the prior year comparable six month period.

Operating expenses. Total operating expenses for the six months ended December 31, 2024 were approximately 26% of net sales, or approximately $3,329,000, compared to 25% of net sales, or approximately $3,278,000, for the same period in the prior year.  Reduction in advertising expense was offset by an increase in personnel related expenses.

Other income (expense). Interest expense during the six months ended December 31, 2024 decreased to  approximately ($185000) from approximately ($188,000) in the same period from the prior year.  The decrease was primarily due to the reduction in notes payable.

Net loss. For the six months ended December 31, 2024, we had a net loss of $17,000 as compared to a net loss of $97,000 for the six months ended December 31, 2023.  The reduction in net loss was due to the increase in sales and the reduction in production costs which provided an increase in the gross margin for the period.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows:
	Six Months Ended
	December 31,
Cash flow data:	2024	2023
	(Unaudited)
	(Dollars in thousands)
Cash provided by operating activities	$363	$370
Cash used in investing activities	$(3)	$(39)
Cash used in financing activities	$(39)	$(159)

As of December 31, 2024, the Company’s cash and cash equivalents totaled $1,349,285, compared to $1,213,068 in cash and cash equivalents as of December 31, 2023.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company’s principal sources of liquidity are the Company’s cash flow that the Company generates from its operations, availability of borrowings under its line of credit and cash raised through debt financings.

Operating Activities

Net cash provided by operating activities was $363,000 during the six months ended December 31, 2024 compared to $370,000 net cash provided by operating activities in the three months ended December 31, 2023.  The primary components of the cash provided by operating activities in the current year is the increase in Accrued expenses and payroll of $107,000 and a reduction in operation lease costs of $151,000.  Inventory reserves were reduced by $49,000 for the period.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2024 was $3,000 compared to a use of $39,000 during the six months ended December 31, 2023.  This is due to the disposal of a forklift during the six months ended December 31, 2024.  No replacement forklift is needed at this time.

Financing Activities

Cash used by financing activities during the three months ended December 31, 2024 and December 31, 2023 of $39,000 and $159,000 respectively, primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income (loss)	$193	$29	$(17)	$(97)
Plus interest expense, financing costs and income tax	92	126	181	188
Plus depreciation and amortization expense	108	104	217	203
Plus stock-based compensation expense	9	14	18	5
Adjusted EBITDA	$402	$273	$399	$299

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

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance sheet arrangements. Accordingly, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2024, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On August 8, 2024, the Company issued 94,956 shares of common stock pursuant to the exercise of outstanding options at an exercise price of $0.03 per share. The options were held by an employee. The issuance of the shares was exempt from registration under Section 3(a)(9) of the Securities Act.

On August 30, 2024, the Company issued 191,429 shares of common stock pursuant to the exercise of outstanding options at an exercise price of $0.03 per share. The options were held by an employee. The issuance of the shares was exempt from registration under Section 3(a)(9) of the Securities Act.

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

LUVU BRANDS, INC.
(Registrant)

February 10, 2025	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 10, 2025	By:	/s/ Christopher Knauf
(Date)		Christopher Knauf
Chief Financial Officer (Principal Financial & Accounting Officer)

