Form 10-Q
period 2025-03-31
Luvu Brands, Inc.
filed 2025-05-15
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 15, 2025, there were 76,834,057 shares of common stock outstanding.

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

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2025	June 30,
	(unaudited)	2024
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,110	$1,028
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $10 on March 31, 2025 and $11 on June 30, 2024	1,420	1,061
Inventories, net of allowance for inventory reserve of $165 on March 31, 2025 and $214 on June 30, 2024	3,457	3,287
Other current assets	137	141
Total current assets	6,124	5,517

Equipment, property and leasehold improvements, net	1,573	1,870
Finance lease assets	104	103
Operating lease assets	1,179	1,545
Other assets	96	96
Total assets	$9,076	$9,131

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,811	$1,502
Current debt	1,744	1,639
Other accrued liabilities	694	508
Operating lease liability	614	528
Total current liabilities	4,863	4,177

Noncurrent liabilities:
Deferred Tax Liability	119	119
Long-term debt	665	854
Long-term operating lease liability	677	1,151
Total noncurrent liabilities	1,461	2,124
Total liabilities	6,324	6,301
Commitments and contingencies (See Note 13)	—	—
Stockholders’ equity (deficit):
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of March 31, 2025 and June 30, 2024	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,834,057 and 76,547,672 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	766	765
Additional paid-in capital	6,279	6,253
Accumulated deficit	(4,293)	(4,188)
Total stockholders’ equity	2,752	2,830
Total liabilities and stockholders’ equity	$9,076	$9,131

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands, except share data)		(in thousands, except share data)

Net Sales	$5,846	$5,923	$18,787	$18,835
Cost of goods sold (excluding depreciation expense presented below)	4,243	4,284	13,687	13,795
Gross profit	1,603	1,639	5,100	5,039
Operating expenses:
Advertising and promotion	240	244	718	785
Other selling and marketing	430	463	1,281	1,334
General and administrative	827	789	2,610	2,452
Depreciation	107	104	324	307
Total operating expenses	1,604	1,600	4,933	4,878
Operating income/(loss)	(1)	39	167	162

Other income (expense):
Interest expense and financing costs	(87)	(133)	(272)	(322)
Total other income (expense)	(87)	(133)	(272)	(322)
Loss from operations before income taxes	(88)	(94)	(105)	(160)
Provision for income taxes	-	-	-	(31)
Net Loss	$(88)	$(94)	$(105)	$(191)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Shares used in calculation of net loss per share:
Basic	76,834,057	76,547,672	76,834,057	76,547,672
Diluted	76,834,057	76,547,672	76,834,057	76,547,672

See accompanying notes to unaudited consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months ended March 31, 2025 and March 31, 2024 (unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands, except share data)
Ending balance, June 30, 2023	4,300,000	$0	76,547,672	$765	$6,236	$(3,791)	$3,211

Stock-based compensation expense	-	-	-	-	11	-	11
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(191)	(191)
Ending balance, March 31, 2024	4,300,000	$0	76,547,672	$765	$6,247	$(3,982)	$3,030

Ending balance, June 30, 2024	4,300,000	$0	76,547,672	$765	$6,253	$(4,188)	$2,830
Stock-based compensation expense	-	-	-	-	26	-	26
Stock option exercises	-	-	286,385	1	-	-	1
Net loss	-	-	-	-	-	(105)	(105)
Ending balance, March 31, 2025	4,300,000	$0	76,834,057	$766	$6,279	$(4,293)	$2,752

For the Three Months ended March 31, 2025 and March 31, 2024 (unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
	(in thousands, except share data)
Ending balance, December 31, 2023	4,300,000	$0	76,547,672	$765	$6,241	$(3,888)	$3,118

Stock-based compensation expense	-	-	-	-	6	-	6
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(94)	(94)
Ending balance, March 31, 2024	4,300,000	$0	76,547,672	$765	$6,245	$(3,980)	$3,030

Ending balance, December 31, 2024	4,300,000	$0	76,834,057	$766	$6,270	$(4,205)	$2,831
Stock-based compensation expense	-	-	-	-	9	-	9
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(88)	(88)
Ending balance, March 31, 2025	4,300,000	$0	76,834,057	$766	$6,279	$(4,293)	$2,752

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(105)	$(191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	324	307
Stock-based compensation expense	27	10
Loss on sale of fixed asset	7	-
Change in operating assets and liabilities:
Accounts receivable	(359)	(247)
Inventory	(170)	733
Prepaid expenses and other assets	4	(18)
Accounts payable	312	(474)
Accrued expenses and interest	186	217
Operating lease liability	(388)	(299)
Amortization of operating lease asset	365	294
Net cash provided by operating activities	203	332

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements	(34)	(52)
Net cash used in investing activities	(34)	(52)

FINANCING ACTIVITIES:
Borrowing (repayment) under revolving line of credit	(82)	64
Proceeds from unsecured line of credit	54	(10)
Proceeds from unsecured notes payable	250	200
Repayment of unsecured notes payable	(9)	(200)
Payments on equipment notes	(282)	(292)
Principal payments on finance leases	(17)	(11)
Net cash used in financing activities	(87)	(249)
Net increase (decrease) in cash and cash equivalents	82	31
Cash and cash equivalents at beginning of period	1,028	1,041
Cash and cash equivalents at end of period	$1,110	$1,072

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$218	$275

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

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including:

■	JAXX-a diverse range of convertible daybeds, headboard panels, outdoor soft seating and bean bags made from repurposed polyurethane foam trim.
■	AVANA-products for yoga exercise, sleep comfort and inclined bed therapy.
■	LIBERATOR-transformable chaises and specially designed pillows and props for enhancing sexual performance.
■	FOAMLABS-private label Jaxx products and contract manufacturing for hospitality, school, furniture mass market and beyond.

These products are sold through the Company’s websites, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint.

Sales are generated through internet and print advertisements and social marketing. We have a diversified customer base with only one customer accounting for 35% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one customer type.

The accompanying unaudited consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2024 (the “2024 10-K”).

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

The Company’s total deferred revenue as of March 31, 2025 was $20,729 and was included in “Other accrued liabilities” on the Company’s consolidated balance sheets. The deferred revenue balance as of June 30, 2024 was $19,454.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a summary of Accounts Receivable as of March 31, 2025 and June 30, 2024.

	March 31, 2025	June 30, 2024
	(unaudited)
	(in thousands)
Accounts receivable	$1,430	$1,072
Allowance for doubtful accounts	(10)	(11)
Allowance for discounts and returns	-	-
Total accounts receivable, net	$1,420	$1,061

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balances up to $250,000 per bank. On March 31, 2025, the Company had bank balances on deposit that exceeded the balance insured by the FDIC by $860,268. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and nine month periods ended March 31, 2025, the Company purchased 23% and 27%, respectively, of total inventory purchases from one vendor.

During the three and nine month periods ended March 31, 2024, the Company purchased 29% and 30%, respectively, of total inventory purchases from one vendor.

As of March 31, 2025, three of the Company’s customers represent 49%, 10% and 9% of the total accounts receivables, respectively. As of June 30, 2024, two of the Company’s customers represent 43% and 17% of the total accounts receivables, respectively. For the three months ended March 31, 2025 and March 31, 2024, sales to and through Amazon accounted for 35% and 35%, respectively, of the Company’s net sales For the nine months ended March 31, 2025 and March 31, 2024, sales to and through Amazon accounted for 35%  and 36%, respectively, of the Company’s net sales.

Fair Value of Financial Instruments

At March 31, 2025 and June 30, 2024, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

B. Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models, and excess earnings method.

C. Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising as of March 31, 2025 and June 30, 2024 was $0 and $836. Advertising expense for the three and nine months ended March 31, 2025 was $240,145 and $718,334, respectively. Advertising expense for the three and nine months ended March 31, 2024 were $243,786 and $785,081, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. For the three months ended March 31, 2025 and 2024, expenses for new product development totaled $41,409 and $44,630, respectively.  For the nine months ended March 31, 2025 and 2024, expenses totaled $126,433 and $115,467. Research and development costs are included in general and administrative expenses.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2025 and June 30, 2024.

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended March 31, 2025 and 2024 was $163,188 and $163,188, respectively.  The rent expense for the nine months ended March 31, 2025 and 2024 was $489,564 and $489,564, respectively.

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

Segment Information

As of March 31, 2025, the Company was comprised of two reportable segments: Direct to Consumer and Wholesale. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment, as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Chief Executive Officer.

The CODM evaluates segment performance and determines how to allocate resources based on the Company’s key financial measure of adjusted operating income (“AOI”), a non-GAAP financial measure. The Company defines AOI as operating income excluding:

(i)	depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,

(ii)	amortization for capitalized costs,

(iii)	share-based compensation expense,

(iv)	gains or losses on sales or dispositions of assets,

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The CODM uses AOI for each segment predominantly throughout the annual budget and forecasting process. Additionally, the CODM considers year-over-year variances in AOI, at least quarterly, when making decisions about allocating operating and capital resources to each segment. Management believes AOI is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. AOI and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company’s performance. The Company uses revenues and AOI measures as the most important indicators of its business performance, and evaluates management’s effectiveness with specific reference to these indicators.

AOI should be viewed as a supplement to and not a substitute for operating (loss) income, net loss, cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since AOI is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies. The Company has presented the components that reconcile operating (loss) income, the most directly comparable GAAP financial measure, to AOI.

               The Company has identified two reportable sales segmentations: Direct to Consumer and Wholesale. Direct to Consumer includes product sales through the Company’s four e-commerce sites. Wholesale includes Liberator, Jaxx, and Avana branded products sold to distributors and retailers, purchased products sold to retailers, and private label items sold to other resellers. The Wholesale category also includes contract manufacturing services, which consist of specialty items that are manufactured in small quantities for certain customers, and which, to date, have not been a material part of the Company’s business.

Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
(in thousands)	Direct to Consumer	Wholesale	Total	Direct to Consumer	Wholesale	Total
Revenues	$1,944	$3,902	$5,846	$1,768	$4,155	$5,923
Cost of Goods Sold	1,358	2,885	4,243	1,168	3,115	4,284
Other direct operating expenses (a)	277	365	641	291	332	623
Overhead expenses(b)			963			977
Operating (loss) income	310	652	(1)	308	708	39
Interest income			(1)			(1)
Interest expense			88			134
Other expense, net			-			-
Loss from operations before income taxes			(88)			(94)
Reconciliation of operating loss to adjusted operating income:
Operating (loss) income	310	652	(1)	308	708	39
Adjustments:
Share-based compensation expense			9			5
Depreciation and amortization			107			104
Adjusted operating income	$310	$652	$114	$308	$708	$148

(a)	Other direct operating expenses are directly attributable to the business segment, such as marketing, salaries, customer relationship expenses, and travel and entertainment expenses.
(b)	Overhead expenses are all non-direct expenses related to the operation of the business segment. It includes G&A, unallocated marketing expenses, facilities, product development, and depreciation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Nine Months Ended			Nine Months Ended
	March 31, 2025			March 31, 2024
(in thousands)	Direct to Consumer	Wholesale	Total	Direct to Consumer	Wholesale	Total
Revenues	$6,201	$12,586	$18,787	$5,429	$13,406	$18,835
Cost of Goods Sold	4,320	9,367	13,687	3,830	9,965	13,795
Other direct operating expenses (a)	827	956	1,783	941	914	1,856
Overhead expenses(b)			3,150			3,022
Operating (loss) income	1,054	2,262	167	658	2,527	162
Interest income			(4)			(4)
Interest expense			269			326
Other expense, net			7			-
Loss from operations before income taxes			(105)			(160)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	1,054	2,263	167	658	2,527	162
Adjustments:
Share-based compensation expense			27			10
Depreciation and amortization			324			307
Adjusted operating income	$1,054	$2,263	$518	$658	$2,527	$479

(a)	Other direct operating expenses are directly attributable to the business segment, such as marketing, salaries, customer relationship expenses, and travel and entertainment expenses.
(b)	Overhead expenses are all non-direct expenses related to the operation of the business segment. It includes G&A, unallocated marketing expenses, facilities, product development, and depreciation.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of March 31, 2025 and 2024, the common stock equivalents did not have any effect on net income (loss) per share.

	March 31,
	2025	2024
Common stock options – 2015 Plan	1,150,000	1,150,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,450,000	5,450,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of March 31, 2025 or June 30, 2024.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	March 31, 2025	June 30, 2024
	(unaudited)
	(in thousands)
Raw materials	$1,518	$1,396
Work in process	402	460
Finished goods	1,702	1,645
Total inventories	3,622	3,501
Allowance for inventory reserves	(165)	(214)
Total inventories, net of allowance	$3,457	$3,287

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, property and leasehold improvements at March 31, 2025 and June 30, 2024 consisted of the following:

	March 31, 2025	June 30, 2024	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,458	$4,476	2-10 years
Computer equipment and software	764	761	5-7 years
Office equipment and furniture	181	151	5-7 years
Leasehold improvements	475	475	6 years
Subtotal	5,878	5,863
Accumulated depreciation	(4,201)	(3,890)
Equipment and leasehold improvements, net	$1,677	$1,973

Depreciation expense was $106,517 and $103,848, respectively, for the three months ended March 31, 2025 and

2024. For the nine months ended March 31, 2025 and 2024, it was $323,981 and $306,840, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the nine months ended March 31, 2025 and 2024.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
	(unaudited)
	(in thousands)
Accrued compensation	$518	$342
Accrued expenses and interest	176	166
Other accrued liabilities	$694	$508

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at March 31, 2025 and June 30, 2024 consisted of the following:

	March 31, 2025	June 30, 2024
	(unaudited)
Current debt:	(in thousands)
Line of credit (Note 10)	962	1,044
Unsecured notes payable (Note 8)	316	200
Current portion of equipment notes payable (Note 12)	328	371
Notes payable – related party (Note 9)	116	-
Current portion of finance leases payable (Note 12)	22	24
Total current debt	1,744	1,639
Long-term debt:
Unsecured notes payable (Note 8)	325	200
Finance leases payable (Note 12)	72	87
Equipment notes payable (Note 12)	213	452
Unsecured lines of credit (Note 11)	54	-
Notes payable – related party (Note 9)	-	116
Total long-term debt	$664	$855

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at March 31, 2025 and June 30, 2024 consisted of the following:

	March 31,	June 30,
	2025(unaudited)	2024
Current debt:
13.5% Unsecured note, interest only, due May 1, 2025 (2)	-	$200
13.5% Unsecured note, interest only, due July 31, 2025(3)	100	-
18.0% Unsecured note, due February 28, 2027 (4)	116	-
13.5% Unsecured note, interest only, due October 31, 2025 (1)	100	-
Total current debt	$316	$200

Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2025 (3)	$-	$100
13.5% Unsecured note, interest only, due April 30, 2027 (2)	200	-
18.0% Unsecured note, due February 28, 2027 (4)	125	-
13.5% Unsecured note, interest only, due October 31, 2025 (1)	-	100
Total long-term debt	$325	$200
Total unsecured notes payable	$641	$400

NOTE 8. UNSECURED NOTES PAYABLE (continued).

(1) Unsecured note payable for $100,000 to a third-party with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2024. This note was extended in full on October 31, 2024 with the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. Personally guaranteed by Louis Friedman, the Company’s CEO and principal shareholder.

(2) Unsecured note payable for $200,000 to a third-party with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2024. This note was extended in full on April 30, 2024 with the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. This note was again extended in full on May 1, 2025 with the same lender with interest payable monthly at 13.5%, principal due April 30, 2027. Personally guaranteed by Louis Friedman, the Company’s CEO and principal shareholder.

(3) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2024. This note was extended in full on July 30, 2024 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Personally guaranteed by the Company’s CEO and principal shareholder.

(4) On March 27, 2025, the Company entered into an unsecured note payable in the amount of $250,000 with a monthly payment of $12,485 with 24-months term at an imputed monthly interest rate of 1.5%.

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at March 31, 2025 and June 30, 2024 consisted of the following:

	March 31, 2025	June 30, 2024
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 7.50%, due on July 1, 2025	$40	$40
Unsecured note payable to an officer, with interest at 7.50%, due on July 1, 2025	76	76
Total unsecured notes payable	116	116
Less: current portion	(116)	-
Long-term unsecured notes payable	$-	$116

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

NOTE 10. LINE OF CREDIT (continue)

The Company’s President, Chief Executive Officer (CEO), and majority shareholder, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 13).  On March 31, 2025, the balance owed under this line of credit was $961,979.  As of March 31, 2025, the Company was current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 11%. The aggregate amount owed on the unsecured line of credit was $54,078 at March 31, 2025 and $116 at June 30, 2024.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its facilities under a non-cancelable operating lease, which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date of November 2, 2020, based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At March 31, 2025, the weighted average remaining lease term for the lease renewal is 1.9 years, and the weighted average discount rate is 14.49%. In addition to the rent payment, the Company pays a proportionate share of operating costs, taxes, and insurance costs. The cost for these additional rent expenses for the three months ending March 31, 2025, and 2024 were $77,551 and $56,828, respectively. The cost for these additional rent expenses for the nine months ending March 31, 2025, and 2024 was $183,554 and $165,796, respectively. Supplemental balance sheet information related to leases as of March 31, 2025 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$1,179

Current lease liabilities	Operating lease liabilities	$614
Non-current lease liabilities	Long-term operating lease liabilities	677
Total lease liabilities		$1,291

Maturities of lease liabilities at March 31, 2025 are as follows:

Payments	(in thousands)
2026	$751
2027	725
Total undiscounted lease payment	$1,476
Less: Present value discount	(185)
Total lease liability balance	$1,291

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

NOTE 12. COMMITMENTS AND CONTINGENCIES (continued)

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2025:

(in thousands)
2026	$328
2027	154
2028	59
Future Minimum Note Payable Payments	541
Less Current Portion	(328)
Long-Term Obligations under Equipment Notes Payable	$213

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $126,. These assets are included in the finance lease and include production equipment.

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

At March 31, 2025, the weighted average remaining lease term is 4.3 years, and the weighted average discount rate is 8.1%

The following is an analysis of the minimum finance lease payable payments subsequent to March 31, 2025:

(in thousands)
2026	$29
2027	26
2028	26
2029	26
2030	2
Future Minimum Finance Lease Payable Payments	$109
Less Amount Representing Interest	(15)
Present Value of Minimum Finance Lease Payable Payments	94
Less Current Portion	(22)
Long-Term Obligations under Finance Lease Payable	$72

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

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the three months ended March 31, 2025 was accrued by the Company at the prevailing prime rate (currently 7.50%) and totaled $1,405 and $1,611 for the three months ending March 31, 2024. The accrued interest on the note as of March 31, 2025, and June 30, 2024, was $45,594 and $41,060, respectively. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, the Company’s CEO loaned the Company $40,000 (see Note 9). The Company accrued interest on the note during the three months ending March 31, 2025, at the prevailing prime rate (currently 7.50%) and totaled $740 and $848 for the three months ending March 31, 2024. The accrued interest on the note as of March 31, 2025, and June 30, 2024, was $9,886 and $7,500, respectively. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On March 31, 2025, the balance owed under this line of credit was $961,979.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same terms (see Note 8). This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2024. This note was extended on July 30, 2024 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Repayment of this promissory note is personally guaranteed by the Company’s CEO.

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 8). This note was repaid in full on October 31, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2024. On October 1, 2024, this note was extended through October 31, 2025 at the same interest rate of 13.5%.  Repayment of the promissory note is personally guaranteed by the Company’s CEO.

NOTE 13. RELATED PARTY TRANSACTIONS (continued)

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 8). This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2024. This note was repaid in full on April 30, 2024 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. This note was again extended in full on May 1, 2025 with the same lender with interest payable monthly at 13.5%, principal due April 30, 2027. Personally guaranteed by Louis Friedman, the Company’s CEO and principal shareholder.

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $54,078 at March 31, 2025 and $0 at June 30, 2024 (see Note 11). The loan is personally guaranteed by the Company’s CEO.

NOTE 14. STOCKHOLDERS’ EQUITY

Options

At March 31, 2025, the Company had the 2015 Stock Option Plan (the “2015 Plan”), which is shareholder-approved and under which 1,700,000 shares are reserved for issuance under the 2015 Plan until such Plan terminates on August 31, 2025.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2025, the number of shares available for issuance under the 2015 Plan was 550,000.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2025:

	Number of shares of underlying outstanding option	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Intrinsic Value
Option Outstanding as of June 30, 2024	1,350,000	3.0	$0.12	$21,000
Granted	200,000	-	0.08
Exercised	(300,000)	-	0.03	(15,000)
Forfeited or expired	(100,000)	-	(0.02)	-
Options Outstanding as of March 31, 2025	1,150,000	2.7	$0.14	$-
Options Exercisable as of March 31, 2025	412,500	2.0	$0.17	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.05 for such day.

There were 300,000 stock options exercised during the nine months ended March 31, 2025 and none exercised during the nine months ended March 31, 2024. The 300,000 options exercised were a cashless exercise, which resulted in a net exercise amount of 286,385 stock options during the nine months ended March 31, 2025.

                During the nine months ending March 31, 2025, 100,000 options expired.  There were 450,000 options that expired during the nine months ending March 31, 2024.

There were 200,000 stock options granted during the nine months ended March 31, 2025. There were 200,000 stock options granted during the nine months ended March 31, 2024.

NOTE 14. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2025:

	Outstanding Options			Exercisable
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Options Number of Shares	Weighted Average Price

$0.02 to $0.03	-	-	-	-	-
$0.05 to $0.10	400,000	4.1	$0.08	-	$0.08
$0.15 to $0.20	700,000	1.9	$0.16	375,000	$0.16
$0.30	50,000	1.4	$0.30	37,500	$0.30
Total stock options	1,150,000	2.7	$0.14	412,500	$0.17

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

Stock option-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended March 31, 2025, and 2024 is based on awards ultimately expected to vest and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ending March 31,
	2025	2024
	($ in thousands)
Cost of Goods Sold	$1	$2
Other Selling and Marketing	5	8
General and Administrative	3	(4)
Total Stock-based Compensation Expense	$9	$6

	Nine Months Ending March 31,
	2025	2024
	($ in thousands)
Cost of Goods Sold	$3	$4
Other Selling and Marketing	15	13
General and Administrative	9	(7)
Total Stock-based Compensation Expense	$27	$10

As of March 31, 2025, the Company’s total unrecognized compensation cost was $52,581, which will be recognized over the weighted average vesting period of approximately twenty-four months.

Warrants

As of March 31, 2025 and 2024, there were no warrants outstanding.

NOTE 14. STOCKHOLDERS’ EQUITY (continued)

Common Stock

The Company’s authorized common stock was 175,000,000 shares at March 31, 2025 and June 30, 2024. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred shareholder dividend rights. At March 31, 2025, the Company had reserved the following shares of common stock for issuance:

March 31,
2025
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net sales	100%	100%	100%	100%
Cost of goods sold	73%	72%	73%	73%
Gross profit	27%	28%	27%	27%
Operating Expenses	27%	27%	26%	26%
Income from operations	0%	1%	1%	1%

The following table represents the net sales and percentage of net sales by product type:

	Three Months Ended
	(unaudited)
(Dollars in thousands)	31-Mar-25		31-Mar-24
Net Sales:
Liberator	$3,869	66%	$3,442	58%
Jaxx	1,145	20%	1,419	24%
Avana	518	9%	681	12%
Products purchased for resale	225	4%	259	4%
Other	89	1%	122	2%
1 Total Net Sales	$5,846	100%	$5,923	100%

	Nine Months Ended
	(unaudited)
(Dollars in thousands)	31-Mar-25		31-Mar-24
Net Sales:
Liberator	$11,214	60%	$10,656	57%
Jaxx	4,987	27%	5,032	27%
Avana	1,551	8%	1,901	10%
Products purchased for resale	680	4%	796	4%
Other	355	1%	450	2%
Total Net Sales	$18,787	100%	$18,835	100%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net sales. Sales for the three months ended March 31, 2025, were approximately $5,846,000, a 1% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $427,000, or 12%, during the quarter from the comparable prior year period, due primarily to stronger sales through our liberator.com website.

•

Jaxx sales—Jaxx product sales decreased 19% from the prior year's third quarter to $1,145,000. Increased competition from low-cost international manufacturers eroded our sales at several online retailers.  We are increasing our sourcing efforts to reduce our raw materials costs from new vendors.

•

Avana sales – Net sales of Avana products decreased 24% during the quarter from the comparable prior year third quarter to $518,000. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels. We have reduced marketing spend on this brand as it was not profitable and reallocated those funds to support the Liberator and Jaxx brands.

•

Products purchased for resale – This product category decreased by 13%, to $225,000, from the prior year third quarter due to lower sales of certain products through our e-commerce website, Liberator.com. We believe our focus on expanding our online third party drop ship business will return this channel to growth.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, and royalties. For the three months ending March 31, 2025 gross profit margin, as a percentage of sales, decreased to 27% from 28% in the same period in the prior year. Gross profit decreased to $1,603,000 from $1,639,000 for the previous year's third quarter.

Operating expenses. Total operating expenses for the three months ended March 31, 2025 were approximately 27% of net sales, or approximately $1,604,000, compared to 27% of net sales, or approximately $1,600,000, for the same period in the prior year.

Other income (expense). Interest expense during the third quarter decreased to approximately ($87,000) in the third quarter of fiscal 2025 from approximately ($133,000) in the third quarter of fiscal 2024. The decrease was primarily due to the reduction in notes payable.

Net Income. For the three months ended March 31, 2025, we had a net loss of ($88,000) as compared to a net loss of ($94,000) for the three months ended March 31, 2024.  The reduction in net loss was due to the decrease in interest expense for the period.

Nine months Ended March 31, 2025 Compared to the Nine months Ended March 31, 2024

Net sales. Sales for the nine months ended March 31, 2025, were approximately $18,787,000, a 0.3% decrease from the comparable prior year period.  The major components of net sales, by product, are as follows:

•

Liberator sales - Sales of Liberator branded products increased $558,000, or 5%, during the nine months from the comparable prior year period, due primarily to stronger sales through our liberator.com website but were slightly offset by a decline in our wholesale accounts.

•

Jaxx sales – Jaxx product sales decreased 1% from the prior year's nine period to $4,987,000.  We continue to develop our marketing efforts into the special education market and expand our product assortment.

•

Avana sales – Net sales of Avana products decreased 18% during the nine months from the comparable prior year period to $1,551,000. Sales of this product line have been impacted by lower-priced competitive products in the marketplace, production constraints which resulted in longer delivery lead times which resulted in lower sales through drop ship channels.

•

Products purchased for resale – This product category decreased by 15%, or $116,000, from the prior year nine months due to lower sales of certain products through our e-commerce website, Liberator.com.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, and royalties. For the nine months ending March 31, 2025 gross profit margin, as a percentage of sales, increased to 27% from 27% in the same period in the prior year. Gross profit increased to $5,100,000 from $5,039,000 in the prior year comparable nine month period.

Operating expenses. Total operating expenses for the nine months ended March 31, 2025 were approximately 26% of net sales, or approximately $4,933,000, compared to 26% of net sales, or approximately $4,878,000, for the same period in the prior year.  Increases in facilities expenses and equipment repairs accounted for the majority of the additional expenses.

Other income (expense). Interest expense during the nine months ended March 31, 2025 decreased to approximately ($272,000) from approximately ($322,000) in the same period from the prior year. The decrease was primarily due to the reduction in notes payable.

Net loss. For the nine months ended March 31, 2025, we had a net loss of $105,000 as compared to a net loss of $191,000 for the nine months ended March 31, 2024. The reduction in net loss was due to the decrease in sales and an increase in equipment maintenance costs..

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows:

	Nine months Ended
	March 31,
Cash flow data:	2025	2024
	(Unaudited)
	(Dollars in thousands)
Cash provided by operating activities	$203	$333
Cash used in investing activities	$(34)	$(52)
Cash used in financing activities	$(87)	$(250)

As of March 31, 2025, the Company’s cash and cash equivalents totaled $1,110,268, compared to $1,072,772 in cash and cash equivalents as of March 31, 2024. The impact of increased tariffs for raw materials and finished goods may have an adverse effect on the future cash position of the Company.  Our direct exposure to tariff fees is limited, and we are sourcing goods and materials from lower tariff countries.  However, indirectly, the goods and materials we purchase domestically may increase prices to us as tariffs impact them.  Therefore, we may need to raise prices and offset this increase in the future.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company’s principal sources of liquidity are the Company’s cash flow that the Company generates from its operations, availability of borrowings under its line of credit and cash raised through debt financings.

Operating Activities

Net cash provided by operating activities was $202,980 during the nine months ended March 31, 2025 compared to $333,193 net cash provided by operating activities in the nine months ended March 31, 2024.  The primary components of the cash provided by operating activities in the current year are the increase in accounts payable of $312,000 and a increase in accounts receivables of $359,000.  Accounts receivable increase was due to the merchant service provider establishing a $200,000 reserve on our credit card transactions.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2025 was $34,308 compared to a use of $52,212 during the nine months ended March 31, 2024.  This is due to the disposal of a forklift during the nine months ended March 31, 2025.  No replacement forklift is needed at this time.  A replacement database server was purchased in March 2025  for approximately $29,000.

Financing Activities

Cash used by financing activities during the nine months ended March 31, 2025 and March 31, 2024 of $86,853 and $249,519 respectively, primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net loss	$(88)	$(94)	$(105)	$(191)
Plus interest expense, financing costs, and income tax	88	133	269	322
Plus depreciation and amortization expense	107	104	322	307
Plus stock-based compensation expense	9	6	26	11
Adjusted EBITDA	$116	$149	$514	$449

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

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance sheet arrangements. Accordingly, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2025, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into any transactions using derivative financial instruments or derivative commodity instruments, and believes that the Company’s exposure to market risk associated with other financial instruments is not material.

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

ITEM 1A. RISK FACTORS AND CYBERSECURITY

In addition to the disclosure below, we incorporate by reference the risk factors disclosed in our 2024 10-K. See also "Liquidity and Capital Resources" above.

Rising threats of international tariffs may have an adverse impact on our business.

We rely on several suppliers for purchasing the raw materials used in the manufacture and production of our goods. In fiscal year 2024 and the nine months ending March 31, 2025, approximately 16% and 20%, respectively, of our materials were sourced from foreign suppliers, including 5% and 8% in fiscal year 2024 and the nine months ending March 31, 2025, respectively, from China. The Trump Administration has imposed steep tariffs on the import of goods from several countries from which we purchase raw materials and finished goods. This increase in tariffs could adversely affect our business and our results of operations. The imposition of additional tariffs fluctuates dramatically, creating uncertainty in global markets. These tariffs apply directly to a small portion of our materials. As a result, we may be forced to implement price increases to adjust to the higher costs of production and sale of our products in the future, which carries the risk of reduced demand for such products, thus lowering sales and resulting revenue. Additionally, future tariffs or any additional costs or restrictions imposed on imported materials that lead to an increase in our prices may result in a loss of customers and harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as otherwise previously disclosed, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our board of directors and our management actively oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted resources to implement and maintain security measures to meet regulatory requirements and shareholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that our company’s sustained investment in these efforts and technologies have put the Company in a position to protect against potential compromises. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk management and strategy.

We employ a multi-layered cybersecurity defense strategy that includes:

•	Network and endpoint protection: Utilizing firewalls, intrusion detection systems, antivirus software, and advanced encryption protocols to safeguard sensitive data and systems.
•	Employee training and awareness programs: Educating employees on cybersecurity best practices and conducting phishing simulations to promote vigilance against social engineering attacks.
•	Incident detection and response plans: Maintaining real-time monitoring and implementing a structured incident response plan that allows us to quickly detect, respond to, and recover from cyber incidents.
•	Third-party risk management: Assessing the cybersecurity controls of vendors and partners to ensure that their practices align with our standards for protecting sensitive information.
•	The threat of potential incidents remains high. We continually evaluate our exposure to risks such as:
o	Operational disruption from ransomware or other cyberattacks.
o	Data breaches that could compromise customer or proprietary information.
o	Regulatory and legal exposure arising from cybersecurity failures.

As part of our risk management framework, we regularly assess whether any cybersecurity incidents, or the likelihood of such incidents, could materially affect our business. We are also committed to continuous improvements to address emerging threats.

ITEM 6. EXHIBITS

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

LUVU BRANDS, INC.
(Registrant)

May 15, 2025	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2025	By:	/s/ Christopher Knauf
(Date)		Christopher Knauf
Chief Financial Officer (Principal Financial & Accounting Officer)

