Form 10-K
period 2025-06-30
Luvu Brands, Inc.
filed 2025-10-14
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non−affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, on December 31, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, was $3,841,702.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 14, 2025 was 76,834,057.

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

 These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations, which are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	Continue uncertainty in import tariffs and a possible further rise in inflation in coming years would put additional stress on consumer spending;

•	Competition from other websites, including Amazon, mass market and specialty e-tailers, and sexual wellness retailers and adult-oriented websites;

•	Our ability to satisfy, extend, renew, or refinance our existing debt;

•	The loss of one or more significant customers;

•	Our ability to generate significant sales revenue from internet, print, and podcast advertising;

•	Our plan to make continued investments in advertising and marketing;

•	Our ability to protect our trademarks, brand image, or other intellectual property rights;

•	Any decline in consumer spending, including due to negative impact from economic conditions;

•	Our ability to successfully adapt to consumer shopping preferences;

•

Systems interruptions that impair customer access to our sites or other performance failures in our technology infrastructure, including significant disruptions of or breach in security of information technology systems and violation of data privacy laws;

•	Our ability to attract, develop, motivate and maintain well-qualified associates;

ii

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

iii

PART I.

ITEM 1. Business.

General

Luvu Brands, Inc. designs, manufactures and markets a portfolio of consumer lifestyle brands through the Company’s websites, online mass merchants, and specialty retail stores worldwide. Brands include Liberator®, a brand category of iconic products for enhancing sensuality and intimacy; Jaxx®, a diverse range of casual fashion daybeds, sofas and beanbags made from virgin and re-purposed polyurethane foam; and Avana®, products of yoga exercises, sleep comfort, and inclined bed therapy. These products are sold through the Company’s websites, online mass merchants, and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum-compressed to save on shipping and reduce our carbon footprint.

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

Our corporate website is www.LuvuBrands.com. We make available copies of Luvu Brands' documents, news releases, and our filings with the U.S. Securities and Exchange Commission, also known as the “SEC”, including financial statements.

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

•	Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material and labor costs by improving the productivity and efficiency of our manufacturing processes. As demand for certain high-volume products continues to increase, we plan to shift more production to low cost international manufacturers.

•	Sustainability. We believe that sustainable operations are both financially and operationally beneficial to our business and critical to our future success. We are acutely focused on waste reduction efforts: repurposing 98% of our foam trim to other products, compressing all of our foam products to reduce freight costs and corrugated use, improving manufacturing processes to reduce waste overall, finding new ways to repurpose certain waste streams and establishing local recycling partnerships to divert waste from landfills.

•	Eco-Packaging. We maintain vacuum-compressed packaging to reduce our carbon footprint, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs.

•	Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expand our offering to distributors, retailers, and e-tailers across every channel of adult, mass market, drug, and specialty accounts. For wholesalers thinking about adding Sexual Wellness products to their retail or online store, our Liberator product line is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for Sexual Wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers' particular demographics. We offer all our brands for sale through various e-tailers, and for these customers, we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, frequently the same day the order is received.

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

The Jaxx indoor beanbag collection includes an offering of adult and children size beanbags in a variety of fabrics, faux-furs and vinyl. The Jaxx product line also includes solid foam indoor furniture collections and outdoor furniture collections that use polystyrene bead filling. The Jaxx product line and accessory products are sold through the following wholesale channels: (1) modern furniture e-tailers, (2) mass marketers, (3) specialty retailers, (4) interior designers, (5) schools and daycare centers, and (6) retail furniture stores. We also offer Jaxx private label and custom designs for large regional and national furniture chains. The Company also owns and manages a website under the URLs www.JaxxBeanBags.com and www.JaxxLiving.com for direct-to-consumer sales of Jaxx products.

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

AvanaComfort.com presents our collection of top-of-bed comfort products, specialty pillows, and yoga inspired furniture.

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

Changes in U.S. trade policy, including tariffs on certain goods imported into the United States from international suppliers have increased the costs of certain raw materials, parts or components used in our products. Such an increase may materially and adversely affect our sales and our business, as we may increase the selling prices of our products. If any increase in costs of goods cannot be passed on to our customers, our business and gross profit may be materially and adversely affected. Purchases of manufactured goods that are impacted by tariffs will also require the Company to pass along any price increases to the customers where ever possible.

Major Customers

Sales to (and through) Amazon accounted for 34% of our net sales during the year ended June 30, 2025 and 36% of our net sales for the year ended June 30, 2024. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Competition

We compete with other marketers of sexual wellness, lifestyle and casual seating products both within and outside the U.S. The sexual wellness, bean bag and comfort products are highly fragmented and competition for the sale of such products comes from many types of e-tailers and retailers across diverse channels.

For Liberator products, our primary competitive advantage is consumer recognition of our iconic brand. Due to the strength of our brand, we have some direct competition for a portion of our Liberator branded products. In fact, many e-commerce websites refer to Liberator as a product category and not as a generic sex furniture listing. And since we sell through multiple sales channels, we provide consumers with the ability to shop for Liberator intimacy products in an environment or website that they are most comfortable in. We also believe that we differentiate ourselves from conventional sexual wellness products based on our utility of design and overall customer satisfaction as it relates to enhanced intimacy.

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

Intellectual Property

The Liberator trademark is registered with the United States Patent and Trademark office and with the registries of many foreign countries. In addition, we were issued approximately 20 other product name trademarks and trade names including: “Bedroom Adventure Gear”®, Ramp®, Wedge®, Stage®, Esse®, Zeppelin®, Hipster®, Wing®, Equus®, Jaxx®, Avana®, and Bonbon®. We believe our trademarks have significant value and we intend to continue to vigorously protect them against infringement.

Human Capital and Resources

As of June 30, 2025, we had 195 employees. The Company’s employment levels may change seasonally based on current and anticipated order levels. Additional staffing is typically required to support the peak holiday period through Valentine’s Day. None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good. Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, involved in purpose-driven, meaningful work, and have opportunities for growth and development. We are committed to creating and maintaining a work environment where employees are treated with respect and dignity. We value our diverse employees and provide career and professional development opportunities that foster the success of our company. An effective approach to human capital management requires that we invest in talent, development, culture, and employee engagement. We aim to create an environment where our employees are encouraged to contribute positively and fulfill their potential. We emphasize our core values of innovation, encouragement, motivation, and curiosity with our employees to instill our culture and create an environment of growth and positivity.

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

We have been adversely affected by the effects of import tariffs and weak economic conditions.

Import tariffs have adversely affected our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, and such effects will be further exacerbated if we are unable to achieve commensurate increases in the prices we charge our customers. Uncertainty in the economy has resulted in, and may continue to result in, higher capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for our products, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation, as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

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

We are dependent on our manufacturers and do not have supply agreements with our manufacturers. Events adversely affecting our suppliers, manufacturers and contractors would adversely affect us.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our board of directors and our management actively oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We have devoted resources to implement and maintain security measures to meet regulatory requirements and shareholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that our company’s sustained investment in these efforts and technologies have put the Company in a position to protect against potential compromises, and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk management and strategy.

We employ a multi-layered cybersecurity defense strategy that includes:

•	Network and endpoint protection: Utilizing firewalls, intrusion detection systems, antivirus software, and advanced encryption protocols to safeguard sensitive data and systems.
•	Employee training and awareness programs: Educating employees on cybersecurity best practices and conducting phishing simulations to promote vigilance against social engineering attacks.
•	Incident detection and response plans: Maintaining real-time monitoring and implementing a structured incident response plan that allows us to quickly detect, respond to, and recover from cyber incidents.
•	Third-party risk management: Assessing the cybersecurity controls of vendors and partners to ensure that their practices align with our standards for protecting sensitive information.
•	While we have not experienced a cybersecurity incident that has had a material impact to date, the threat of potential incidents remains high. We continually evaluate our exposure to risks such as:
•	Operational disruption from ransomware or other cyberattacks.
•	Data breaches that could compromise customer or proprietary information.
•	Regulatory and legal exposure arising from cybersecurity failures.

As part of our risk management framework, we regularly assess whether any cybersecurity incidents, or the likelihood of such incidents, could materially affect our business. We are also committed to continuous improvements to address emerging threats.

Governance.

Our board of directors plays an active role in overseeing the company’s approach to managing cybersecurity risks. The board receives regular updates from senior management regarding the company's cybersecurity strategy, potential risks, and any incidents that may arise. These updates ensure that the board remains informed and able to provide guidance on cybersecurity matters.

The Board is also regularly briefed by our director of information technology (IT) on the Company’s cybersecurity policies, risk assessments, and mitigation strategies. This reporting structure allows the board to remain engaged with the company’s efforts to address and manage evolving cyber threats, ensuring that cybersecurity is aligned with our overall risk management framework.

Management, led by the director of IT, plays a critical role in assessing and managing material risks related to cybersecurity. This includes implementing day-to-day cybersecurity measures, conducting regular risk assessments, and ensuring the timely response to any cyber threats or incidents. The director of IT is responsible for ensuring that cybersecurity is integrated into our company’s broader risk management strategy, with direct reporting lines to both senior executives and the board of directors.

Additionally, management conducts regular tabletop exercises and incident simulations to assess readiness for potential cyber threats and continuously evaluates the effectiveness of our cybersecurity defenses.

ITEM 2. Properties.

We are headquartered in Atlanta, Georgia as 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres, which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, and administrative offices. On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The lease included two months of rent abatement totaling $103,230. Under the lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company pays the landlord a 2% property management fee. The rent expense under this lease for the 12 months ended June 30, 2024 was $652,752. The rent expense under this lease for the 12 months ended June 30, 2025 was $652,752.

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

ITEM 4. Mine Safety Disclosures.

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock trades on the OTCQB Tier of the OTC Markets under the symbol “LUVU”. On October 14, 2025, the last sale price of the Common Stock, as reported on the OTCQB, was $0.04 per share. The following table sets forth for the periods indicated, high and low bid prices of the Common Stock as reported by the OTCQB. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2025	HIGH	LOW
Fourth Quarter	$0.06	$0.03
Third Quarter	$0.07	$0.04
Second Quarter	$0.07	$0.05
First Quarter	$0.09	$0.05

Fiscal Year Ended June 30, 2024	HIGH	LOW
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.10	$0.07
Second Quarter	$0.11	$0.05
First Quarter	$0.19	$0.07

Stockholders

As of June 30, 2025, we had 88 stockholders of record of our common stock. This amount does not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED].

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2025, and 2024 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is “forward-looking statements.”  Statements that are not historical and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales.  The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended
	June 30,
	2025	2024

Net sales	100%	100%
Cost of goods sold	74%	73%
Gross profit	26%	27%
Operating Expenses	26%	26%
Income from operations	0%	1%

Fiscal Year ended June 30, 2025 Compared to the Fiscal Year Ended June 30, 2024

Net Sales.  Net sales remained nearly flat in fiscal 2025 compared to fiscal 2024. Our Direct to Consumer segment rose by $1.1 million, or 16%, compared to FY2024, while our Wholesale segment declined by $1 million. The direct sales channel includes consumer sales via our three websites. The growth in this segment was driven by new marketing efforts on social media and influencer promotions on Liberator.com, along with higher sales through Jaxxbeanbags.com. The decrease in wholesale sales was due to weaker demand from our brick-and-mortar customers and aggressive, low-price products from Chinese manufacturers sold via Amazon.

Gross profit. Gross profit, derived from net sales less than product sales, includes the cost of materials, direct labor, manufacturing overhead, and depreciation.  Total gross profit as a percentage of sales for the year ended June 30, 2025, decreased to 26% from 27% in the prior year. Gross profit dollars decreased to $6,469,682 from $6,526,367 in the prior year, representing a 1% decrease. The Company increased the Inventory Reserve by $18,056 to $232,278 which impacted the Gross Profit for the year.  The Company also continued to implement cost reduction strategies such as sourcing more raw materials from China and India, reducing warehouse and production headcounts, and system improvements to better forecast inventory requirements. The impact of import tariffs on raw materials may offset some of the savings from lower cost manufacturers and may impact our gross margin in the future.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2025, were 25% of net sales, or $6,114,497, compared to 24% of net sales, or $5,940,238, for the year ended June 30, 2024. The 3% increase in operating expenses from the prior year was primarily due to higher non-capitalizable facilities and equipment repairs, as well as personnel-related costs.

Other income (expense). Other expense decreased to ($378,696) from expense of ($411,165) in the prior fiscal year.

Income tax expense.  Income tax expenses were $0 compared to an expense of ($162,000) in the prior fiscal year.

Net Income/ (Loss). We had a net loss from operations of $448,659 or $(0.01) per diluted share, for the year ended June 30, 2025 compared with net loss from operations of $398,602 or $(0.01) per diluted share, for the year ended June 30, 2024 due to decrease in net sales and increase in operating expenses related to facilities and equipment repairs, as well as administrative headcount related costs.

Financial Information about Our Business Segmentation

We conduct our business through two segments: Direct (consisting of our Internet websites) and Wholesale (consisting of our stocking resellers, drop-ship accounts, contract manufacturing, and distributor accounts). During the last two years, substantially all of our revenue has been generated within North America, and all of our long-lived assets are located in the United States. The following is a summary of our business segments:

	Twelve Months Ended			Twelve Months Ended
	June 30, 2025			June 30, 2024
(in thousands)	Direct to Consumer	Wholesale	Total	Direct to Consumer	Wholesale	Total
Revenues	$8,155	$16,535	$24,691	$7,016	$17,558	$24,574
Cost of Goods Sold	5,723	12,431	18,154	5,020	13,028	18,048
Other direct operating expenses (a)	859	1,598	2,457	768	1,795	2,563
Overhead expenses(b)			4,083			3,789
Operating (loss) income	1,574	2,506	(3)	1,229	2,734	174
Interest income			(5)			(6)
Interest expense			377			417
Other expense, net			7			0
Loss from operations before income taxes			(382)			(237)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	1,574	2,506	(3)	1,229	2,734	174
Adjustments:
Share-based compensation expense			37			19
Depreciation and amortization			428			412
Adjusted operating income	$1,574	$2,506	$462	$1,229	$2,734	$605

(a)	Other direct operating expenses are directly attributable to the business segment, such as marketing, salaries, customer relationship expenses, and travel and entertainment expenses.
(b)	Overhead expenses are all non-direct expenses related to the operation of the business segment. It includes G&A, unallocated marketing expenses, facilities, product development, and depreciation.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Operating results have fluctuated due to changes in sales levels to consumers and wholesalers, competition, seasonality costs associated with new product introductions, and increases in raw material costs due to changing import tariffs. In addition, future operating results may fluctuate due to factors beyond our control, such as increases in raw material costs, labor cost increases, foreign exchange fluctuations, changes in government regulations, and economic changes in the region where we operate and sell. A portion of our operating expenses are relatively fixed and the timing of expense level increases is largely based on future sales forecasts. Therefore, if net sales are below expectations in any given period, the adverse impact on the results of operations may be magnified by our inability to adjust spending in certain areas meaningfully or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to increase spending in response to market conditions, and these decisions may adversely affect the financial condition and results of operations.

Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2025	2024
	(in thousands)
Cash flow data from continuing operations:
Cash provided/(used) by operating activities	$(410)	$475
Cash used in investing activities	$(41)	$(71)
Cash provided/(used) in financing activities	$158	$(417)

As of June 30, 2025, our cash and cash equivalents totaled $734,911 compared to $1,028,448 in cash and cash equivalents as of June 30, 2024.

Operating Activities

Net cash used by operating activities primarily consists of the purchase of inventories and the effect of changes in operating assets and liabilities. Net cash used by operating activities decreased from the prior year due to the increase in accounts receivable.

Investing Activities

Cash used in investing activities in the year ended June 30, 2025, was primarily for a replacement database server purchased in the period. In the year ended June 30, 2024, cash used from investing activities was related to the purchase of a forklift and commercial printer.

Financing Activities

Cash provided by financing activities in the year ended June 30, 2025, was due to the addition of two unsecured notes payable totaling $500,000, offset partially by the repayment of unsecured notes payable and equipment loans.  Cash used by financing activities in the year ended June 30, 2024, was from the repayment of equipment notes payable and the unsecured line of credit.

Capital Resources

We expect total capital expenditures for fiscal 2026 to be less than $100,000, funded primarily by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditures supporting our usual operations.

If our business plans and cost estimates are inaccurate, or if our operations require additional cash, or if we deviate from our current plans, we might need to seek additional debt financing for specific projects or ongoing operational needs. Such debt could harm our business if we cannot secure further financing on acceptable terms. Additionally, any debt we take on in the future could come with restrictive covenants that limit our flexibility in planning for or responding to changes in our business. If we fail to comply with these covenants, our lenders could accelerate the repayment of our debt or restrict our access to more borrowings, which could limit our operational flexibility and threaten our ability to continue operations.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases primarily for certain equipment and our facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. Future minimum lease payments under our operating leases as of June 30, 2025, are detailed in the section entitled “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2025, we carried a valuation allowance of $1.5 million against our net deferred tax assets.

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

In fiscal year 2025, we generated negative cash flow from operations, and in fiscal year 2024, we generated positive cash flow from operations. If our long-term future results do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information to make such estimates.

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA for the years ended June 30, 2025 and 2024:

	Twelve Months Ended
	June 30,
	2025	2024
	(in thousands)
Net income (loss)	$(448)	$(399)
Plus interest expense, financing costs and income tax	377	578
Plus depreciation and amortization expense	428	412
Plus stock-based compensation expense	36	19
Adjusted EBITDA	$393	$610

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

REPORT OF INDEPENDENT REGISTERED PUBLC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Luvu Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Luvu Brands, Inc. and subsidiaries (the “Company”), as of June 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2024.

EC Barrott, LLC

Atlanta, Georgia

October 14, 2025

Luvu Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2025 and 2024

	June 30,	June 30,
	2025	2024
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$735	$1,028
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $34 on June 30, 2025 and $11 on June 30, 2024	1,600	1,061
Inventories, net of allowance for inventory reserve of $232 on June 30, 2025 and $214 on June 30, 2024	3,585	3,287
Other current assets	108	141
Total current assets	6,028	5,517

Equipment, property and leasehold improvements, net	1,476	1,870
Finance lease assets	104	103
Operating lease assets	1,057	1,545
Other assets	96	96
Total assets	$8,761	$9,131

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,858	$1,502
Current debt	1,949	1,639
Other accrued liabilities	553	508
Operating lease liability	646	528
Total current liabilities	5,006	4,177

Noncurrent liabilities:
Deferred Tax Liability	119	119
Long-term debt	704	854
Long-term operating lease liability	513	1,151
Total noncurrent liabilities	1,336	2,124
Total liabilities	6,342	6,301
Commitments and contingencies (See Note 13)	-	-
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	-	-
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2025 and June 30, 2024	-	-
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,834,057 and 76,547,672 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	766	765
Additional paid-in capital	6,289	6,253
Accumulated deficit	(4,636)	(4,188)
Total stockholders’ equity	2,419	2,830
Total liabilities and stockholders’ equity	$8,761	$9,131

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2025 and 2024

	Year Ended
	June 30,
	2025	2024
	(in thousands, except share data)

Net Sales	$24,691	$24,574
Cost of goods sold (excluding depreciation expense presented below)	18,221	18,048
Gross profit	6,470	6,526
Operating expenses:
Advertising and promotion	950	1,028
Other selling and marketing	1,644	1,725
General and administrative	3,517	3,187
Depreciation and amortization	428	412
Total operating expenses	6,539	6,352
Operating income/(loss)	(69)	174

Other expense:
Interest expense and financing costs	(372)	(411)
Disposal of fixed asset	(7)	-
Total other expense	(379)	(411)
Loss from operations before income taxes	(448)	(237)
Provision for income taxes	-	(162)
Net loss	$(448)	$(399)

Net loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Shares used in calculation of net loss per share:
Basic	76,834,057	76,547,672
Diluted	76,834,057	76,547,672

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2025 and June 30, 2024

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)
Balance, June 30, 2023	4,300,000	$0	76,547,672	$765	$6,234	($3,789)	$3,210

Stock-based compensation expense	-	-	-	-	19	-	19
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(399)	(399)
Balance, June 30, 2024	4,300,000	$0	76,547,672	$765	$6,253	($4,188)	$2,830

Stock-based compensation expense	-	-	-	-	36	-	36
Stock option exercises	-	-	286,385	1	-	-	1
Net loss	-	-	-	-	-	(448)	(448)
Balance, June 30, 2025	4,300,000	$0	76,834,057	$766	$6,289	($4,636)	$2,419

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2025 and 2024

	2025	2024
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(448)	$(399)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	428	412
Deferred Income Taxes	-	129
Stock-based compensation expense	36	19
Provision for bad debt	24	10
Inventory reserves	18	(38)
Loss on disposal of fixed asset	7	-
Change in operating assets and liabilities:
Accounts receivable	(562)	(20)
Inventory	(316)	953
Prepaid expenses and other assets	32	(54)
Accounts payable	359	(615)
Accrued expenses and interest	4	52
Accrued payroll and related	41	40
Operating lease liability	(521)	(383)
Amortization of operating lease asset	488	369
Net cash (used in) provided by operating activities	$(410)	$475

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements	$(41)	$(71)
Net cash used in investing activities	$(41)	$(71)

FINANCING ACTIVITIES:
Borrowing under revolving line of credit	$52	$5
Repayment of unsecured line of credit	-	(13)
Repayment of unsecured notes payable	(46)	-
Proceeds from unsecured notes payable	500	-
Proceeds from unsecured line of credit	52	-
Principal payments on equipment notes	(377)	(392)
Principal payments on finance leases	(23)	(17)
Net cash provided by (used in) financing activities	$158	$(417)
Net decrease in cash and cash equivalents	(293)	(13)
Cash and cash equivalents at beginning of year	$1,028	$1,041
Cash and cash equivalents at end of year	$735	$1,028

Supplemental Disclosure of Cash Flow Information:
Non cash items:
Finance lease asset obligation in exchange for lease payable	$-	$104

Cash paid during the year for:
Interest	$368	$363
Income taxes	-	-

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS.

 Luvu Brands, Inc. (the “Company” or “Luvu”) was incorporated in the State of Florida on February 25, 1999. References to the Company in these notes include the Company and its wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). All operations of the Company are currently conducted by OneUp.

The Company is an Atlanta, Georgia based designer, manufacturer and marketer of a portfolio of consumer lifestyle brands including:

•	JAXX-a diverse range of convertible daybeds, headboard panels, outdoor soft seating and bean bags made from repurposed polyurethane foam trim.
•	AVANA-products for yoga exercise, sleep comfort and inclined bed therapy.
•	LIBERATOR-transformable chaises and specially designed pillows and props for enhancing sexual performance.
•	FOAMLABS-private label Jaxx products and contract manufacturing for hospitality, school, furniture mass market and beyond.

These products are sold through the Company’s websites, online mass merchants and retail stores worldwide. Many of our products are offered flat-packed and either roll or vacuum compressed to save on shipping and reduce our carbon footprint.

Sales are generated through internet, print advertisements, and social marketing. We have a diversified customer base with only one customer accounting for 34% in fiscal 2025 and 36% in fiscal 2024 of consolidated net and no particular concentration of credit risk in one customer type.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased but not used, prior to the end of the fiscal period.  Our total deferred revenue as of June 30, 2025 and June 30, 2024 was $1,700 and $19,454, respectively, and was included in “Other accrued liabilities” on our consolidated balance sheets.

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

Our retailer customer, Nogin who operated the retail locations of Brookstone, had been operating under a Chapter 11 bankruptcy agreement since December 5, 2023.  On April 25, 2025. Nogin agreed to settle their outstanding balance of $24,516 for $5,000.  The balance of $19,516 was charged to the Allowance for Doubtful Accounts.  Payment of the $5,000 was received on July 14, 2025.

The following is a summary of Accounts Receivable as of June 30, 2025 and June 30, 2024.

	June 30, 2025	June 30, 2024
	(in thousands)
Accounts receivable	$1,634	$1,072
Allowance for doubtful accounts	(34)	(11)
Allowance for discounts and returns	-	-
Total accounts receivable, net	$1,600	$1,061

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

Concentration of Credit Risk

The Company maintains its cash accounts with two banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2025 and 2024 that exceeded the balance insured by the FDIC by $545,634 and $835,054, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2025, we purchased 31% of total inventory purchases from one vendor.

During 2024, we purchased 33% of total inventory purchases from one vendor.

As of June 30, 2025, two of the Company’s customers represent 19% and 15% of the total accounts receivables, respectively. As of June 30, 2024, two of the Company’s customers represent 43% and 17% of the total accounts receivable, respectively. Sales to (and through) Amazon accounted for 34% and 36% of our net sales during each of the years ended June 30, 2025 and June 30, 2024 respectively.

Fair Value of Financial Instruments

At June 30, 2025 and 2024, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $0 on June 30, 2025, and $836 on June 30, 2024. Advertising expense for the years ended June 30, 2025, and 2024 was $950,071 and $1,028,044, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development (included in general and administrative expense) totaled $167,252 for the year ended June 30, 2025 and $156,617 for the year ended June 30, 2024.

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

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a new lease for the current facilities for six years and two months, beginning January 1, 2021. The new lease includes two months of rent abatement totaling $103,230. Under the new lease, the monthly rent on the facility is $51,615, with annual escalations of 3%, with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the years ended June 30, 2025 and June 30, 2024 was $652,752 and $652,752 respectively.

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

Segmentation Information

The Company has identified two reportable sales segmentations: Direct to Consumer and Wholesale.  Direct to Consumer includes product sales through the Company’s four e-commerce sites. Wholesale includes Liberator, Jaxx, and Avana branded products sold to distributors and retailers, purchased products sold to retailers, and private label items sold to other resellers.

Information as to the operations of the Company’s reportable segments is set forth below.

	Year Ended			Year Ended
	June 30, 2025			June 30, 2024
(in thousands)	Direct to Consumer	Wholesale	Total	Direct to Consumer	Wholesale	Total
Revenues	$8,156	$16,535	$24,691	$7,016	$17,558	$24,574
Cost of Goods Sold	5,739	12,482	18,221	5,020	13,028	18,048
Other direct operating expenses (a)	859	1,601	2,460	767	1,796	2,563
Overhead expenses(b)			4,079			3,789
Operating (loss) income	1,558	2,452	(69)	1,229	2,734	174
Interest income			(5)			(6)
Interest expense			377			417
Other expense, net			7			0
Loss from operations before income taxes			(448)			(237)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	1,558	2,452	(69)	1,229	2,734	174
Adjustments:
Share-based compensation expense			36			19
Depreciation and amortization			428			412
Adjusted operating income	$1,558	$2,452	$395	$1,229	$2,734	$605

(a)	Other direct operating expenses are directly attributable to the business segment, such as marketing, salaries, customer relationship expenses, and travel and entertainment expenses.

(b)	Overhead expenses are all non-direct expenses related to the operation of the business segment. It includes G&A, unallocated marketing expenses, facilities, product development, and depreciation.

Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies issue new accounting pronouncements that are adopted by the Company as of the specified effective date.  The Company has adopted ASU 2023-07 regarding business segmentation reporting and will be adopting ASU2023-09 and 2024-03 in future filings.

Net Loss Per Share

In accordance with FASB Accounting Standards Codification No. 260, “Earnings Per Share”, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.

The total potential dilutive securities as of June 30, 2025 and 2024 are as follows:

	2025	2024
Convertible Preferred Stock	4,300,000	4,300,000
Stock options – 2015 Plan	1,200,000	1,350,000
Total	5,500,000	5,650,000

  Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in determining the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2025, we carried a valuation allowance of $1.5 million against our net deferred tax assets.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.  There was no impairment as of June 30, 2025 or 2024.

NOTE 4. INVENTORIES

All inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. The Company’s inventories consist of the following components at June 30, 2025 and 2024:

	2025	2024
	(in thousands)
Raw materials	$1,407	$1,396
Work in process	366	460
Finished goods	2,044	1,645
Total inventories	3,817	3,501
Allowance for inventory reserves	(232)	(214)
Total inventories, net of allowance	$3,585	$3,287

NOTE 5. EQUIPMENT, PROPERTY AND LEASEHOLD IMPROVEMENTS, NET

Equipment, property and leasehold improvements at June 30, 2025 and 2024 consisted of the following:

	2025	2024	Estimated Useful Life
Factory equipment	$4,465	$4,476	2-10 years
Computer equipment and software	764	761	5-7 years
Office equipment and furniture	181	151	5-7 years
Leasehold improvements	475	475	10 years
Subtotal	5,885	5,863
Accumulated depreciation	(4,305)	(3,890)
Equipment and leasehold improvements, net	$1,580	$1,973

Depreciation expense was $428,147 and $412,172 for the years ended June 30, 2025 and 2024, respectively.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2025 and 2024 consisted of the following:

	2025	2024
	(in thousands)
Accrued compensation	$383	$342
Accrued expenses and interest	170	166
Other accrued liabilities	$553	$508

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2025 and 2024 consisted of the following:

	2025	2024
Current debt:	(in thousands)
Line of credit (Note 10)	$1,096	$1,044
Short-term unsecured notes payable (Note 8)	544	200
Current portion of equipment notes payable (Note 13)	286	371
Current portion of finance leases payable (Note 13)	23	24
Total current debt	$1,949	$1,639
Long-term debt:
Unsecured lines of credit (Note 11)	$52	$-
Unsecured notes payable (Note 8)	309	200
Equipment notes payable (Note 13)	159	452
Finance leases payable (Note 13)	66	87
Notes payable- related party (Note 9)	116	116
Total long-term debt	$702	$855

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2025 and 2024 consisted of the following:

	2025	2024
	(in thousands)
Current debt:
13.5% Unsecured note, interest only, due April 30, 2025 (2)	$-	$200
13.5% Unsecured note, interest only, due July 31, 2025(3)	100	-
13.5% Unsecured note, interest only, due October 31, 2025 (1)	100	-
18.0% Unsecured note, due March 25, 2027 (4)	121	-
19.2% Unsecured note, due July 3, 2026 (5)	223	-
Total current debt	$544	$200

Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2025 (3)	$-	$100
13.5% Unsecured note, interest only, due October 31, 2025 (1)	-	100
13.5% Unsecured note, interest only, due April 30, 2027 (2)	200	-
18.0% Unsecured note, due March 25, 2027 (4)	93	-
19.2% Unsecured note, due July 3, 2026 (5)	16	-
Total long-term debt	309	200
Total unsecured notes payable	$853	$400

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

(2) Unsecured note payable for $200,000 to an individual with interest payable monthly at 20%, principal originally due in full on May 1, 2013, extended to May 1, 2019, then extended to May 1, 2021. This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was extended in full on April 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. This note was extended in full on April 8, 2025 with the same lender with interest payable monthly at 13.5%, principal due in full on April 30, 2027. Personally guaranteed by the Company’s CEO and principal stockholder.

(3) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. This note was extended in full on July 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. Personally guaranteed by the Company’s CEO and principal stockholder.  This note was extended in full on August 20, 2025 with the same lender with interest payable monthly of 13.5% and principal due in full on July 31, 2027.

(4) Unsecured note payable for $250,000 to a lending company with monthly payments of $12,485 was signed on March 25, 2025.  The note payable is for 24 monthly payments till March 25, 2027.  The note is personally guaranteed by the Company’s CEO and principal.

(5) Unsecured note payable for $250,000 to a lending company with weekly payments of $5,366 was signed on June 4, 2025.  The note payable is for 56 weeks till July 3, 2026.  The note is personally guaranteed by the Company’s CEO and principal

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at June 30, 2025 and 2024 consisted of the following:

	2025	2024
	(in thousands)
Unsecured note payable to an officer, with interest at 7.5%, due June 30, 2027	$40	$40
Unsecured note payable to an officer, with interest at 7.5%, due June 30, 2027	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

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

The Company’s President and Chief Executive Officer (CEO), Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 14). On June 30, 2025, the balance owed under this line of credit was $1,096,403.  On June 30, 2024, the balance owed under this line of credit was $1,044,222. As of June 30, 2025, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman (see Note 14). The terms of this unsecured line of credit call for monthly payments of principal and interest, with interest at 13.2%. The aggregate amount owed on the unsecured line of credit was $52,144 at June 30, 2025 and $116 at June 30, 2024.

NOTE 12. SECURED NOTE PAYABLE

 None

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under non-cancelable operating leases expiring at the end of 2027. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 2, 2020 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At June 30, 2025, the weighted average remaining lease term for the lease renewal is 1.75 years and the weighted average discount rate is 14.49%. In addition to the rent payment, The Company pays a proportionate share of operating costs, taxes, and insurance costs. The annual cost for these additional rent expenses ending June 30 2025 and 2024 were $256,157 and $221,245 respectively.  Supplemental balance sheet information related to leases at June 30, 2025 is as follows:

Supplemental balance sheet information related to leases at June 30, 2025 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$1,057

Current lease liabilities	Operating lease obligations	$646
Non-current lease liabilities	Long-term operating lease obligations	513
Total lease liabilities		$1,159

Maturities of operating lease liabilities at June 30, 2025 are as follows:

Payments	(in thousands)

2026	$762
2027	529
Total undiscounted lease payments	1,291
Less: Present value discount	(132)
Total operating lease liability balance	$1,159

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of approximately $ 1,725,849 These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 5.9% to 13.2%.

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2025:

Year ending June 30,	(in thousands)
2026	$286
2027	122
2028	37
Minimum Note Payable Payments	$445
Less current portion	(286)
Long-Tern Obligations under Equipment Notes Payable	$159

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $126,782. These assets are included in the finance lease and include production equipment.

On January 5, 2022, the Company entered into a finance lease agreement with Raymond in the amount of $22,862 with monthly payments of $514 with a 48 month term at an imputed interest rate of 3.75%.

On March 15, 2024, the Company entered into a finance lease agreement with Canon Solutions in the amount of $63,948 with monthly payments of $1,325 with a 60 month term at an imputed rate of 8.90%.

On June 3, 2024, the Company entered into a finance lease agreement with Raymond in the amount of $39,972 with monthly payments of $807 with a 60 month term at an imputed rate of 7.80%.

At June 30, 2025, the weighted average remaining lease term is 3.9 years, and the weighted average discount rate is 8.5%

The following is an analysis of the minimum finance lease payable payments subsequent to June 30, 2025:

Year ending June 30,	(in thousands)
2026	$29
2027	26
2028	26
2029	23
Future Minimum Finance Lease Payable Payments	$104
Less Amount Representing Interest	(15)
Present Value of Minimum Finance Lease Payable Payments	89
Less Current Portion	(23)
Long-Term Obligations under Finance Lease Payable	$66

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

NOTE 14. RELATED PARTY TRANSACTIONS.

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the years ended June 30, 2025 and 2024 was accrued by the Company at the prevailing prime rate (which is currently 7.5%) and totaled $5,955 and $6,464 respectively. The accrued interest on the note as of June 30, 2025 and 2024 was $47,015 and $41,060, respectively. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the years ended June 30, 2025 and 2024 was accrued by the Company at the prevailing prime rate (which is currently 7.5%) and totaled $3,134 and $3,402. The accrued interest on the note as of June 30, 2025 and 2024 was $10,634 and $7,500 respectively. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility.  On June 30, 2025 and 2024, the balance owed under this line of credit was $1,096,403 and $1,044,222 respectively.

On July 20, 2011, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum), with the principal amount due in full on July 31, 2012; extended by the holder to July 31, 2021 under the same terms (see Note 8). This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2023. This note was extended on July 30, 2023 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. This note was extended in full on August 20, 2025 with the same lender with interest payable monthly at 13.5%, principal is due in full on July 31, 2027.  Repayment of this promissory note is personally guaranteed by the Company’s CEO, Louis S. Friedman.

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

On May 1, 2012, an individual loaned the Company $200,000 with an interest rate of 20%. Interest on the loan is being paid monthly, with the principal due in full on May 1, 2013; then extended to May 1, 2021 (see Note 8). This note was repaid in full on April 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2023. This note was repaid in full on April 30, 2023 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on May 1, 2025. This note was extended in full on April 8, 2025 with the same lender with interest payable monthly at 13.5%, principal due in full on April 30, 2027. Mr. Friedman has personally guaranteed the repayment of the loan obligation.

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $52,144 at June 30, 2025 and $116 at June 30, 2024 (see Note 11). The loan is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman.

On March 25, 2025, the Company obtained an unsecured note payable for $250,000 from a lending company.  The note payable is being paid back through monthly payments of $12,485.  The note payable term is 24 monthly payments ending on March 25, 2027.  The loan is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman.

On June 4, 2025, the Company obtained an unsecured note payable in the amount of $250,000 from a lending company.  The note payable is being paid back through weekly payments of $5,366.  The term of the note is 56 weeks ending on July 3, 2026.  The loan is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman.

NOTE 15. STOCKHOLDERS’ EQUITY.

Options

At June 30, 2025, the Company had the 2015 Equity Incentive Plan (the “2015 Plan”), which is shareholder-approved and under which 1,700,000 shares are reserved for issuance under the 2015 Plan until that Plan terminates on August 31, 2025.  As of October 14, 2025, the Company will expire the 2015 Plan and any unissued stock options will be terminated.

Under the 2015 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of June 30, 2025, the number of shares available for issuance under the 2015 Plan was 500,000.

A summary of option activity under the Company’s stock plan for the years ended June 30, 2025 and 2024 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value
Outstanding at June 30, 2023	1,400,000	$0.14	3.0 years	$29,000
Granted	400,000	$0.08
Exercised	-	-
Forfeited or Expired	(450,000)	$0.15
Outstanding at June 30, 2024	1,350,000	$0.12	3.0 years	$21,000
Granted	250,000	$0.08	-	-
Exercised	(300,000)	$0.03	-	($15,000)
Forfeited or expired	(100,000)	$0.02		($6,000)
Options Outstanding as of June 30, 2025	1,200,000	$0.13	2.3 years	$0
Options Exercisable as of June 30, 2025	637,500	$0.16	1.8 years	$0

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.05, $0.08, and $0.10 at June 30, 2025, 2024 and 2023, respectively.

The range of fair value assumptions related to options granted during the years ended June 30, 2025 and 2024 were as follows:

	2025	2024
Exercise Price:	$0.04-$0.08	$0.08
Volatility:	195%-387%	370%-377%
Risk Free Rate:	4.01%-4.38%	4.23%-4.38%
Vesting Period:	4 years	4 years
Forfeiture Rate:	0%	0%
Expected Life:	4.1 years	4.1 years
Dividend Rate:	0%	0%

There were 250,000 stock options granted during the year ended June 30, 2025 and 400,000 stock options granted during the year ended June 30, 2024.

During the year ended June 30, 2025, 300,000 stock options were exercised; during the year ended June 30, 2025 the Company’s proceeds from stock options exercise under the 2015 Plan were $0. During the year ended June 30, 2024, no options were exercised.

During fiscal year 2025 and fiscal year 2024 the Company issued 286,385 and zero shares of common stock respectively for stock option exercises under 2015 Equity Incentive Plan.

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2025:

	Outstanding Options			Exercisable
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Options Number of Shares	Weighted Average Price
$0.04 to $0.10	450,000	4.2	$0.08	50,000	$0.08
$0.15 to $0.20	700,000	1.6	$0.16	550,000	$0.16
$0.30	50,000	1.1	$0.30	37,500	$0.30
Total stock options	1,200,000	2.3	$0.12	637,500	$0.16

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

Stock-based compensation expense recognized in the consolidated statements of operations for each of the fiscal years ended June 30, 2025 and 2024 is based on awards ultimately expected to vest.

As of June 30, 2025, total unrecognized stock-based compensation expense related to all unvested stock options was $45,282, which is expected to be expensed over a weighted average period of 2.1 years.

In determining the grant date fair value of option awards under the equity incentive plans, the Company applied the Black-Scholes option pricing model. Based upon limited option exercise history, the Company has generally used the “simplified” method outlined in SEC Staff Accounting Bulletin No. 110 to estimate the expected life of stock option grants. Management believes that the historical volatility of the Company’s stock price on OTCQB best represents the expected volatility over the estimated life of the option. The risk-free interest rate is based upon published U.S. Treasury yield curve rates at the date of grant corresponding to the expected life of the stock option. An assumed dividend yield of zero reflects the fact that the Company has never paid cash dividends and has no intention to pay dividends in the foreseeable future.

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	For the Years Ended June 30,
	2025	2024
	(in thousands)
Cost of Goods Sold	$4	$7
Other Selling and Marketing	20	23
General and Administrative	13	(11)
Total	$37	$19

Share Purchase Warrants

As of June 30, 2025 and 2024, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2025 and 2024. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholders dividend rights. As of June 30, 2025, the Company had reserved the following shares of common stock for issuance:

June 30, 2025
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

 NOTE 16. INCOME TAXES.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2025 and 2024, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through the generation of future taxable income; therefore, they were fully reserved.

The components of deferred tax assets and liabilities at June 30, 2025 and 2024 are approximately as follows:

	2025	2024
Deferred income tax assets and liabilities:
Lease liability	$298	$-
Inventory reserve	60	55
Allowance	9	3
Stock based compensation	32	23
Net operating loss carryforward	1,127	1,354
Total gross deferred tax assets	1,526	1,435
Less valuation allowance	(1,526)	(1,435)
Deferred tax liability - fixed assets	(15)	(119)
Deferred tax liability – Right of Use Asset	(104)	-
Net deferred tax liability	$(119)	$(119)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 25.75% to pretax loss from operations for the years ended June 30, 2025 and 2024 due to the following:

	2025	2024
Income taxes at federal rate	$(94)	$(50)
State income taxes, net of federal income taxes	(21)	(11)
Permanent differences	2	16
Other adjustments	22	(169)
Valuation allowance	91	376

Income tax provision	$-	$162

Our income tax provision consisted of the following for the years ended June 30, 2025 and 2024:

	2025	2024
Current provision	$-	$33
Deferred provision	-	129

Income tax provision	$-	$162

As of June 30, 2025, the Company had net operating loss (NOL) carryforwards of approximately $4.4 million that may be offset against future taxable income. During 2025 and 2024, the total change in the valuation allowance was approximately $91,000 and $376,000, respectively. The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company. The NOL carryforwards of approximately $4.4 million can be carried forward indefinitely, but are limited to 80% of taxable income in any one year.

The tax years that remain subject to examination by major taxing jurisdictions are those from June 30, 2021 through 2023.

On November 27, 2023, the Company received a notice from the Internal Revenue Service regarding Taxes and Penalties due of approximately $125,000. The Company believes that once Net Operating Losses and tax credits are applied, the penalties and interest will be reduced to approximately $38,000. Therefore, the Company has accrued $38,000 for estimated penalties and interest as of June 30, 2025 and 2024. The Company has continued to work with the IRS to resolve this matter. All requested documentation has been submitted to the IRS for review. As of October 14, 2025, no resolution has been reached by the IRS.

On January 22, 2024, the Company received a notice from the Georgia Department of Revenue for Tax and Penalties due of approximately $104,000. The Company believes once Net Operating Losses and tax credit are applied the liability will be reduced to penalties and interest of approximately $6,000. Therefore, the Company has accrued $6,000 for estimated penalties and interest as of June 30, 2025 and 2024. The Company has continued to work with the Georgia Department of Revenue and Tax to resolve this matter. All requested documentation has been submitted to for review. As of October 14, 2025, no resolution has been reached.

NOTE 17. – SUBSEQUENT EVENTS

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2025. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2025 based on the criteria issued by COSO.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are a smaller reporting company pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the current officers and directors of Luvu Brands, Inc.

Name	Age	Position
Louis S. Friedman	73	Chief Executive Officer, President, Director
Christopher Knauf	53	Chief Financial Officer
Leslie S. Vogelman	73	Treasurer

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

Christopher Knauf, Chief Financial Officer.  Mr. Knauf was appointed chief financial officer effective February 14, 2024.  He has an extensive background in omnichannel integrations of design, manufacturing, retail, and wholesale distribution, with extensive financial management experience.  Prior to joining the Company, he most recently served as the Senior Vice President of Accounting from 2018 to 2024 for LocumTenens.com, LLC, one of the largest medical staffing companies in the United States. He has a BS in Finance from Fairfield University and an MBA from Fordham University.

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

Directors’ Compensation

For the fiscal years ended June 30, 2025 and 2024, our directors did not receive any compensation in their capacity as a director.

Code of Ethics

During August 2023 we adopted a code of ethics. The code of ethics is filed as an exhibit to our Form 10-Q quarterly report for the period ending September 30, 2024. The code applies to our officers, director, employees, and certain consultants. The code provides written standards that are designed to deter wrongdoing and promote: (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations of the code; and (v) accountability for the adherence to the code. A copy of our code  ethics may, upon request made to us in writing at the following address, be made available without charge: 2745 Bankers Industrial Drive, Atlanta, Georgia, 30360.

Insider Trading Policy

The Company has implemented an Insider Trading Policy applicable to its officers, directors and employees with access to material nonpublic information, as well as such persons’ family members, which prohibits such persons from conducting transactions involving the purchase or sale of the Company’s securities while in possession of material nonpublic information. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to our Form 10-Q for period ended September 30, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2025 and 2024 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2025	160,000	-	-	-	-	-	160,000
President, Chief Executive	2024	155,000	-	-	-	-	-	155,000
Officer and Chairman of the Board
Christopher Knauf	2025	160,000	-	-	-	-	-	160,000
Chief Financial Officer (2)	2024	66,667	-	-	-	-	-	66,667
Martin Scott	2024	67,743	-	-	-	-	-	67,743
Chief Financial Officer (3)
Alexander A. Sannikov	2024	46,042	-	-	-	-	-	46,042
Chief Financial Officer (4)

(1) The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.

(2) Commenced serving as chief financial officer on February 20, 2024.

(3) Served as chief financial officer from September 1, 2023 to February 20, 2024.

(4) Served as chief financial officer from April 29, 2022 to September 1, 2023.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2025.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares of unit of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested

Louis Friedman	-	-	-	-	-	-	-	-	-

Christopher Knauf	-	400,000	-	$0.08	4/1/2029	-	-	-	-

Incentive and Non-qualified Stock Option and Stock Award Plans

At June 30, 2025, we had options outstanding under the 2015 Equity Incentive Plan. Please see Note 15 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of this plan.

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $160,000 and eligibility to receive a bonus, should the Company implement a bonus plan for executives.  Under the agreement, this executive employee may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to this executive for up to 9 months.

On January 15, 2024, the Company, through One Up, engaged Chris Knauf to serve as Chief Financial Officer and Controller of the Company.  The Company shall pay Mr. Knauf an annual salary of $160,000 and Mr. Knauf received options to purchase 200,000 shares of the Company’s common stock, exercisable at $0.08 per share on the date of the agreement and an option to purchase an additional 200,000 shares of common stock exercisable at $0.08 per share on July 1, 2024.

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

Applicable percentage ownership in the following table is based on 76,834,057 shares of common stock and 4,300,000 shares of Series A Convertible Preferred Stock outstanding as of October 14, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 14, 2025, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	36,397,233	(1)	47.4%
Common	Christopher Knauf	400,000	(4)	*
Common	Leslie Vogelman	596,428	(2)	*

Common	All directors and executive officers as a group (3 persons)	37,396,665		48.7%

Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(3)	100.0%
Series A Convertible Preferred Stock	Christopher Knauf	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000	(3)	100.0%

*    Less than 1%

21

(1)

Includes 4,300,000 shares of common stock issuable upon conversion of 4,300,000 shares of Series A Convertible Preferred stock at the discretion of the holder. Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 70.9 % of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Friedman may differ from the interests of the other shareholders.  Mr. Friedman disclaims any beneficial ownership of shares held by Leslie Vogelman.

(2)	Ms. Vogelman disclaims any beneficial ownership of shares held by Louis S. Friedman.
(3)

Mr. Friedman owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Convertible Preferred Stock issued and outstanding at the time of such vote.  Accordingly, Mr. Friedman will own 70.9 % of the combined voting power of the common stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of Mr. Friedman may differ from the interests of the other shareholders.

(4)	Includes 400,000 shares of common stock underlying options exercisable at $0.08 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
2015 Equity Incentive Plan	1,200,000	0.12	500,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions – refer to Note 14 in the Notes to Consolidated Financial Statements

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2025	2024
	(in thousands)
Audit Fees (1)	$60	$79
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$5	$1
All Other Fees (4)	$2	$4

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

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of EC Barrett, LLC as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by EC Barrett, LLC were approved by the Board.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2025 and 2024 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

(b)	Exhibits.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective November 5, 2015	8-K	11/5/15	3.5
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock.	8-K	2/23/11	4.1
10.1	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.2	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.3	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.4	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.5	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.6	Form of promissory note	10-K	10/11/19	10.11
10.7	Employment Agreement between the Company and Louis Friedman dated January 27, 2021*	8-K	2/2/11	10.3
10.8	2015 Equity Incentive Plan*	DEF14C	10/9/15	B
10.9	U.S. Small Business Administration Note by One Up Innovations, Inc. in favor of Ameris Bank	8-K	4/28/20	10.1
10.10	Lease Agreement between Goodsen Land Partners and OneUp Innovations, Inc. dated November 20, 2020	10-Q	11/12/20	10.1
10.11	Agreement between OneUp Innovations, Inc. and Christopher Knauf dated January 18, 2024, as supplemented.	10-Q/A	5/17/24	10.1
14.1	Code of Ethics	10-Q	11/14/24	14.1
16.1	Letter from Liggett & Webb P.A., dated November 3, 2022	8-K	11/3/22	16.1
19.1	Insider Trading Policy	10-Q	11/14/24	19.1
21.1	Subsidiaries	10-K	9/29/14	21.1
23.1	Consent of EC Barrett, LLC independent registered public accounting firm				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary.

The Company elected not to provide the summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: October 14, 2025	By:	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

Date: October 14, 2025	By:	/s/ Christopher Knauf
Christopher Knauf, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)	October 14, 2025
Louis S. Friedman

