Form 10-Q
period 2025-09-30
Luvu Brands, Inc.
filed 2025-11-14
CIK 1374567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of November 14, 2025, there were 76,834,057 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2025 (unaudited)	June 30, 2025
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$818	$735
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $35 on September 30, 2025 and $35 on June 30, 2025	1,552	1,600
Inventories, net of allowance for inventory reserve of $232 on September 30, 2025 and $232 on June 30, 2025	3,805	3,585
Other current assets	132	108
Total current assets	6,307	6,028

Equipment, property and leasehold improvements, net	1,388	1,476
Finance lease assets	104	104
Operating lease assets	930	1,057
Other assets	89	96
Total assets	$8,819	$8,761

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,991	$1,858
Current debt	1,936	1,949
Other accrued liabilities	733	553
Operating lease liability	620	646
Total current liabilities	5,280	5,006

Noncurrent liabilities:
Deferred Tax Liability	119	119
Long-term debt	722	704
Long-term operating lease liability	401	513
Total noncurrent liabilities	1,242	1,336
Total liabilities	6,522	6,342
Commitments and contingencies (See Note 13)	—	—
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of September 30, 2025 and June 30, 2025	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,834,057 and 76,834,057 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	766	766
Additional paid-in capital	6,298	6,289
Accumulated deficit	(4,767)	(4,636)
Total stockholders’ equity	2,297	2,419
Total liabilities and stockholders’ equity	$8,819	$8,761

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended
	September 30,
	2025	2024
	(in thousands, except share data)
Net Sales	$5,841	$5,756
Cost of goods sold (excluding depreciation expense presented below)	4,185	4,239
Gross profit	1,656	1,517
Operating expenses:
Advertising and promotion	249	231
Other selling and marketing	422	414
General and administrative	913	885
Depreciation	87	109
Total operating expenses	1,671	1,639
Operating loss	(15)	(122)

Other expense:
Interest expense and financing costs	(116)	(88)
Total other expense	(116)	(88)
Loss from operations before income taxes	(131)	(210)
Provision for income taxes	0	0
Net loss	$(131)	$(210)

Net loss per share:
Basic	$(0)	$(0)
Diluted	$(0)	$(0)
Shares used in calculation of net loss per share:
Basic	76,834,057	76,834,057
Diluted	76,834,057	76,834,057

See accompanying notes to unaudited consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended September 30, 2025 and September 30, 2024 (unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)
Ending balance, June 30, 2024	4,300,000	$0	76,547,672	$765	$6,253	($4,188)	$2,830
Stock-based compensation expense	-	-	-	-	9	-	9
Stock option exercises	-	-	286,385	1	-	-	1
Net loss	-	-	-	-	-	(210)	(210)
Ending balance, September 30, 2024	4,300,000	$0	76,834,057	$766	$6,262	($4,398)	$2,630

Ending balance, June 30, 2025	4,300,000	$0	76,834,057	$766	$6,289	($4,636)	$2,419
Stock-based compensation expense	-	-	-	-	9	-	9
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(131)	(131)
Ending balance, September 30, 2025	4,300,000	$0	76,834,057	$766	$6,298	($4,767)	$2,297

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(131)	$(210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88	109
Stock-based compensation expense	9	9
Change in operating assets and liabilities:
Accounts receivable	48	(137)
Inventory	(219)	283
Other current assets	(24)	(31)
Other Assets	7	-
Accounts payable	133	(63)
Accrued expenses and interest	180	178
Operating lease liability	(138)	(141)
Amortization of operating lease asset	127	135
Net cash provided by operating activities	$80	$132

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements	$-	$(1)
Net cash used in investing activities	$-	$(1)

FINANCING ACTIVITIES:
(Repayment) borrowing under revolving line of credit	$(59)	$10
Repayment of unsecured line of credit	(2)	(1)
Proceeds from secured notes payable	250	-
Payments on equipment notes	(92)	(94)
Payments on secured notes payable	(87)	-
Principal payments on finance leases	(7)	(6)
Net cash provided by (used in) financing activities	$3	$(91)
Net increase in cash and cash equivalents	83	40
Cash and cash equivalents at beginning of period	$735	$1,028
Cash and cash equivalents at end of period	$818	$1,068

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$67	$86
Income taxes	-	-

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

The accompanying unaudited consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2025 (the “2025 10-K”).

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

The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s 2025 10-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: income taxes; tax valuation reserves; allowances for doubtful accounts; inventory valuation and reserves; share-based compensation; and useful lives for depreciation and amortization. Actual results could differ materially from these estimates

Revenue Recognition

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

The Company’s total deferred revenue as of September 30, 2025 was $1,650 and was included in “Other accrued liabilities” on the Company’s consolidated balance sheets. The deferred revenue balance as of June 30, 2025 was $1,700.

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

The following is a summary of Accounts Receivable as of September 30, 2025 and June 30, 2025.

	September 30, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Accounts receivable	$1,587	$1,635
Allowance for doubtful accounts	(35)	35)
Allowance for discounts and returns	-	-
Total accounts receivable, net	$1,552	$1,600

The Company estimates expected credit losses on trade receivables and contract assets in accordance with ASC 326, Financial Instruments – Credit Losses. Effective July 1, 2025, the Company adopted Accounting Standards Update (ASU) 2025-05, Financial Instruments—Credit Losses (Topic 326): Practical Expedient and Accounting Policy Election for Estimating Expected Credit Losses, and elected the practical expedient permitted therein.

Under this expedient, the Company assumes that current economic conditions as of the balance sheet date remain unchanged over the life of the financial assets. This approach simplifies the estimation of expected credit losses by removing the requirement to forecast future economic conditions for assets with contractual maturities of one year or less.

As of September 30, 2025, the Company’s accounts receivables totaling $1.55 million. Based on historical loss experience and current conditions, the Company had an allowance for credit losses of $35,000. The Company believes this estimate reasonably reflects expected losses given the short-term nature of the asset and the stability of current economic conditions.

The Company will continue to monitor credit risk and adjust its allowance methodology as necessary. No significant changes to the allowance methodology were made during the quarter.

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balances up to $250,000 per bank. On September 30, 2025, the Company had bank balances on deposit that exceeded the balance insured by the FDIC by $568,053. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three month period ended September 30, 2025, the Company purchased 23% of total inventory purchases from one vendor.

During the three month period ended September 30, 2024, the Company purchased 22% of total inventory purchases from one vendor.

As of September 30, 2025, three of the Company’s customers represent 41%, 11% and 8% of the total accounts receivable.  For the three months ended September 30, 2024, two customers represented 57% and 8% of the total accounts receivable.  For the three months ended September 30, 2025 and September 30, 2024 sales to and through Amazon accounted for 34% and 38%, respectively, of the Company’s net sales.

Fair Value of Financial Instruments

At September 30, 2025 and June 30, 2025, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising as of September 30, 2025 and June 30, 2025 was $0 and $0. Advertising expense for the three months ended September 30, 2025, and September 30, 2024, was $249,387 and $231,131, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. For the three months ended September 30, 2025 and 2024, expenses for new product development totaled $38,107 and $42,594, respectively. Research and development costs are included in general and administrative expenses.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated service lives of 2-10 years for financial reporting purposes.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at September 30, 2025 and June 30, 2025.

Operating Leases

On November 2, 2020, the Company entered into an agreement with its landlord on a lease for its then current facilities for six years and two months, beginning January 1, 2021. The lease included two months of rent abatement totaling $103,230. Under the lease, the monthly rent on the facility is $51,615 with annual escalations of 3% with the final two months of rent at $61,605. In addition, the Company will pay the landlord a 2% property management fee. The rent expense for the three months ended September 30, 2025 and 2024 was $163,188 and $163,188, respectively.

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

Segment Information

As of September 30, 2025, the Company was comprised of two reportable segments: Direct to Consumer and Wholesale. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment, as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Chief Executive Officer.

The CODM evaluates segment performance and determines how to allocate resources based on the Company’s key financial measure of adjusted operating income (“AOI”), a non-GAAP financial measure. The Company defines AOI as operating income excluding:

(i) depreciation, amortization and impairments of property and equipment, goodwill and intangible assets,

(ii) amortization for capitalized costs,

(iii) share-based compensation expense, and

(iv) gains or losses on sales or dispositions of assets.

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

Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
(in thousands)	Direct to Consumer	Wholesale	Total	Direct to Consumer	Wholesale	Total
Revenues	$1,955	$3,886	$5,841	$1,769	$3,986	$5,756
Cost of Goods Sold	1,372	2,813	4,185	1,384	2,854	4,238
Other direct operating expenses (a)	260	331	591	285	287	572
Overhead expenses(b)			992			958
Operating income (loss)	324	742	73	101	845	(12)
Interest income			(1)			(1)
Interest expense			117			89
Other expense, net			-			-
Loss from operations before income taxes	324	742	(43)	101	845	(100)
Reconciliation of operating (loss) income to adjusted operating income:
Operating income (loss)	324	742	73	101	845	(12)
Adjustments:
Share-based compensation expense			9			9
Adjusted operating income	$324	$742	$82	$101	$845	$(3)

(a)	Other direct operating expenses are directly attributable to the business segment, such as marketing, salaries, customer relationship expenses, and travel and entertainment expenses.

(b)	Overhead expenses are all non-direct expenses related to the operation of the business segment. It includes G&A, unallocated marketing expenses, facilities, and product development.

Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies issue new accounting pronouncements that are adopted by the Company as of the specified effective date.  The Company has adopted ASU 2023-07 regarding business segmentation reporting and will be adopting ASU2023-09 and 2024-03 in future filings. The Company has adopted  ASU 2025-05 regarding practical expedient for expected credit loss.

Net Income (Loss) Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of September 30, 2025 and 2024, the common stock equivalents did not have any effect on net income (loss) per share.

	September 30,
	2025	2024
Common stock options – 2015 Plan	1,200,000	1,250,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,500,000	5,550,000

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of September 30, 2025 or June 30, 2025.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	September 30, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Raw materials	$1,542	$1,407
Work in process	449	366
Finished goods	2,046	2,044
Total inventories	4,037	3,817
Allowance for inventory reserves	(232)	(232)
Total inventories, net of allowance	$3,805	$3,585

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, property and leasehold improvements at September 30, 2025 and June 30, 2025 consisted of the following:

	September 30, 2025	June 30, 2025	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,465	$4,465	2-10 years
Computer equipment and software	764	764	5-7 years
Office equipment and furniture	181	181	5-7 years
Leasehold improvements	475	475	6 years
Subtotal	5,885	5,885
Accumulated depreciation	(4,393)	(4,305)
Equipment and leasehold improvements, net	$1,492	$1,580

Depreciation expense was $87,325 and $109,221, respectively, for the three months ended September 30, 2025 and 2024 respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended September 30, 2025 and 2024.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Accrued compensation	$569	$383
Accrued expenses and interest	164	170
Other accrued liabilities	$733	$553

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at September 30, 2025 and June 30, 2025 consisted of the following:

	September 30, 2025	June 30, 2025
	(unaudited)
Current debt:	(in thousands)
Line of credit (Note 10)	1,038	1,096
Unsecured notes payable (Note 8)	100	200
Secured notes payable (Note 8A)	549	344
Current portion of equipment notes payable (Note 12)	227	286
Current portion of finance leases payable (Note 12)	22	23
Total current debt	1,936	1,949
Long-term debt:
Unsecured notes payable (Note 8)	300	200
Secured notes payable (Note 8A)	67	109
Finance leases payable (Note 12)	60	66
Equipment notes payable (Note 12)	127	159
Unsecured lines of credit (Note 11)	50	52
Notes payable – related party (Note 9)	116	116
Total long-term debt	$720	$702

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at September 30, 2025 and June 30, 2025 consisted of the following:

	September 30,
	2025 (unaudited)	June 30, 2025
Current debt:
13.5% Unsecured note, interest only, due July 31, 2025(3)	$-	$100
13.5% Unsecured note, interest only, due October 31, 2025(1)	100	100
Total current debt	$100	$200

Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2027 (3)	$100	$-
13.5% Unsecured note, interest only, due April 30, 2027 (2)	200	200
Total long-term debt	$300	$200
Total unsecured notes payable	$400	$400

(1) Unsecured note payable for $100,000 to a third-party with interest payable monthly at 20%, principal originally due in full on October 31, 2014, extended to October 31, 2019, then extended to October 31, 2021. This note was repaid in full on October 1, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2024. This note was extended in full on October 31, 2024 with the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2025. On October 28, 2025, this note was extended in full with the same lender with interest payable monthly at 13.5%, principal is due in full on October 31, 2027.  Personally guaranteed by Louis Friedman, the Company’s CEO and principal shareholder.

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

(3) Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2024. This note was extended in full on July 30, 2024 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. On August 20, 2025, this note was extended with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2027. Personally guaranteed by the Company’s CEO and principal shareholder.

NOTE 8A. SECURED NOTES PAYABLE

Secured notes payable at September 30, 2025 and June 30, 2025 consisted of the following:

	September 30, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Secured notes payable to third party, with 18% interest, due February 1, 2027 (1)	136	121
Secured notes payable to third party, with 19.2% interest, due July 3, 2026 (2)	188	223
Secured notes payable to third party, with 19.2% interest, due October 23, 2026 (3)	225	-
Total current secured notes payable	$549	$344

Secured notes payable to third party, with 18% interest, due February 1, 2027 (1)	50	93
Secured notes payable to third party, with 19.2% interest, due July 3, 2026 (2)	-	16
Secured notes payable to third party, with 19.2% interest, due October 23, 2026 (3)	17	-
Total long-term secured notes payable	$67	$109
Total secured notes payable	$616	$453

(1) On March 25 2025, the Company entered into a secured note payable in the amount of $250,000 with a monthly payment of $12,485 with 24-months term at an imputed monthly interest rate of 1.5%.

(2) On June 4, 2025, the Company entered into a secured note payable in the amount of $250,000 with a lender.  The note is paid back on a weekly basis in the amount of $5,366 for fifty six payments concluding on July 3, 2026. The note is personally guaranteed by the Company’s CEO and principal shareholder.

(3) On September 26, 2025, the Company entered into a secured note payable in the amount of $250,000 with a lender.  The note is paid back on a weekly basis in the amount of $5,366 for fifty six payments concluding on October 23, 2026. The note is personally guaranteed by the Company’s CEO and principal shareholder.

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at September 30, 2025 and June 30, 2025 consisted of the following:

	September 30, 2025	June 30, 2025
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 7.25%, due on July 1, 2027	$40	$40
Unsecured note payable to an officer, with interest at 7.25%, due on July 1, 2027	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

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

The Company’s CEO and principal shareholder, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 13).  On September 30, 2025 and June 30, 2025, the balance owed under this line of credit was $1,037,582 and $1,096,403.  As of September 30, 2025, the Company was current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 12% as of September 30, 2025 and was 13.2% as of June 30, 2025. The aggregate amount owed on the unsecured line of credit was $50,154 at September 30, 2025 and $52,144 at June 30, 2025.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease, which now expires February 28, 2027. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date of November 2, 2020, based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At September 30, 2025, the weighted average remaining lease term for the lease renewal is 1.5 years, and the weighted average discount rate is 14.49%. In addition to the rent payment, the Company pays a proportionate share of operating costs, taxes, and insurance costs. The cost for these additional rent expenses for the three months ending September 30, 2025 and 2024 were $72,623 and $52,992, respectively. Supplemental balance sheet information related to leases as of September 30, 2025 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$930

Current lease liabilities	Operating lease liabilities	$620
Non-current lease liabilities	Long-term operating lease liabilities	401
Total lease liabilities		$1,021

Maturities of lease liabilities at September 30, 2025 are as follows:

Payments	(in thousands)
2026	$773
2027	333
Total undiscounted lease payment	$1,106
Less: Present value discount	(85)
Total lease liability balance	$1,021

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes have a total cost of $1,725,849. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 5.9% to 13.2%.

The following is an analysis of the minimum future equipment note payable payments subsequent to September 30, 2025:

(in thousands)
2026	$227
2027	102
2028	25
Future Minimum Note Payable Payments	354
Less Current Portion	(227)
Long-Term Obligations under Equipment Notes Payable	$127

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $126,782 These assets are included in the finance lease and include production equipment.

On January 5, 2022, the Company entered into finance lease agreement in the amount of $22,862 with monthly payment of $514 with 48-month term at an imputed interest rate of 3.75%.

On March 15, 2024, the Company entered into a finance lease agreement in the amount of $63,948 with monthly payments of $1,325 with 60-month term at an imputed rate of 8.90%.

On June 3, 2024, the Company entered into a finance lease agreement in the amount of $39,972 with monthly payments of $807 with 60-month term at an imputed rate of 7.80%.

At September 30, 2025, the weighted average remaining lease term is 3.6 years, and the weighted average discount rate is 8.5%

The following is an analysis of the minimum finance lease payable payments subsequent to September 30, 2025:

Year ending September 2025	(in thousands)
2026	$28
2027	26
2028	26
2029	14
Future Minimum Finance Lease Payable Payments	$94
Less Amount Representing Interest	(12)
Present Value of Minimum Finance Lease Payable Payments	82
Less Current Portion	(22)
Long-Term Obligations under Finance Lease Payable	$60

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

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the three months ended September 30, 2025 was accrued by the Company at the prevailing prime rate (currently 7.25%) and totaled $1,421 and $1,628 for the three months ending September 30, 2024. The accrued interest on the note as of September 30, 2025 and June 30, 2025, was $48,436 and $47,015, respectively. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, the Company’s CEO loaned the Company $40,000 (see Note 9). The Company accrued interest on the note during the three months ending September 30, 2025, at the prevailing prime rate (currently 7.25%) and totaled $747 and $857 for the three months ending September 30, 2024. The accrued interest on the note as of September 30, 2025, and June 30, 2025, was $11,382 and $10,634, respectively. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On September 30, 2025, the balance owed under this line of credit was $1,037,582.

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

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 8). This note was repaid in full on October 31, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2024. On October 1, 2024, this note was extended through October 31, 2025 at the same interest rate of 13.5%. On October 28, 2025, this note was extended in full with the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2027. Repayment of the promissory note is personally guaranteed by the Company’s CEO.

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

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $50,154 at September 30, 2025 and $52,144 at June 30, 2025 (see Note 11). The loan is personally guaranteed by the Company’s CEO.

NOTE 14. STOCKHOLDERS’ EQUITY

Options

At September 30, 2025, the Company’s 2015 Stock Option Plan (the “2015 Plan”), which was shareholder-approved and under which 1,700,000 shares were reserved for issuance under the 2015 Plan terminated on August 31, 2025.

The shares issued under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.

The following table summarizes the Company’s stock option activities during the three months ended September 30, 2024 and 2025:

	Number of shares of underlying outstanding option	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Intrinsic Value
Option Outstanding as of June 30, 2024	1,350,000	3.0	$0.12	$21,000
Granted	200,000	-	0.08	-
Exercised	(300,000)	-	0.03	(15,000)
Forfeited or expired	-	-	-	-
Options Outstanding as of September 30, 2024	1,250,000	1.5	$0.13	$5,000

Option Outstanding as of June 30, 2025	1,200,000	2.3	$0.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Options Outstanding as of September 30, 2025	1,200,000	2.3	$0.14	$-
Options Exercisable as of September 30,2025	700,000	1.6	$0.16	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.04 for such day.

There were no stock options exercised during the three months ended September 30, 2025 and 300,000 options exercised during the three months ended September 30, 2024. The 300,000 options exercised were a cashless exercise which resulted in a net exercise amount 286,385 stock options during the three months ended September 30, 2024.

During the three months ending September 30, 2025, no options expired. There were no options that expired during the three months ending September 30, 2024.

There were no stock options granted during the three months ended September 30, 2025. There were 200,000 stock options granted during the three months ended September 30, 2024.

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2025:

	Outstanding Options			Exercisable
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Options Number of Shares	Weighted Average Price
$0.02 to $0.03	-	-	-	-	-
$0.04 to $0.10	450,000	4.0	$0.08	100,000	$0.08
$0.15 to $0.20	700,000	1.3	$0.16	550,000	$0.16
$0.30	50,000	0.9	$0.30	50,000	$0.30
Total.stock options	1,200,000	2.3	$0.14	700,000	$0.16

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

Stock option-based compensation expense recognized in the consolidated statements of operations for the three months ended September 30, 2025 and 2024 is based on awards ultimately expected to vest and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Consolidated Statements of Operations, all relating to the Plans:

	Three Months Ending September 30,
	2025	2024
	($ in thousands)
Cost of Goods Sold	$1	$1
Other Selling and Marketing	4	5
General and Administrative	4	3
Total Stock-based Compensation Expense	$9	$9

As of September 30, 2025, the Company’s total unrecognized compensation cost was $36,746 which will be recognized over the weighted average vesting period of approximately twenty-four months.

Warrants

As of September 30, 2025 and 2024, there were no warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at September 30, 2025 and June 30, 2025. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred shareholder dividend rights. At September 30, 2025, the Company had reserved the following shares of common stock for issuance:

September 30,
2025
Shares of common stock reserved for issuance under the 2015 Plan	1,200,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	5,500,000

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

	Three Months Ended
	September 30,
	2025	2024
	(unaudited)
Net sales	100%	100%
Cost of goods sold	72%	74%
Gross profit	28%	26%
Operating Expenses	29%	28%
Income from operations	(1)%	(2)%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net sales. Sales for the three months ended September 30, 2025, were approximately $5,841,000, a 1.5% increase from the comparable prior year period.  The major components of net sales by segment are as follows:

•

Direct sales – Sales through our branded websites increased $186,000, or 11%, during the quarter from the comparable prior year period, due primarily to stronger sales through our Jaxx website capturing more of the outdoor product category.

•

Wholesale sales—Sales through our wholesale customers decreased 3% from the prior year's first quarter to $3,886,000. Increased competition from low-cost international manufacturers eroded our sales at several online retailers.  We continue to add more distribution points both domestically and internationally.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, and royalties. For the three months ended September 30, 2025 gross profit margin, as a percentage of sales, increased to 28% from 26% in the same period in the prior year. Gross profit increased to $1,656,000 from $1,517,000 for the previous year's first quarter due to lower costs for raw materials from international vendors.

Operating expenses. Total operating expenses for the three months ended September 30, 2025 were approximately 29% of net sales, or approximately $1,671,000, compared to 28% of net sales, or approximately $1,639,000, for the same period in the prior year.

Other income (expense). Interest expense during the first quarter decreased to approximately ($116,000) in the first quarter of fiscal 2026 from approximately ($88,000) in the first quarter of fiscal 2025. The increase was primarily due to the issuance of notes payable during the three months ended September 30, 2025 to fund working capital and inventory needs.

Net Income. For the three months ended September 30, 2025, we had a net loss of ($131,000) as compared to a net loss of ($210,000) for the three months ended September 30, 2024.  The reduction in net loss was due to the increased gross profit that offset the increase in operating and interest expense.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows:

	Three months Ended
	September 30,
Cash flow data:	2025	2024
	(Unaudited)
	(Dollars in thousands)
Cash provided by operating activities	$80	$132
Cash used in investing activities	$-	$(1)
Cash provided by (used in) financing activities	$3	$(91)

As of September 30, 2025, the Company’s cash and cash equivalents totaled $818,053, compared to $734,910 in cash and cash equivalents as of June 30, 2025 The impact of increased tariffs for raw materials and finished goods may have an adverse effect on the future cash position of the Company.  Our direct exposure to tariff fees is limited, and we are sourcing goods and materials from lower tariff countries.  However, indirectly, the goods and materials we purchase domestically may increase prices to us as tariffs impact them.  Therefore, we may need to raise prices and offset this increase in the future.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company’s principal sources of liquidity are the Company’s cash flow that the Company generates from its operations, availability of borrowings under its line of credit and cash raised through debt financings.

Operating Activities

Net cash provided by operating activities was $80,000 during the three months ended September 30, 2025 compared to $132,000 net cash provided by operating activities in the three months ended September 30, 2024.  The primary components of the cash provided by operating activities in the current year are the increase in accounts payable of $131,988 and an increase in accrued payroll of $186,213.  This was mostly offset by an increase in inventory of $218,562.  Increases in accrued payroll was due to timing of the quarter.  Increases in inventory is due to larger deposits made for raw materials purchased from overseas vendors compared to June 30, 2025.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2025 was $0 compared to a use of $1,000 during the three months ended September 30, 2024.

Financing Activities

Cash provided by (used in) financing activities during the three months ended September 30, 2025 and September 30, 2024 of $3,000 and $(91,000) respectively, primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes offset by the addition of secured notes payable.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024
	(in thousands)
Net loss	$(131)	$(210)
Plus interest expense, financing costs and income tax	116	88
Plus depreciation and amortization expense	88	109
Plus stock-based compensation expense	9	9
Adjusted EBITDA	$82	$(4)

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

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance sheet arrangements. Accordingly, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 30, 2025, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 1A. RISK FACTORS

In addition to the disclosure below, we incorporate by reference the risk factors disclosed in our 2025 10-K. See also "Liquidity and Capital Resources" above.

Rising threats of international tariffs may have an adverse impact on our business.

We rely on suppliers for purchasing the raw materials used in the manufacture and production of our goods. In fiscal year 2025 and the three months ending September 30, 2025, approximately 20% and 16%, respectively, of our materials were sourced from foreign suppliers, including 13% and 10% in fiscal year 2025 and the three months ended September 30, 2025, respectively, from China. The Trump Administration has imposed steep tariffs on the import of goods from several countries from which we purchase raw materials and finished goods. This increase in tariffs could adversely affect our business and our results of operations. The imposition of additional tariffs fluctuates dramatically, creating uncertainty in global markets. These tariffs apply directly to a small portion of our materials. As a result, we may be forced to implement price increases to adjust to the higher costs of production and sale of our products in the future, which carries the risk of reduced demand for such products, thus lowering sales and resulting revenue. Additionally, future tariffs or any additional costs or restrictions imposed on imported materials that lead to an increase in our prices may result in a loss of customers and harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

November 14, 2025	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2025	By:	/s/ Christopher Knauf
(Date)		Christopher Knauf
Chief Financial Officer (Principal Financial & Accounting Officer)

