Form 10-Q
period 2025-12-31
Luvu Brands, Inc.
filed 2026-02-17
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

As of February 13, 2025, there were 76,834,057 shares of common stock outstanding.

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

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	June 30,
	2025	2025
	(unaudited)
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,086	$735
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $18 on December 31 2025 and $35 on June 30, 2025	1,483	1,600
Inventories, net of allowance for inventory reserve of $232 on December 31, 2025 and $232 on June 30, 2025	3,352	3,585
Other current assets	106	108
Total current assets	6,027	6,028

Equipment, property and leasehold improvements, net	1,368	1,476
Finance lease assets, net	77	104
Operating lease assets	3,584	1,057
Other assets	85	96
Total assets	$11,141	$8,761

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,696	$1,858
Current debt	1,923	1,949
Other accrued liabilities	657	553
Operating lease liability	595	646
Total current liabilities	4,871	5,006

Noncurrent liabilities:
Deferred Tax Liability	932	119
Long-term debt	766	704
Long-term operating lease liability	3,033	514
Total noncurrent liabilities	4,731	1,337
Total liabilities	9,602	6,343
Commitments and contingencies (See Note 13)	—	—
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of December 31, 2025 and June 30, 2025	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,834,057 and 76,834,057 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	766	766
Additional paid-in capital	6,307	6,289
Accumulated deficit	(5,534)	(4,637)
Total stockholders’ equity	1,539	2,418
Total liabilities and stockholders’ equity	$11,141	$8,761

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands, except share data)		(in thousands, except share data)

Net Sales	$6,882	$7,186	$12,723	$12,941
Cost of goods sold (excluding depreciation expense presented below)	5,084	5,204	9,269	9,444
Gross profit	1,798	1,982	3,454	3,497
Operating expenses:
Advertising and promotion	255	247	505	478
Other selling and marketing	457	437	878	851
General and administrative	805	899	1,719	1,783
Depreciation	97	108	184	217
Total operating expenses	1,614	1,691	3,286	3,329
Operating income	184	291	168	168

Other income (expense):
Interest expense and financing costs	(136)	(98)	(252)	(186)
Total other expense	(136)	(98)	(252)	(186)
Income (Loss) from operations before income taxes	48	193	(175)	(18)
Provision for income taxes	(813)	0	(813)	0
Net loss	$(765)	$193	$(897)	$(18)

Net loss per share:
Basic	$(0.01)	$0.00	$(0.01)	$(0.00)
Diluted	$(0.01)	$0.00	$(0.01)	$(0.00)
Shares used in calculation of net (loss) income per share:
Basic	76,834,057	76,834,057	76,834,057	76,834,057
Diluted	76,834,057	76,834,057	76,834,057	76,834,057

See accompanying notes to unaudited consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months ended December 31, 2025 and December 31, 2024 (unaudited)

For the three months ended December 31, 2024 and December 31, 2025 (unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
	(in thousands, except share data)
Ending balance, September 30, 2024	4,300,000	$0	76,834,057	$766	$6,261	($4,398)	$2,628
Stock-based compensation expense	-	-	-	-	9	-	9
Stock option exercises	-	-	-	-	-	-	-
Net income	-	-	-	-	-	193	193
Ending balance, December 31, 2024	4,300,000	$0	76,834,057	$766	$6,270	($4,205)	$2,830

Ending balance, September 30, 2025	4,300,000	$0	76,834,057	$766	$6,298	($4,769)	$2,295
Stock-based compensation expense	-	-	-	-	$9	-	9
Stock option exercises	-	-	-	-	-	-	-
Net income	-	-	-	-	-	(765)	(765)
Ending balance, December 31, 2025	4,300,000	$0	76,834,057	$766	$6,307	($5,534)	$1,539

For the six months ended December 31, 2024 and December 31, 2025 (unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
	(in thousands, except share data)
Ending balance, June 30, 2024	4,300,000	$0	76,547,672	$765	$6,253	($4,188)	$2,830
Stock-based compensation expense	-	-	-	-	17	-	17
Stock option exercises	-	-	286,385	1	-	-	-
Net income	-	-	-	-	-	(17)	(17)
Ending balance, December 31, 2024	4,300,000	$0	76,834,057	766	$6,270	($4,205)	$2,830

Ending balance, June 30, 2025	4,300,000	$0	76,834,057	$766	$6,289	($4,637)	$2,418

Stock-based compensation expense	-	-	-	-	$18	-	18
Stock option exercises	-	-	-	-	-	-	-
Net income	-	-	-	-	-	(897)	(897)
Ending balance, December 31, 2025	4,300,000	$0	76,834,057	$766	$6,307	($5,534)	$1,539

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(897)	$(17)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184	217
Deferred tax expense	813	0
Stock-based compensation expense	18	18
Loss on sale of fixed asset	0	7
Change in operating assets and liabilities:
Accounts receivable	117	(550)
Inventory	233	45
Operating lease liability	(1,310)	(260)
Amortization of operating lease asset	1,253	248
Prepaid expenses and other current assets	2	2
Other Assets	11	-
Accounts payable	(162)	541
Other current liabilities	104	112
Net cash provided by operating activities	$365	$363

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements	$(49)	$(3)
Net cash used in investing activities	$(49)	$(3)

FINANCING ACTIVITIES:
Borrowing under revolving line of credit	$141	$160
Repayment of unsecured line of credit	(3)	(1)
Proceeds from secured notes payable	250	-
Repayment of secured notes payable	(221)	-
Proceeds from equipment notes	49	-
Payments on equipment notes	(168)	(187)
Principal payments on capital leases	(12)	(11)
Net cash used in financing activities	$35	$(39)
Net increase in cash and cash equivalents	352	321
Cash and cash equivalents at beginning of period	$735	$1,028
Cash and cash equivalents at end of period	$1,086	$1,349

Supplemental Disclosure of Cash Flow Information:
Non cash item:
New operating lease liability	$3,780	$-
Cash paid during the year for:
Interest	$210	$176
Income taxes	-	-

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

Sales are generated through internet and print advertisements and social marketing. We have a diversified customer base with only one customer accounting for 37% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one customer type.

                The accompanying unaudited consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") have been or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2025 (the “2025 10-K”).

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

The Company’s total deferred revenue as of December 31, 2025 was $1,650 and was included in “Other accrued liabilities” on the Company’s consolidated balance sheets. The deferred revenue balance as of June 30, 2025 was $1,700.

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

The following is a summary of Accounts Receivable as of December 31, 2025 and June 30, 2025.

	December 31, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Accounts receivable	$1,501	$1,635
Allowance for doubtful accounts	(18)	(35)
Allowance for discounts and returns	-	-
Total accounts receivable, net	$1,483	$1,600

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

As of December 31, 2025, the Company had net accounts receivable totaling $1.50 million. Based on historical loss experience and current conditions, the Company had an allowance for credit losses of $18,000. The Company believes this estimate reasonably reflects expected losses given the short-term nature of the asset and the stability of current economic conditions.

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balances up to $250,000 per bank. On December 31, 2025, the Company had bank balances on deposit that exceeded the balance insured by the FDIC by $544,492. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and six month period ended December 31, 2025, the Company purchased  22% and 24% of total inventory purchases from one vendor, respectively.

During the three and six month period ended December 31, 2024, the Company purchased 20% and 22%of total inventory purchases from one vendor, respectively.

As of December 31, 2025, three of the Company’s customers represent 44%, 12% and 6% of the total accounts receivable.  For the three and  six months ended December 31, 2024, two customers represented 40% and 12% of the total accounts receivable.  For the three and six months ended December 31, 2025 sales to and through Amazon accounted for 36% and 37%. For the three and six months ended December 31, 2024 sales to and through Amazon were 37% and 39%, respectively, of the Company’s net sales.

Fair Value of Financial Instruments

At December 31, 2025 and June 30, 2025, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising as of December 31, 2025 and June 30, 2025 was $0 and $0. Advertising expense for the three months ended December 31, 2025, and December 31, 2024, was $255,420 and $247,057, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. For the three months ended December 31, 2025 and 2024, expenses for new product development totaled $41,426 Dand $42,430, respectively. Research and development costs are included in general and administrative expenses.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at December 31, 2025 and June 30, 2025.

Operating Leases

On November 7, 2025, the Company entered into an agreement with its landlord on a lease for its then current facilities for 56 months, beginning November 7, 2025. The lease includes four months of rent abatement totaling $333,000 beginning March 1, 2027. Under the lease, the monthly rent on the facility will be $58,053 with annual escalations of 3% to February 2027 at $61,605. From March 1, 2027, the rent monthly rent will increase to $83,250 with 3.5% annual increases with the final 4 months of the lease ending at $92,241. In addition, the Company will pay the landlord proportional share of project expenses and taxes estimated at $23,421 per month. The rent expense for the three and six months ended December 31, 2025 was $218,605 and $381,793, respectively.  The rent expense for the three and six months ended December 31, 2024 was $163,188 and $326,376, respectively.

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

Segment Information

As of December 31, 2025, the Company was comprised of two reportable segments: Direct to Consumer and Wholesale. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment, as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Chief Executive Officer.

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

Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended				Three Months Ended
	December 31, 2025				December 31, 2024
(in thousands)	Direct to Consumer	Wholesale	Corporate	Total	Direct to Consumer	Wholesale	Corporate	Total
Revenues	$2,477	$4,404	$0	$6,882	$2,456	$4,730	$0	$7,186
Cost of Goods Sold	1,375	3,709	0	5,084	1,479	3,725	0	5,204
Other direct operating expenses (a)	317	330	0	647	301	315	0	616
Overhead expenses(b)	0	0	967	967			1,075	1,075
Operating (loss) income	785	365	(967)	184	676	689	(1,075)	290
Interest income	0	0	(1)	(1)	0	0	(1)	(1)
Interest expense	0	0	134	134	0	0	92	92
Other expense, net	0	0	0	0	0	0	7	7
Loss from operations before income taxes	785	365	(1,100)	51	676	689	(1,172)	193
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	785	365	(967)	184	676	689	(1,075)	290
Adjustments:
Share-based compensation expense	0	0	8	8	0	0	9	9
Depreciation and amortization	0	0	97	97	0	0	108	108
Adjusted operating income	$785	$365	($862)	$289	$676	$689	($958)	$407

	Six Months Ended				Six Months Ended
	December 31, 2025				December 31, 2024
(in thousands)	Direct to Consumer	Wholesale	Corporate	Total	Direct to Consumer	Wholesale	Corporate	Total
Revenues	$4,361	$8,362	$0	$12,723	$4,152	$8,790	$0	$12,941
Cost of Goods Sold	2,425	6,844	0	9,269	2,606	6,838	0	9,444
Other direct operating expenses (a)	592	644	0	1,237	598	599	0	1,196
Overhead expenses(b)	0	0	3,284	2,139	0	0	2,134	2,134
Operating (loss) income	1,344	874	(3,284)	78	947	1,354	(2,134)	167
Interest income	0	0	(2)	(2)	0	0	(3)	(3)
Interest expense	0	0	254	254	0	0	181	181
Other expense, net	0	0	0	0	0	0	7	7
Loss from operations before income taxes	1,344	874	(3,537)	(174)	947	1,354	(2,319)	(18)
Reconciliation of operating (loss) income to adjusted operating income:
Operating (loss) income	1,344	874	(3,284)	(1,067)	947	1,354	(2,134)	167
Adjustments:
Share-based compensation expense	0	0	17	17	0	0		18
Depreciation and amortization	0	0	184	184	0	0		217
Adjusted operating income	$1,344	$874	($3,083)	($866)	$947	$1,354	($2,134)	$403

(a)	Other direct operating expenses are directly attributable to the business segment, such as marketing, salaries, customer relationship expenses, and travel and entertainment expenses.

(b)	Overhead expenses are all non-direct expenses related to the operation of the business segment. It includes G&A, unallocated marketing expenses, facilities, and product development.

Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies issue new accounting pronouncements that are adopted by the Company as of the specified effective date.  The Company has adopted ASU 2023-07 regarding business segmentation reporting and ASU2023-09 and 2024-03. The Company has adopted ASU 2025-05 regarding practical expedient for expected credit loss.

Net Income (Loss) Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of December 31, 2025 and 2024, the common stock equivalents did not have any effect on net income (loss) per share.

	December 31,
	2025	2024
Common stock options – 2015 Plan	1,200,000	1,150,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,500,000	5,450,000

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

                During the three months ended December 31, 2025, the Company recognized $813,000 of income tax expense, which was primarily attributable to the tax effects associated with the new operating lease executed on November 7, 2025. The lease resulted in book‑to‑tax differences related to the recognition of the right‑of‑use asset and corresponding lease liability under ASC 842, giving rise to the tax expense recorded for the period.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of December 31, 2025 or June 30, 2025.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	December 31, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Raw materials	$1,315	$1,407
Work in process	501	366
Finished goods	1,768	2,044
Total inventories	3,584	3,817
Allowance for inventory reserves	(232)	(232)
Total inventories, net of allowance	$3,352	$3,585

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, property and leasehold improvements at December 31, 2025 and June 30, 2025 consisted of the following:

	December 31, 2025	June 30, 2025	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,450	$4,465	2-10 years
Computer equipment and software	828	764	5-7 years
Office equipment and furniture	181	181	5-7 years
Leasehold improvements	475	475	6 years
Subtotal	5,934	5,885
Accumulated depreciation	(4,489)	(4,305)
Equipment and leasehold improvements, net	$1,445	$1,580

Depreciation expense was $96,616 and $108,243, respectively, for the three months ended December 31, 2025 and 2024 and for six months ended December 31, 2025 and 2024 depreciation expense was $183,941 and $217,464 respectively

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months and six months ended December 31, 2025 and 2024.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Accrued compensation	$445	$383
Accrued expenses and interest	211	170
Other accrued liabilities	$656	$553

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at December 31, 2025 and June 30, 2025 consisted of the following:

	December 31, 2025	June 30, 2025
	(unaudited)
Current debt:	(in thousands)
Line of credit (Note 10)	$1,237	$1,096
Unsecured notes payable (Note 8)	-	200
Secured notes payable (Note 8A)	456	344
Current portion of equipment notes payable (Note 12)	210	286
Current portion of finance leases payable (Note 12)	20	23
Total current debt	$1,923	$1,949

Long-term debt:
Unsecured notes payable (Note 8)	$400	$200
Secured notes payable (Note 8A)	25	109
Finance leases payable (Note 12)	58	66
Equipment notes payable (Note 12)	105	159
Unsecured lines of credit (Note 11)	57	52
Notes payable – related party (Note 9)	120	116
Total long-term debt	$765	$702

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at December 31, 2025 and June 30, 2025 consisted of the following:

	December 31,	June 30,
	2025	2025
	(unaudited)
Current debt:
13.5% Unsecured note, interest only, due July 31, 2025(3)	$-	$100
13.5% Unsecured note, interest only, due October 31, 2025(1)	-	100
Total current debt	$-	$200

Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2027 (3)	$100	$-
13.5% Unsecured note, interest only, due October 31, 2027 (1)	100	-
13.5% Unsecured note, interest only, due April 30, 2027 (2)	200	200
Total long-term debt	$400	$200
Total unsecured notes payable	$400	$400

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

NOTE 8A. SECURED NOTES PAYABLE

Secured notes payable at December 31, 2025 and June 30, 2025 consisted of the following:

	December 31, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Secured notes payable to third party, with 18% interest, due February 1, 2027 (1)	132	121
Secured notes payable to third party, with 19.2% interest, due July 3, 2026 (2)	128	223
Secured notes payable to third party, with 19.2% interest, due October 23, 2026 (3)	196	-
Total current secured notes payable	$456	$344

Secured notes payable to third party, with 18% interest, due February 1, 2027 (1)	25	93
Secured notes payable to third party, with 19.2% interest, due July 3, 2026 (2)	-	16
Secured notes payable to third party, with 19.2% interest, due October 23, 2026 (3)	-	-
Total long-term secured notes payable	$25	$109
Total secured notes payable	$481	$453

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

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at December 31, 2025 and June 30, 2025 consisted of the following:

	December 31, 2025	June 30, 2025
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 7.25%, due on July 1, 2027	$40	$40
Unsecured note payable to an officer, with interest at 7.25%, due on July 1, 2027	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

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

The Company’s CEO and principal shareholder, Louis Friedman, has personally guaranteed the repayment of the facility.  In addition, the Company has provided its corporate guarantee of the credit facility (see Note 13).  On December 31, 2025 and June 30, 2025, the balance owed under this line of credit was $1,237,002 and $1,096,403.  As of December 31, 2025, the Company was current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 12% as of December 31, 2025 and was 13.2% as of June 30, 2025. The aggregate amount owed on the unsecured line of credit was $49,250 at December 31, 2025 and $52,144 at June 30, 2025.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease, which now expires June 30, 2030. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date of November 7, 2025, based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At December 31, 2025, the weighted average remaining lease term for the lease renewal is 4.5 years, and the weighted average discount rate is 3.7%. In addition to the rent payment, the Company pays a proportionate share of operating costs, taxes, and insurance costs. The cost for these additional rent expenses for the three and six months ending December 31, 2025 and 2024 were $72,623 and $143,829, $52,992 and $105,983, respectively. Supplemental balance sheet information related to leases as of December 31, 2025 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$3,584

Current lease liabilities	Operating lease liabilities	$595
Non-current lease liabilities	Long-term operating lease liabilities	3,033
Total lease liabilities		$3,628

Maturities of lease liabilities at December 31, 2025 are as follows:

Payments	(in thousands)
2026	$718
2027	623
2028	1,028
2029	1,064
2030	547

Total undiscounted lease payment	$3,979
Less: Present value discount	(351)
Total lease liability balance	$3,628

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

The following is an analysis of the minimum future equipment note payable payments subsequent to December 31, 2025:

Years ending December 31,	(in thousands)
2026	$210
2027	94
2028	26
Future Minimum Note Payable Payments	$330
Less Current Portion	(210)
Long-Term Obligations under Equipment Notes Payable	$120

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

At December 31, 2025, the weighted average remaining lease term is 3.4 years, and the weighted average discount rate is 8.5%

The following is an analysis of the minimum finance lease payable payments subsequent to December 31, 2025:

Year ending December 30,	(in thousands)
2026	28
2027	28
2028	28
2029	11
Future Minimum Finance Lease Payable Payments	$93
Less Amount Representing Interest	(16)
Present Value of Minimum Finance Lease Payable Payments	77
Less Current Portion	(20)
Long-Term Obligations under Finance Lease Payable	$58

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

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the three and six months ended December 31, 2025 was accrued by the Company at the prevailing prime rate (currently 7.25%) and totaled $1,325 and $2,746 and for the three and six months ending December 31, 2024 was accrued by the Company at the prevailing prime rate (currently 7.5%) and totaled $1,500 and $3,128. The accrued interest on the note as of December 31, 2025 and June 30, 2025, was $49,761 and $47,015, respectively. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, the Company’s CEO loaned the Company $40,000 (see Note 9). The Company accrued interest on the note during the three and six months ending December 31, 2025, at the prevailing prime rate (currently 6.75%) and totaled $697 and $1,445 for the three and six months ending December 31, 2024 at the prevailing prime rate (currently 6.75%) and totaled $790 and $1,647. The accrued interest on the note as of December 31, 2025, and June 30, 2025, was $12,080 Amand $10,634, respectively. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit).  In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On December 31, 2025, the balance owed under this line of credit was $1,237,002.

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

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $49,250 at December 31, 2025 and $52,144 at June 30, 2025 (see Note 11). The loan is personally guaranteed by the Company’s CEO.

NOTE 14. STOCKHOLDERS’ EQUITY

                Options

At December 31, 2025, the Company’s 2015 Stock Option Plan (the “2015 Plan”), which was shareholder-approved and under which 1,700,000 shares were reserved for issuance under the 2015 Plan terminated on August 31, 2025.

The shares issued under the 2015 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.

The following table summarizes the Company’s stock option activities during the three months ended December 31, 2024 and 2025:

	Number of shares of underlying outstanding option	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Intrinsic Value
Option Outstanding as of June 30, 2024	1,350,000	3.0	$0.12	$21,000
Granted	200,000	-	0.08	-
Exercised	(300,000)	-	0.03	(15,000)
Forfeited or expired	(100,000)	-	0.02	$(6,000)
Options Outstanding as of December 31. 2024	1,150,000	2.7	$0.14	$-

Option Outstanding as of June 30, 2025	1,200,000	2.3	$0.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Options Outstanding as of December 31,2025	1,200,000	1.5	$0.14	$-
Options Exercisable as of December 31, 2025	851,042	1.5	$0.16	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.04 for such day.

There were no stock options exercised during the three months ended December 31, 2025 and 300,000 options exercised during the three and six months ended December 31, 2024. The 300,000 options exercised were a cashless exercise which resulted in a net exercise amount 286,385 stock options during the three and six months ended December 31, 2024.

                During the three and six months ending December 31, 2025, no options expired.  There were no options that expired during the three and six months ending December 31, 2024.

There were no stock options granted during the three and six months ended December 31, 2025. There were 200,000 stock options granted during the three months ended December 31, 2024.

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2025:

	Outstanding Options			Exercisable
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Options Number of Shares	Weighted Average Price

$0.02 to $0.03	-	-	-	-	-
$0.04 to $0.10	450,000	3.5	$0.08	138,542	$0.08
$0.15 to $0.20	700,000	1.2	$0.16	662,500	$0.16
$0.30	50,000	0.6	$0.30	50,000	$0.30
Total stock options	1,200,000	2.0	$0.14	851,042	$0.16

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

Stock option-based compensation expense recognized in the consolidated statements of operations for the three  and six months ended December 31, 2025 and 2024 is based on awards ultimately expected to vest and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Consolidated Statements of Operations, all relating to the Plans:

	Three Months		Six Months
	Ending December 31,		Ending December 31,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Cost of Goods Sold	$1	$1	$1	$2
Other Selling and Marketing	4	5	8	10
General and Administrative	4	3	9	6
Total Stock-based Compensation Expense	$9	$9	$18	$18

As of December 31, 2025, the Company’s total unrecognized compensation cost was $29,208 which will be recognized over the weighted average vesting period of approximately twenty-four months.

Warrants

As of December 31, 2025 and 2024, there were no warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at December 31, 2025 and June 30, 2025. Common shareholders are entitled to dividends if and when declared Iby the Company’s Board of Directors, subject to preferred shareholder dividend rights. The Company does not intend to authorize any dividends at this time.  At December 31, 2025, the Company had reserved the following shares of common stock for issuance:

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net sales	100%	100%	100%	100%
Cost of goods sold	74%	72%	73%	73%
Gross profit	26%	28%	27%	27%
Operating Expenses	25%	24%	27%	26%
Income from operations	1%	4%	0%	1%

Three and Six Months Ended December 31, 2025 Compared to Three and Six Months Ended December 31, 2024

Net sales. Sales for the three and six months ended December 31, 2025, were approximately $6,900,000 and $12,700,000, respectively. For the three month period ended December 31, 2025, this was a 4.2% decline from the same period the prior year.  For the six month period ended December 31, 2025, this was a 1.7% decline from the comparable prior year period.  The major components of net sales by segment are as follows:

•

Direct sales – Sales through our branded websites increased $21,000, or 1%, during the three month ended December 31, 2025, from the comparable prior year period, due primarily to stronger sales through our Liberator website. For the six months ended December 31, 2025, our branded websites increased $210,000 or 5.1% compared to the same period the prior year.  This was the result of increased marketing focus on higher return channels.

•

Wholesale sales—For the three months ended December 31, 2025, sales to our wholesale customers were $4,404,000, down 7% from the same period in the prior year. Our wholesale channels continue to experience significant competition from low-cost international manufacturers eroded our sales at several online retailers.  We continue to add more distribution points both domestically and internationally.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, and royalties. For the three and six months ended December 31, 2025 gross profit margin, as a percentage of sales, was 26% and 26% respectively.  Compared to the same period in the prior year, this was a decline from 28% and 27%, respectively.  For the three months ended December 31, 2025, gross profit reduced to approximately $1,800,000 from $1,980,000 in the prior year.  For the six months ended December 31, 2025, gross profit decreased to approximately $,3454,000 from $3,97,000 Foin the prior year.  The decline was related to increased freight and tariff costs.

Operating expenses. Total operating expenses for the three months ended December 31, 2025 were approximately 25% of net sales, or approximately $1,705,271, compared to 24% of net sales, or approximately $1,691,142, for the same period in the prior year.  For the six months ended December 31, 2025, operating expenses were $3,377,000, which is an increase of 1.4% compared to the same period in the prior year.  This increase was mainly related to the change in rent expense related to the new operating lease.

Other income (expense). Interest expense increased to approximately ($136,000) in the second quarter of fiscal 2026 from approximately ($97,000) in the second quarter of fiscal 2025. The increase was primarily due to the issuance of notes payable during the three months ended December 31, 2025 to fund working capital and inventory needs.

Net Income. For the three months ended December 31, 2025, we had a net loss of ($765,000) as compared to net income of $192,000 for the three months ended December 31, 2024.  The increase is the loss is a result of recognition of the Deferred Tax Liability relating to the new operating lease for the manufacturing facility totaling $813,000.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows:

	Six months Ended
	December 31,
Cash flow data:	2025	2024
	(Unaudited)
	(Dollars in thousands)
Cash provided by operating activities	$365	$363
Cash used in investing activities	$(49)	$(3)
Cash provided by (used in) financing activities	$35	$(39)

As of December 31, 2025, the Company’s cash and cash equivalents totaled $1,085,613, compared to $734,910 in cash and cash equivalents as of June 30, 2025 The impact of increased tariffs for raw materials and finished goods may have an adverse effect on the future cash position of the Company.  Our direct exposure to tariff fees is limited, and we are sourcing goods and materials from lower tariff countries.  However, indirectly, the goods and materials we purchase domestically may increase prices to us as tariffs impact them.  Therefore, we may need to raise prices and offset this increase in the future.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company’s principal sources of liquidity are the Company’s cash flow that the Company generates from its operations, availability of borrowings under its line of credit and cash raised through debt financings.

Operating Activities

Net cash provided by operating activities was $365,000 during the six months ended December 31, 2025 compared to $363,000 net cash provided by operating activities in the six months ended December 31, 2024.  The primary components of the cash provided by operating activities in the current year are the decrease in accounts receivable of $116,964 and decrease in Inventory of $ 234,174.  This was mostly offset by decrease in accounts payable of $162,510 and an increase in accrued payroll of $62,393. Increases in accrued payroll was due to timing of the quarter.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2025 was $49,270 compared to a use of ($4,000) during the six months ended December 31, 2024. The company entered into a loan with Navitas for purchasing Factory equipment – Sander Forklift.

Financing Activities

Cash provided by (used in) financing activities during the six months ended December 31, 2025 and December 31, 2024 of $35,000 and $(39,000) respectively, primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes offset by the addition of secured notes payable.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,
	2025	2024
	(in thousands)
Net income (loss)	$(765)	$193
Plus interest expense, financing costs and income tax	137	92
Plus depreciation and amortization expense	97	108
Plus stock-based compensation expense	9	9
Plus income tax provision	813	0
Adjusted EBITDA	$291	$402

	Six Months Ended
	December 31,
	2025	2024
	(in thousands)
Net income (loss)	$(897)	$(18)
Plus interest expense, financing costs and income tax	254	181
Plus depreciation and amortization expense	184	217
Plus stock-based compensation expense	18	17
Plus income tax provision	813	0
Adjusted EBITDA	$372	$397

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

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance sheet arrangements. Accordingly, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2025, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We rely on suppliers for purchasing the raw materials used in the manufacture and production of our goods. In fiscal year 2025 and the six months ending December 31, 2025, approximately 20% and 16%, respectively, of our materials were sourced from foreign suppliers, including 13% and 10% in fiscal year 2025 and the six months ended December 31, 2025, respectively, from China. The Trump Administration has imposed steep tariffs on the import of goods from several countries from which we purchase raw materials and finished goods. This increase in tariffs could adversely affect our business and our results of operations. The imposition of additional tariffs fluctuates dramatically, creating uncertainty in global markets. These tariffs apply directly to a small portion of our materials. As a result, we may be forced to implement price increases to adjust to the higher costs of production and sale of our products in the future, which carries the risk of reduced demand for such products, thus lowering sales and resulting revenue. Additionally, future tariffs or any additional costs or restrictions imposed on imported materials that lead to an increase in our prices may result in a loss of customers and harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities during the six months ended December 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Merger and Recapitalization Agreement between WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Luvu Brands, Inc., and the majority shareholder of Luvu Brands, Inc., dated as of October 19, 2009	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective November 5, 2015	8-K	11/5/15	3.5
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock.	8-K	2/23/11	4.1
10.12	Lease Agreement by and between BPVIF V Holdings 5, LLC and OneUp Innovations, Inc. dated November 7, 2025.				Filed
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUVU BRANDS, INC.
(Registrant)

February 13, 2026	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

February 13, 2026	By:	/s/ Christopher Knauf
(Date)		Christopher Knauf
Chief Financial Officer (Principal Financial & Accounting Officer)

