Form 10-Q
period 2026-03-31
Luvu Brands, Inc.
filed 2026-05-15
CIK 1374567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 31, 2026, there were 76,834,057 shares of common stock outstanding.

LUVU BRANDS, INC.

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “LUVU,” “we,” “us,” “our” and similar terms refer to LUVU Brands, Inc. and the Company’s wholly owned subsidiaries, OneUp Innovations, Inc. (“OneUp”), and Foam Labs, Inc. (“Foam Labs”). The Company’s corporate website is www.LuvuBrands.com. Certain of the Company’s documents, its news releases and the Company’s filings with the U.S. Securities and Exchange Commission including financial statements are available on the Company’s corporate website.

Unless specifically set forth to the contrary, the information that appears on the Company’s websites or its various social media platforms is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report may contain forward-looking statements, which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning the Company, the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance. You should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	June 30,
	2026	2025
	(unaudited)
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,230	$735
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $18 on March 31, 2026 and $35 on June 30, 2025	1,612	1,600
Inventories, net of allowance for inventory reserve of $232 on March 31, 2026 and $232 on June 30, 2025	3,339	3,585
Other current assets	93	108
Total current assets	6,274	6,028

Equipment, property and leasehold improvements, net	1,323	1,476
Finance lease assets, net	101	104
Operating lease assets	3,398	1,057
Other assets	80	96
Total assets	$11,176	$8,761

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,736	$1,858
Current debt	1,817	1,949
Other accrued liabilities	784	553
Operating lease liability	544	646
Total current liabilities	4,881	5,006

Noncurrent liabilities:
Deferred Tax Liability	887	119
Long-term debt	750	704
Long-term operating lease liability	2,937	513
Total noncurrent liabilities	4,574	1,336
Total liabilities	9,455	6,342
Commitments and contingencies (See Note 12)	—	—
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of March 31, 2026 and June 30, 2025	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,834,057 and 76,834,057 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	766	766
Additional paid-in capital	6,315	6,289
Accumulated deficit	(5,360)	(4,636)
Total stockholders’ equity	1,721	2,419
Total liabilities and stockholders’ equity	$11,176	$8,761

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands, except share data)		(in thousands, except share data)

Net Sales	$6,549	$5,846	$19,272	$18,787
Cost of goods sold (excluding depreciation expense presented below)	4,713	4,243	13,982	13,687
Gross profit	1,836	1,603	5,290	5,100
Operating expenses:
Advertising and promotion	193	240	698	718
Other selling and marketing	447	430	1,326	1,281
General and administrative	888	827	2,606	2,610
Depreciation	81	107	265	324
Total operating expenses	1,609	1,604	4,895	4,933
Operating income/(loss)	227	(1)	395	167

Other income (expense):
Interest expense and financing costs	(102)	(87)	(355)	(272)
Total other income (expense)	(102)	(87)	(355)	(272)
Income (loss) from operations before income taxes	125	(88)	40	(105)
Provision for income taxes	49	0	(764)	0
Net income (loss)	$174	$(88)	$(724)	$(105)

Net income (loss) per share:
Basic	$0.01	$0.00	$(0.01)	$(0.00)
Diluted	$0.01	$0.00	$(0.01)	$(0.00)
Shares used in calculation of net income (loss) per share:
Basic	76,834,057	76,834,057	76,834,057	76,834,057
Diluted	76,834,057	76,834,057	76,834,057	76,834,057

See accompanying notes to unaudited consolidated financial statements.

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2025 and March 31, 2026 (unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)
Ending balance, December 31, 2024	4,300,000	$0	76,834,057	$766	$6,270	($4,205)	$2,831
Stock-based compensation expense	-	-	-	-	9	-	9
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(88)	(88)
Ending balance, March 31, 2025	4,300,000	$0	76,834,057	$766	$6,279	($4,293)	$2,752

Ending balance, December 31, 2025	4,300,000	$0	76,824,057	$766	$6,307	($5,534)	$1,539
Stock-based compensation expense	-	-	-	-	$8	-	8
Stock option exercises	-	-	-		-	-	-
Net income	-	-	-	-	-	174	174
Ending balance, March 31, 2026	4,300,000	$0	76,834,057	$766	$6,315	($5,360)	$1,721

For the nine months ended March 31, 2025 and March 31, 2026 (unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)
Ending balance, June 30, 2024	4,300,000	$0	76,547,672	$765	$6,253	($4,188)	$2,830
Stock-based compensation expense	-	-	-	-	26	-	26
Stock option exercises	-	-	286,385	1	-	-	1
Net loss	-	-	-	-	-	(105)	(105)
Ending balance, March 31, 2025	4,300,000	$0	76,834,057	766	$6,279	($4,293)	$2,752

Ending balance, June 30, 2025	4,300,000	$0	76,834,057	$766	$6,289	($4,636)	$2,419
Stock-based compensation expense	-	-	-	-	$25	-	25
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	($724)	(724)
Ending balance, March 31, 2026	4,300,000	$0	76,834,057	$766	$6,315	($5,360)	$1,721

See accompanying notes to unaudited consolidated financial statements.

LUVU BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2026	2025
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(724)	$(105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	265	324
Deferred tax expense	768	0
Stock-based compensation expense	25	27
Loss on sale of fixed asset	0	7
Change in operating assets and liabilities:
Accounts receivable	(12)	(359)
Inventory	246	(170)
Operating lease liability	(1,457)	(388)
Amortization of operating lease asset	1,439	365
Prepaid expenses and other current assets	15	4
Other Assets	16	0
Accounts payable	(122)	312
Other current liabilities	231	186
Net cash provided by operating activities	$690	$203

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements	$(109)	$(34)
Net cash used in investing activities	$(109)	$(34)

FINANCING ACTIVITIES:
Borrowing under revolving line of credit	$183	$(82)
Repayment of unsecured line of credit	(5)	54
Proceeds from secured notes payable	250	-
Repayment of secured notes payable	(364)	-
Repayment of unsecured notes payable	-	(9)
Proceeds from equipment notes	71	250
Payments on equipment notes	(233)	(282)
Proceeds for finance leases	29	0
Principal payments on finance leases	(17)	(17)
Net cash used in financing activities	$(86)	$(87)
Net increase in cash and cash equivalents	495	82
Cash and cash equivalents at beginning of period	$735	$1,028
Cash and cash equivalents at end of period	$1,230	$1,110

Supplemental Disclosure of Cash Flow Information:
Non cash item:
New operating lease liability and right of use asset	$3,780	$-
Cash paid during the year for:
Interest	$308	$218
Income taxes	-	-

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

Sales are generated through internet and print advertisements and social marketing. We have a diversified customer base with only one customer accounting for 36% or more of consolidated net sales in the current and prior fiscal year and no particular concentration of credit risk in one customer type.

The accompanying unaudited consolidated financial statements of the Company and all of its wholly-owned subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America “GAAP”) have been included or omitted pursuant to applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included. The year-end balance sheet data were derived from audited consolidated financial statements but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2025 (the “2025 10-K”).

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

The Company’s total deferred revenue as of March 31, 2026 was $4,737 and was included in “Other accrued liabilities” on the Company’s consolidated balance sheets. The deferred revenue balance as of June 30, 2025 was $1,700.

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

The following is a summary of Accounts Receivable as of March 31, 2026 and June 30, 2025.

	March 31, 2026	June 30, 2025
	(unaudited)
	(in thousands)
Accounts receivable	$1,630	$1,635
Allowance for doubtful accounts	(18)	(35)
Allowance for discounts and returns	-	-
Total accounts receivable, net	$1,612	$1,600

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

As of March 31, 2026, the Company had net accounts receivable totaling $1.61 million. Based on historical loss experience and current conditions, the Company had an allowance for credit losses of $18,000. The Company believes this estimate reasonably reflects expected losses given the short-term nature of the asset and the stability of current economic conditions.

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

Concentration of Credit Risk

The Company maintains its cash accounts with banks located in Georgia. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balances up to $250,000 per bank. On March 31, 2026, the Company had bank balances on deposit that exceeded the balance insured by the FDIC by $615,689. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During the three and nine month period ended March 31, 2026, the Company purchased 27% and 29% of total inventory purchases from one vendor, respectively.

During the three and nine month period ended March 31, 2025, the Company purchased 23% and 27% of total inventory purchases from one vendor, respectively.

As of March 31, 2026, three of the Company’s customers represent 46%, 10% and 7% of the total accounts receivable. As of March 31, 2025, two customers represented 49% and 10% of the total accounts receivable. As of March 31, 2026 sales to and through Amazon accounted for 30% and 32%. For the three and nine months ended March 31, 2025 sales to and through Amazon were 35% and 35%, respectively, of the Company’s net sales.

Fair Value of Financial Instruments

At March 31, 2026 and June 30, 2025, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed in the period when the advertisements are first aired or distributed to the public. Prepaid advertising as of March 31, 2026 and June 30, 2025 was $0 and $0. Advertising expense for the three and nine months ended March 31, 2026 was $193,289 and $698,096, respectively. For the three and nine months ended March 31, 2025, advertising expense was $240,145 and $718,334, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. For the three and nine months ended March 31, 2026 expenses for new product development totaled $31,021 and $110,554, and for the three and nine months ended March 31, 2025 expenses for new product development totaled $41,409 and $126,433, respectively. Research and development costs are included in general and administrative expenses.

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

Impairment or Disposal of Long Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred as required by Financial Accounting Standards Board (“FASB”) ASC Topic No. 360, Property, Plant, and Equipment. The Company has determined that there was no impairment at March 31, 2026 and June 30, 2025.

Operating Leases

On November 7, 2025, the Company entered into an agreement with its landlord on a lease for its then current facilities for 56 months, beginning November 7, 2025. The lease includes four months of rent abatement totaling $333,000 beginning March 1, 2027. Under the lease, the monthly rent on the facility will be $58,053 with annual escalations of 3% to February 2027 at $61,605. From March 1, 2027, the monthly rent will increase to $83,250 with 3.5% annual increases with the final 4 months of the lease ending at $92,241. In addition, the Company will pay the landlord proportional share of project expenses and taxes estimated at $23,421 per month. The rent expense for the three and nine months ended March 31, 2026 was $218,606 and $509,813 respectively. The rent expense for the three and nine months ended March 31, 2025 was $163,188 and $489,564, respectively.

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

Segment Information

As of March 31, 2026, the Company was comprised of two reportable segments: Direct to Consumer and Wholesale. The Company takes into account whether two or more operating segments can be aggregated together as one reportable segment, as well as the type of discrete financial information that is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”). The CODM is the Company’s Chief Executive Officer.

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

Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
(in thousands)	Direct to Consumer	Wholesale	Total	Direct to Consumer	Wholesale	Total
Revenues	$2,245	$4,304	$6,549	$1,878	$3,902	$5,846
Cost of Goods Sold	1,236	3,477	4,713	1,065	3,177	4,243
Other direct operating expenses (a)	297	341	638	298	372	670
Overhead expenses(b)			890			827
Operating income before depreciation	712	485	308	515	419	106
Interest income			(1)			(1)
Interest expense			103			88
Depreciation expense			81			108
Other expense, net			-			-
Income/(loss) from operations before income taxes	712	485	125	515	419	(88)
Reconciliation of operating income to adjusted operating income:
Operating income (loss)	712	485	308	515	419	106
Adjustments:
Share-based compensation expense			9			9
Adjusted operating income	$712	$485	$317	$515	$419	$115

	Nine Months Ended			Nine Months Ended
	March 31, 2026			March 31, 2025
(in thousands)	Direct to Consumer	Wholesale	Total	Direct to Consumer	Wholesale	Total
Revenues	$6,607	$12,666	$19,272	$6,201	$12,586	$18,787
Cost of Goods Sold	3,661	10,321	13,982	3,672	10,015	13,687
Other direct operating expenses (a)	912	1,109	2,022	936	1,063	1,999
Overhead expenses(b)			2,608			2,610
Operating income before depreciation	2,033	1,235	660	1,422	1,680	491
Interest income			(3)			(4)
Interest expense			358			269
Depreciation expense			265			324
Other expense, net			-			7
Income/(loss) from operations before income taxes	2,033	1,235	40	1,422	1,680	(105)
Reconciliation of operating income (loss) to adjusted operating income:
Operating income before depreciation	2,033	1,235	660	1,422	1,680	491
Adjustments:
Share-based compensation expense			25			27
Adjusted operating income	$2,033	$1,235	$685	$1,422	$1,680	$518

(a)	Other direct operating expenses are directly attributable to the business segment, such as marketing, salaries, customer relationship expenses, and travel and entertainment expenses.

(b)	Overhead expenses are all non-direct expenses related to the operation of the business segment. It includes G&A, unallocated marketing expenses, facilities, and product development.

Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies issue new accounting pronouncements that are adopted by the Company as of the specified effective date. The Company has adopted ASU 2023-07 regarding business segmentation reporting and ASU2023-09 regarding disclosures of income tax information. The Company has adopted ASU 2025-05 regarding practical expedient for expected credit loss. The Company will be adopting ASU2024-03 regarding disclosure of disaggregate income statement expenses.

Net Income (Loss) Per Share

In accordance with ASC 260, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period plus the effect of stock options using the treasury stock method. As of March 31, 2026 and 2025, the common stock equivalents did not have any effect on net income (loss) per share.

	March 31
	2026	2025
Common stock options – 2015 Plan	1,200,000	1,150,000
Convertible preferred stock	4,300,000	4,300,000
Total	5,500,000	5,450,000

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

During the nine months ended March 31, 2026, the Company recognized $763,813 of income tax expense, which was attributable to the tax effects associated with the new operating lease executed on November 7, 2025. The lease resulted in book‑to‑tax differences related to the recognition of the right‑of‑use asset and corresponding lease liability under ASC 842, giving rise to the tax expense recorded for the period.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of March 31, 2026 or June 30, 2025.

NOTE 4. INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventories consisted of the following:

	March 31, 2026	June 30, 2025
	(unaudited)
(in thousands)
Raw materials	$1,219	$1,407
Work in process	444	366
Finished goods	1,908	2,044
Total inventories	3,571	3,817
Allowance for inventory reserves	(232)	(232)
Total inventories, net of allowance	$3,339	$3,585

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, property and leasehold improvements at March 31, 2026 and June 30, 2025 consisted of the following:

	March 31, 2026	June 30, 2025	Estimated Useful Life
	(unaudited)
	(in thousands)
Factory equipment	$4,510	$4,465	2-10 years
Computer equipment and software	828	764	5-7 years
Office equipment and furniture	181	181	5-7 years
Leasehold improvements	475	475	6 years
Subtotal	5,994	5,885
Accumulated depreciation	(4,570)	(4,305)
Equipment and leasehold improvements, net	$1,424	$1,580

Depreciation expense was $80,902 and $106,517, respectively, for the three months ended March 31, 2026 and 2025 and for nine months ended March 31, 2026 and 2025 depreciation expense was $264,842 and $323,981 respectively

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months and nine months ended March 31, 2026 and 2025.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
	(unaudited)
	(in thousands)
Accrued compensation	$608	$383
Accrued expenses and interest	171	170
Other accrued liabilities	$779	$553

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at March 31, 2026 and June 30, 2025 consisted of the following:

	March 31, 2026	June 30, 2025
	(unaudited)
Current debt:	(in thousands)
Line of credit (Note 10)	$1,279	$1,096
Unsecured notes payable (Note 8)	-	200
Secured notes payable (Note 8A)	340	344
Current portion of equipment notes payable (Note 12)	171	286
Current portion of finance leases payable (Note 12)	27	23
Total current debt	$1,817	$1,949

Long-term debt:
Unsecured notes payable (Note 8)	$400	$200
Secured notes payable (Note 8A)	-	109
Finance leases payable (Note 12)	75	66
Equipment notes payable (Note 12)	112	159
Unsecured lines of credit (Note 11)	47	52
Notes payable – related party (Note 9)	116	116
Total long-term debt	$750	$702

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at March 31, 2026 and June 30, 2025 consisted of the following:

	March 31, 2026	June 30, 2025
	(unaudited)
Current debt:
13.5% Unsecured note, interest only, due July 31, 2025(3)	$-	$100
13.5% Unsecured note, interest only, due October 31, 2025(1)	-	100
Total current debt	$-	$200

Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2027 (3)	$100	$-
13.5% Unsecured note, interest only, due October 31, 2027 (1)	100	-
13.5% Unsecured note, interest only, due April 30, 2027 (2)	200	200
Total long-term debt	$400	$200
Total unsecured notes payable	$400	$400

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

NOTE 8A. SECURED NOTES PAYABLE

Secured notes payable at March 31, 2026 and June 30, 2025 consisted of the following:

	March 31, 2026	June 30, 2025
	(unaudited)
	(in thousands)
Secured notes payable to third party, with 18% interest, due February 1, 2027 (1)	126	121
Secured notes payable to third party, with 19.2% interest, due July 3, 2026 (2)	72	223
Secured notes payable to third party, with 19.2% interest, due October 23, 2026 (3)	142	-
Total current secured notes payable	$340	$344

Secured notes payable to third party, with 18% interest, due February 1, 2027 (1)	-	93
Secured notes payable to third party, with 19.2% interest, due July 3, 2026 (2)	-	16
Secured notes payable to third party, with 19.2% interest, due October 23, 2026 (3)	-	-
Total long-term secured notes payable	$-	$109
Total secured notes payable	$340	$453

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

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at March 31, 2026 and June 30, 2025 consisted of the following:

	March 31, 2026	June 30, 2025
	(unaudited)
	(in thousands)

Unsecured note payable to an officer, with interest at 6.75%, due on July 1, 2027	$40	$40
Unsecured note payable to an officer, with interest at 6.75%, due on July 1, 2027	76	76
Total unsecured notes payable	116	116
Less: current portion	-	-
Long-term unsecured notes payable	$116	$116

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

The Company’s CEO and principal shareholder, Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 13). On March 31, 2026 and June 30, 2025, the balance owed under this line of credit was $1,279,126 and $1,096,403. As of March 31, 2026, the Company was current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINE OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 12% as of March 31, 2026 and was 13.2% as of June 30, 2025. The aggregate amount owed on the unsecured line of credit was $47,022 at March 31, 2026 and $52,144 at June 30, 2025.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under a non-cancelable operating lease, which now expires June 30, 2030. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date of November 7, 2025, based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At March 31, 2026, the weighted average remaining lease term for the lease renewal is 4.25 years, and the weighted average discount rate is 3.7%. In addition to the rent payment, the Company pays a proportionate share of operating costs, taxes, and insurance costs. The cost for these additional rent expenses for the three and nine months ending March 31, 2026 were $70,263 and $214,092, respectively. These costs for the three and nine months ending March 31, 2025 were $77,550 and $183,534, respectively. Supplemental balance sheet information related to leases as of March 31, 2026 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$3,398

Current lease liabilities	Operating lease liabilities	$544
Non-current lease liabilities	Long-term operating lease liabilities	2,937
Total lease liabilities		$3,481

Maturities of lease liabilities at March 31, 2026 are as follows:

Payments	(in thousands)
2027	$662
2028	752
2029	1,037
2030	1,073
2031	276
Total undiscounted lease payment	$3,800
Less: Present value discount	(319)
Total lease liability balance	$3,481

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes have a total cost of $1,021,649. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 6.75% to 11.6%.

On March 20, 2026, the Company acquired equipment valued at $21,812 through a note payable. The note is for 36 months with monthly payments of $720.31 at an interest rate of 11.6% APR.

The following is an analysis of the minimum future equipment note payable payments subsequent to March 31, 2026:

Years ending March 31,	(in thousands)
2027	$171
2028	87
2029	85
Future Minimum Note Payable Payments	$283
Current Portion	(171)
Long-Term Obligations under Equipment Notes Payable	$112

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $132,975 These assets are included in the finance lease and include production equipment.

On March 15, 2024, the Company entered into a finance lease agreement in the amount of $63,948 with monthly payments of $1,459 with 60-month term at an imputed rate of 8.90%.

On June 3, 2024, the Company entered into a finance lease agreement in the amount of $39,972 with monthly payments of $836 with 60-month term at an imputed rate of 7.80%.

One March 20, 2026, the Company entered into a finance lease agreement in the amount of $29,350 with monthly payments of $666 with a 48 month term at an imputed rate of 5.99%.

At March 31, 2026, the weighted average remaining lease term is 3.4 years, and the weighted average discount rate is 7.3%

The following is an analysis of the minimum finance lease payable payments subsequent to March 31, 2026:

Year ending March 31,	(in thousands)
2027	35
2028	34
2029	34
2030	9
Future Minimum Finance Lease Payable Payments	$112
Less Amount Representing Interest	(10)
Present Value of Minimum Finance Lease Payable Payments	102
Less Current Portion	(27)
Long-Term Obligations under Finance Lease Payable	$75

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

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the three and nine months ended March 31, 2026 was accrued by the Company at the prevailing prime rate (currently 6.75%) and totaled $1,265 and $4,011 and for the three and nine months ending March 31, 2025 was accrued by the Company at the prevailing prime rate (7.5%) and totaled $1,405 and $4,534. The accrued interest on the note as of March 31, 2026 and June 30, 2025, was $51,026 and $47,015, respectively. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, the Company’s CEO loaned the Company $40,000 (see Note 9). The Company accrued interest on the note during the three and nine months ending March 31, 2026, at the prevailing prime rate (currently 6.75%) and totaled $666 and $2,111 for the three and nine months ending March 31, 2025 at the prevailing prime rate (7.5%) and totaled $740 and $2,386. The accrued interest on the note as of March 31, 2026, and June 30, 2025, was $12,745 and $10,634, respectively. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit). In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On March 31, 2026, the balance owed under this line of credit was $1,279,126.

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

The Company has drawn a cash advance on one unsecured lines of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $47,022 at March 31, 2026 and $52,144 at June 30, 2025 (see Note 11). The loan is personally guaranteed by the Company’s CEO.

NOTE 14. STOCKHOLDERS’ EQUITY

Options

The Company’s 2015 Stock Option Plan (the “2015 Plan”), which was shareholder-approved and under which 1,700,000 shares were reserved for issuance, terminated on August 31, 2025. Grants under the 2015 Plan remain outstanding as of March 31, 2026 pursuant to the terms of such grants.

The following table summarizes the Company’s stock option activities during the nine months ended March 31, 2026 and 2025:

	Number of shares of underlying outstanding option	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Intrinsic Value
Option Outstanding as of June 30, 2024	1,350,000	3.0	$0.12	$21,000
Granted	200,000	-	0.08	-
Exercised	(300,000)	-	0.03	(15,000)
Forfeited or expired	(100,000)	-	0.02	$(6,000)
Options Outstanding as of March 31, 2025	1,150,000	2.7	$0.14	$-

Option Outstanding as of June 30, 2025	1,200,000	2.3	$0.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Options Outstanding as of March 31, 2026	1,200,000	1.3	$0.14	$-
Options Exercisable as of March 31, 2026	750,000	1.3	$0.16	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.03 for such day.

There were no stock options exercised during the nine months ended March 31, 2026 and 300,000 options exercised during the nine months ended March 31, 2025. The 300,000 options exercised were a cashless exercise which resulted in a net exercise amount 286,385 stock options during the three and nine months ended March 31, 2025.

During the three and nine months ending March 31, 2026, no options expired. There were no options that expired during the three and nine months ending March 31, 2025.

There were no stock options granted during the three and nine months ended March 31, 2026. There were 200,000 stock options granted during the nine months ended March 31, 2025.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2026:

	Outstanding Options			Exercisable
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Options Number of Shares	Weighted Average Price

$0.02 to $0.03	-	-	-	-	-
$0.04 to $0.10	450,000	3.2	$0.08	150,000	$0.08
$0.15 to $0.20	700,000	0.9	$0.16	550,000	$0.16
$0.30	50,000	0.4	$0.30	50,000	$0.30
Total stock options	1,200,000	1.8	$0.14	750,000	$0.16

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

Stock option-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025 is based on awards ultimately expected to vest and is reduced for estimated forfeitures.

The following table summarizes stock option-based compensation expense by line item in the Consolidated Statements of Operations, all relating to the Plans:

	Three Months		Nine Months
	Ending March 31,		Ending March 31,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Cost of Goods Sold	$0	$1	$0	$2
Other Selling and Marketing	4	5	12	15
General and Administrative	4	3	13	9
Total Stock-based Compensation Expense	$8	$9	$25	$26

As of March 31, 2026, the Company’s total unrecognized compensation cost was $20,208 which will be recognized over the weighted average vesting period of approximately twenty-four months.

Warrants

As of March 31, 2026 and 2025, there were no warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at March 31, 2026 and June 30, 2025. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred shareholder dividend rights. The Company does not intend to authorize any dividends at this time. At March 31, 2026, the Company had reserved the following shares of common stock for issuance:

March 31,
2026
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net sales	100%	100%	100%	100%
Cost of goods sold	72%	73%	73%	73%
Gross profit	28%	27%	27%	27%
Operating Expenses	25%	27%	25%	26%
Income from operations	3%	0%	2%	1%

Three and Nine Months Ended March 31, 2026 Compared to Three and Nine Months Ended March 31, 2025

Net sales. Sales for the three and nine months ended March 31, 2026, were approximately $6,500,000 and $19,200,000, respectively. For the three month period ended March 31, 2026, this was a 12% increase from the same period the prior year. For the nine month period ended March 31, 2026, this was a 2.6% increase from the comparable prior year period. The major components of net sales by segment are as follows:

•

Direct sales – Sales through our branded websites increased $367,000, or 19.5%, during the three month ended March 31, 2026, from the comparable prior year period, due primarily to stronger sales through our Liberator website. For the nine months ended March 31, 2026, our branded websites increased $577,000 or 9.5% compared to the same period the prior year. This was the result of increased marketing focus on higher return channels.

•

Wholesale sales – For the three months ended March 31, 2026, sales to our wholesale customers were $4,304,000, up 8.4% from the same period in the prior year. Our wholesale channels continue to experience significant competition from low-cost international manufacturers which eroded our sales at several online retailers.  We continue to add more distribution points both domestically and internationally. This strategy has shown effective in addressing these adverse market conditions. For the nine month period ending March 31, 2026, sales in this channel were down 1% to $12.6 million compared to the same period in the prior year.

Gross margin. Gross profit, derived from net sales less the cost of goods sold, includes the cost of materials, direct labor, manufacturing overhead, freight costs, and royalties. For the three and nine months ended March 31, 2026 gross profit margin, as a percentage of sales, was 28% and 27% respectively. For the three and nine months ended March 31, 2025, gross margin was 27% and 27%, respectively. We have been able to maintain Gross Margin, even though shipping costs and tariff costs have increased this fiscal year, due to the change in sale channel mix and improved raw material sourcing from international vendors.

Operating expenses. Total operating expenses for the three months ended March 31, 2026 were approximately 25% of net sales, or approximately $1,609,000 compared to 27% of net sales, or approximately $1,603,000 for the same period in the prior year. For the nine months ended March 31, 2026, operating expenses were $4,895,000, which is a decrease of 0.8% compared to the same period in the prior year. Reductions in headcount and other overhead expenses were somewhat offset by the increase in rent expense related to the new operating lease.

Other income (expense). Interest expense increased to approximately ($102,000) in the third quarter of fiscal 2026 from approximately ($87,500) in the third quarter of fiscal 2025. The increase was primarily due to the issuance of short term notes payable during the nine months ended March 31, 2026 to fund working capital and inventory needs.

Net Income. For the three months ended March 31, 2026, we had a net income of $174,000 as compared to net loss of ($86,650) for the three months ended March 31, 2025. The increase in net income is a result of stronger sales, improved gross margin, and minimal increase in operating expenses. For the nine months ended March 31, 2026, the company had a net loss of ($724,000) compared to a net loss of ($104,000) for the same period in the prior year. The increase in net loss was due to the recognition of a deferred tax liability related to the new operating lease entered into in November 2025 for the manufacturing facility.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows:

	Nine months Ended
	March 31,
Cash flow data:	2026	2025
	(Unaudited)
	(Dollars in thousands)
Cash provided by operating activities	$690	$203
Cash used in investing activities	$(109)	$(34)
Cash used in financing activities	$(86)	$(87)

As of March 31, 2026, the Company’s cash and cash equivalents totaled $1,229,719, compared to $734,910 in cash and cash equivalents as of June 30, 2025. The impact of increased tariffs for raw materials and finished goods may have an adverse effect on the future cash position of the Company. Our direct exposure to tariff fees is limited, and we are sourcing goods and materials from lower tariff countries. However, indirectly, the goods and materials we purchase domestically may increase prices to us as tariffs impact them. Therefore, we may need to raise prices and offset this increase in the future.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company’s principal sources of liquidity are the Company’s cash flow that the Company generates from its operations, availability of borrowings under its line of credit and cash raised through debt financings.

Operating Activities

During the nine months ended March 31, 2026, net cash provided by operating activities was $690,000 compared to the nine months ended March 31, 2025 in which net cash provided by operating activities was $203,000. The primary components of the cash provided by operating activities in the current year are the decrease in Inventory of $ 246,119. This was mostly offset by decrease in accounts payable of $122,583 and an increase in accrued payroll of $225,500. Increase in accrued payroll was due to timing of the quarter.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2026 was $109,000 compared to a use of $34,000 during the nine months ended March 31, 2025. The company entered into a finance lease  and an equipment loan for purchasing factory equipment, one for $29,350 and one for $21,812, respectively.

Financing Activities

Cash provided by (used in) financing activities during the nine months ended March 31, 2026 and March 31, 2025 of $(86,000) and $(87,000) respectively is primarily attributable to the repayment of the secured and unsecured notes payable and payments made on equipment notes offset by the addition of secured notes payable.

Non-GAAP Financial Measures

Reconciliation of net income to Adjusted EBITDA for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31
	2026	2025
	(in thousands)
Net income (loss)	$174	$(88)
Plus interest expense, financing costs and income tax	103	88
Plus depreciation and amortization expense	81	107
Plus stock-based compensation expense	8	9
Plus income tax provision	(49)	0
Adjusted EBITDA	$317	$116

	Nine Months Ended
	March 31
	2026	2025
	(in thousands)
Net loss	$(724)	$(105)
Plus interest expense, financing costs and income tax	358	269
Plus depreciation and amortization expense	265	322
Plus stock-based compensation expense	25	26
Plus income tax provision	764	0
Adjusted EBITDA	$688	$512

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

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance sheet arrangements. Accordingly, the Company’s liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2026, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 1A. RISK FACTORS

In addition to the disclosure below, we incorporate by reference the risk factors disclosed in our 2025 10-K. See also “Liquidity and Capital Resources” above.

Continued threats of international tariffs may have an adverse impact on our business.

We rely on suppliers for purchasing the raw materials used in the manufacture and production of our goods. In fiscal year 2025 and the nine months ending March 31, 2026, approximately 20% and 12%, respectively, of our materials were sourced from foreign suppliers, including 13% and 10% in fiscal year 2025 and the nine months ended March 31, 2025, respectively, from China. The Trump Administration has imposed steep tariffs on the import of goods from several countries from which we purchase raw materials and finished goods. This increase in tariffs could adversely affect our business and our results of operations. On February 20, 2026, the US Supreme Court ruled that major tariffs imposed by the Trump Administration were unlawful. The Company is evaluating applying for refunds through the Customers and Border Protection portal. However, if future tariffs or any additional costs or restrictions are imposed on imported materials that may lead to an increase in our prices which could harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities during the nine months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Auditor Firm ID for the Company’s external auditors, EC Barrett, LLC, is 287.

During the fiscal quarter ended March 31, 2026 no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

LUVU BRANDS, INC.
(Registrant)

May 15, 2026	By:	/s/ Louis S. Friedman
(Date)		Louis S. Friedman
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2026	By:	/s/ Christopher Knauf
(Date)		Christopher Knauf
Chief Financial Officer (Principal Financial & Accounting Officer)

