Form 10-K
period 2026-06-30
Luvu Brands, Inc.
filed 2026-09-29
CIK 1374567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non−affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, on December 31, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, was $2,305,021.

The number of shares of Common Stock, $.01 par value, outstanding as of the close of business on September 29, 2026 was 76,834,057.

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

Luvu Brands, Inc.

i

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) for Luvu Brands, Inc. (“Luvu Brands” the “Company” “we” “our” or “us”) may contain forward-looking statements, which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. . Forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties, and the accuracy of assumptions concerning the Company, the performance of the industry in which they do business, and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance. You should not place undue reliance on forward-looking statements.

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

 These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations, which are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•	Continued uncertainty as to whether fuel costs will drive further inflation in coming years could put additional stress on consumer spending;

•	Competition from other websites, including Amazon, mass market and specialty e-tailers, and sexual wellness retailers and adult-oriented websites;

•	Our ability to satisfy, extend, renew, or refinance our existing debt;

•	The loss of one or more significant customers;

•	Our ability to generate significant sales revenue from internet, print, and podcast advertising;

•	Our plan to make continued investments in advertising and marketing;

•	Our ability to protect our trademarks, brand image, or other intellectual property rights;

•	Any decline in consumer spending, including due to negative impact from economic conditions;

•	Our ability to successfully adapt to consumer shopping preferences;

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

The Company’s e-commerce websites include liberator.com, jaxxliving.com, and avanacomfort.com.

Unless the context requires otherwise, all references in this report to the “Company,” “Luvu Brands,” “we,” “our,” and “us” refers to Luvu Brands, Inc. and its subsidiaries.

Our executive offices are located at 2745 Bankers Industrial Dr., Atlanta, GA 30360; our telephone number is +1-770-246-6400.

Our corporate website is www.LuvuBrands.com. We make available copies of Luvu Brands’ documents, news releases, and our filings with the U.S. Securities and Exchange Commission, also known as the “SEC”, including financial statements.

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

•	Manufacturing. To improve our business results, we constantly look for ways to manage the impact of rising raw material and labor costs by improving the productivity and efficiency of our manufacturing processes. As demand for certain high-volume products continues to increase, we plan to shift more production to low cost international manufacturers.

•	Sustainability. We believe that sustainable operations are both financially and operationally beneficial to our business and critical to our future success. We are acutely focused on waste reduction efforts: repurposing 98% of our foam trim to other products, compressing all of our foam products to reduce freight costs and corrugated use, improving manufacturing processes to reduce waste overall, finding new ways to repurpose certain waste streams and establishing local recycling partnerships to divert waste from landfills.

•	Eco-Packaging. We maintain vacuum-compressed packaging to reduce our carbon footprint, make our products more convenient for the consumer and easier to display for the retailer, and reduce our outbound shipping costs.

•	Wholesale Operations. Our goal is to increase consumer demand through advertising and public relations while our wholesale operations expand our offering to distributors, retailers, and e-tailers across every channel of adult, mass market, drug, and specialty accounts. For wholesalers thinking about adding Sexual Wellness products to their retail or online store, our Liberator product line is typically one of the first “safer” products presented, as it can be promoted as an assistive aid to sexual positioning. As the mainstream demand for Sexual Wellness products grows, our sales staff is training and educating new resellers on how to get started in this category. For retail display, we offer mainstream packaging in a variety of sizes and price points to meet their customers’ particular demographics. We offer all our brands for sale through various e-tailers, and for these customers, we maintain brand continuity by providing rich product content, photography and instructional videos for use on their websites. We also provide fulfillment services and can drop-ship orders directly to their customer, frequently the same day the order is received.

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

The Jaxx indoor beanbag collection includes an offering of adult and children size beanbags in a variety of fabrics, faux-furs and vinyl. The Jaxx product line also includes solid foam indoor furniture collections and outdoor furniture collections that use polystyrene bead filling. The Jaxx product line and accessory products are sold through the following wholesale channels: (1) modern furniture e-tailers, (2) mass marketers, (3) specialty retailers, (4) interior designers, (5) schools and daycare centers, and (6) retail furniture stores. We also offer Jaxx private label and custom designs for large regional and national furniture chains through our Foamlabs brand. The Company also owns and manages a website under the URL www.JaxxLiving.com for direct-to-consumer sales of Jaxx products.

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

Jaxxliving.com offers a collection of contemporary indoor and outdoor fashion seating, daybeds, children’s play couches and modular Panelist wall mounted headboards.

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

Changes in U.S. trade policy, including tariffs on certain goods imported into the United States from international suppliers had increased the costs of certain raw materials, parts or components used in our products. Such increases did not materially affect our sales and our business. However, due to the increases in shipping costs related to spikes in fuel cost, we increased the selling prices of our products.

Major Customers

Sales to (and through) Amazon accounted for 36% of our net sales during the year ended June 30, 2026 and 34% of our net sales for the year ended June 30, 2025. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

For the Liberator e-commerce website, other competitive factors include the effectiveness of our electronic customer mailing lists, maintaining natural search listing, advertising response rates, website design and functionality. The broad range of designs, color choice, fabrics and accessories that we offer helps us to differentiate ourselves and allows us to compete favorably against many other adult or sexual wellness websites. Liberator.com also competes against numerous mainstream websites, many of which have a greater volume of web traffic, greater financial strength and marketing resources.

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

Human Capital and Resources

As of June 30, 2026, we had 189 full time employees and 1 part time employee. The Company’s employment levels may change seasonally based on current and anticipated order levels. Additional staffing is typically required to support the peak holiday period through Valentine’s Day. None of our employees are represented by a union. We have had no labor-related work stoppages, and we believe our relationships with our employees are good. Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, involved in purpose-driven, meaningful work, and have opportunities for growth and development. We are committed to creating and maintaining a work environment where employees are treated with respect and dignity. We value our diverse employees and provide career and professional development opportunities that foster the success of our company. An effective approach to human capital management requires that we invest in talent, development, culture, and employee engagement. We aim to create an environment where our employees are encouraged to contribute positively and fulfill their potential. We emphasize our core values of innovation, encouragement, motivation, and curiosity with our employees to instill our culture and create an environment of growth and positivity.

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

We have been adversely affected by increases in raw material and shipping costs related to increases in fuel cost.

We have experienced increased raw material and shipping costs as higher fuel costs, including those associated with the war in Iran, have raised transportation, logistics, and supplier costs across our supply chain. These increases have adversely affected our overall cost structure, liquidity, business, financial condition, and results of operations. We were unable to fully absorb these higher costs through operating efficiencies or other cost-reduction measures and, as a result, were forced to pass a portion of these increased costs on to customers through higher selling prices. Additional increases in fuel, raw material, labor, or shipping costs, or any supply shortages or related disruptions, could further increase our costs and may negatively affect demand for our products, market sentiment, operating income, and results of operations. If we are unable to take effective measures in a timely manner to mitigate these cost pressures, our business, financial condition, and results of operations could be adversely affected.

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

We are dependent on our suppliers and do not have supply agreements with our manufacturers. Events adversely affecting our suppliers, manufacturers and contractors would adversely affect us.

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

Our Board currently consists of a single director, and we are substantially dependent upon our Chief Executive Officer and controlling shareholder.

Louis Friedman is CEO, President, Chairman/sole director and controlling shareholder. Consequently, Board oversight is concentrated. There are no independent directors; no Audit/Compensation/Nominating Committees, and no audit committee financial expert. The death, incapacity, resignation or unavailability of Mr. Friedman could materially disrupt governance and operations.

Our controlling shareholder has the ability to determine the outcome of matters submitted to shareholders.

Mr. Friedman owns the Series A convertible preferred shares described herein. Because of his voting power, minority/common holders may be unable to:

•	elect directors opposed by Mr. Friedman;
•	approve transactions Mr. Friedman opposes;
•	prevent transactions Mr. Friedman supports where majority voting is sufficient; and
•	cause a change in control.

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

Governance.

Our board of directors plays an active role in overseeing the company’s approach to managing cybersecurity risks. The board receives regular updates from senior management regarding the company’s cybersecurity strategy, potential risks, and any incidents that may arise. These updates ensure that the board remains informed and able to provide guidance on cybersecurity matters.

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

ITEM 2. Properties.

We are headquartered in Atlanta, Georgia at 2745 Bankers Industrial Drive, Atlanta, GA 30360. We lease a 140,000 square feet building on eight acres, which we believe allows for expansion when needed. Our facility houses manufacturing, distribution and fulfillment, call center, in-house advertising and creative departments, product design group, and administrative offices. On November 7, 2025, the Company entered into an agreement with its landlord on a lease for its then current facilities for 56 months, beginning November 7, 2025. The lease includes four months of rent abatement totaling $333,000 beginning March 1, 2027. Under the lease, the monthly rent on the facility will be $58,053 with annual escalations of 3% to February 2027 at $61,605. From March 1, 2027, the monthly rent will increase to $83,250 with 3.5% annual increases with the final 4 months of the lease ending at $92,241. In addition, the Company will pay the landlord proportional share of project expenses and taxes estimated at $23,421 per month. The rent expense for the twelve months ended June 30, 2026 was $728,419. The rent expense for the twelve months ended June 30, 2025 was $652,752.

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

ITEM 4. Mine Safety Disclosures.

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock trades on the OTCQB Tier of the OTC Markets under the symbol “LUVU”. On September 28, 2026, the last sale price of the Common Stock, as reported on the OTCQB, was $0.03 per share. The following table sets forth for the periods indicated, high and low bid prices of the Common Stock as reported by the OTCQB. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2026	HIGH	LOW
Fourth Quarter	$0.04	$0.01
Third Quarter	$0.04	$0.02
Second Quarter	$0.05	$0.02
First Quarter	$0.05	$0.03

Fiscal Year Ended June 30, 2025	HIGH	LOW
Fourth Quarter	$0.06	$0.03
Third Quarter	$0.07	$0.04
Second Quarter	$0.07	$0.05
First Quarter	$0.09	$0.05

Stockholders

As of June 30, 2026, we had 89 stockholders of record of our common stock. This amount does not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED].

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2026, and 2025 and should be read in conjunction with our financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is “forward-looking statements.” Statements that are not historical and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Results of Operations

Overview

The following table sets forth, for the periods indicated, information derived from our Consolidated Financial Statements, expressed as a percentage of net sales. The discussion that follows the table should be read in conjunction with our Consolidated Financial Statements.

	Year Ended
	June 30,
	2026	2025

Net sales	100.0%	100%
Cost of goods sold	68.5%	70.5%
Gross profit	31.5%	29.5%
Operating Expenses	28.3%	29.8%
Income from operations	3.2%	(0.3)%

Fiscal Year ended June 30, 2026 Compared to the Fiscal Year Ended June 30, 2025

Net Sales. Net sales grew 5.8% in fiscal 2026 compared to fiscal 2025. Our Direct to Consumer segment rose by $0.1 million, or 2%, compared to fiscal 2025, while our Wholesale segment rose by $1.3 million or 8%. Wholesale increase was related to the continued increase in our dropship network. The direct sales channel includes consumer sales via our three websites. The increase in this segment was driven by new marketing efforts from social media influencers and pay per click. The increase in wholesale sales was due to higher demand from our International and new customers. Fiscal 2025 net sales have been increased by $1,163,648 for third-party marketplace fulfillment fees now recorded in selling expense, as described in Note 2, and the growth rates above are presented on that comparable basis.

Gross profit. Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead, and depreciation. Total gross profit as a percentage of sales for the year ended June 30, 2026, increased to 31.5% from 29.5% in the prior year. Gross profit dollars increased to $8,613,562 from $7,633,516 in the prior year, representing a 12.8% increase. Fiscal 2025 gross profit and gross margin as presented reflect the $1,163,648 revision described in Note 2, and both years are presented on a comparable basis. The Company increased the Inventory Reserve by $68,598 to $300,877 which negatively impacted the Gross Profit for the year. The Company also continued to implement cost reduction strategies such as sourcing more raw materials from China and India, reducing warehouse and production headcounts, and system improvements to better forecast inventory requirements. The impact of import tariffs on raw materials may offset some of the savings from lower cost manufacturers and may impact our gross margin in the future. Gross margin during fiscal 2026 was also negatively affected by higher fuel, freight and raw material costs arising from the armed conflict involving Iran, which began during our third fiscal quarter and disrupted shipping through the Middle East. Benchmark crude oil prices rose sharply during that period and have remained volatile through the date of this report. The cost reduction initiatives described above, offset these higher input costs during fiscal 2026, and gross margin improved notwithstanding the cost pressure. Because a substantial portion of our raw materials is sourced from Asia, a prolonged conflict, further disruption to Middle East shipping lanes, or a sustained increase in fuel prices could raise our inbound freight and raw material costs faster than we are able to offset them and could adversely affect our gross margin, operating results and liquidity in fiscal 2027.

Operating expenses. Excluding depreciation expense, total operating expenses for the year ended June 30, 2026, were 27% of net sales, or $7,386,273, compared to 28% of net sales, or $7,274,981 for the year ended June 30, 2025. The 1.5% increase in operating expenses from the prior year was primarily due to higher selling expenses related increased payroll costs, partially offset by tighter cost controls for G&A expenses. Fiscal 2025 operating expenses include $1,163,648 of third-party marketplace fulfillment fees reclassified from net sales, as described in Note 2, so both years are presented on a comparable basis.

Other income (expense). Other expense increased to ($446,861) from expense of ($378,696) in the prior fiscal year. Increase was due to short term loan interest expense.

Income tax expense. Income tax expense was $674,636 for the fiscal year ended June 30, 2026, compared to $0 in the prior fiscal year. Fiscal 2026 income tax expense consisted of a deferred tax provision of approximately $719,000, partially offset by the reversal of approximately $44,000 of prior tax accruals after the Internal Revenue Service and the Georgia Department of Revenue accepted the related amended returns. The deferred tax provision principally reflects deferred tax liabilities associated with right-of-use assets, including those arising from the November 7, 2025 renewal of the operating lease for our manufacturing facility, and with property and equipment. Significant items in the reconciliation of income tax expense to the U.S. federal statutory rate included an increase in the valuation allowance of approximately $382,000, state and local income taxes of approximately $101,000, and a prior-period deferred tax adjustment of approximately $137,000. There was no current income tax provision in either fiscal yeart.

Net Income/ (Loss). We had a net loss from operations of ($245,718) or ($0.00) per diluted share, for the year ended June 30, 2026 compared with net loss from operations of ($448,659) or $0.00 per diluted share, for the year ended June 30, 2025. The decrease in loss is due to flat operating expenses and increased gross profit, which was mostly offset by the tax impact of the new operating lease for the facility.

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

	Twelve Months Ended			Twelve Months Ended
	June 30, 2026			June 30, 2025
(in thousands)	Direct to Consumer	Wholesale	Total	Direct to Consumer	Wholesale	Total
Revenues	$8,304	$19,060	$27,364	$8,155	$17,700	$25,855
Cost of Goods Sold	4,720	14,030	18,750	5,739	12,482	18,221
Other direct operating expenses (a)	1,251	2,706	3,957	1,203	2,569	3,772
Overhead expenses(b)			3,429			3,503
Operating income before depreciation	2,333	2,324	1,228	1,213	2,649	359
Interest income			(4)			(5)
Interest expense			451			377
Depreciation and amortization			352			428
Other expense, net			-			7
Income/(loss) from operations before income taxes	2,333	2,324	429	1,213	2,649	(448)
Reconciliation of operating income to adjusted operating income:
Operating income	2,333	2,324	1,225	1,213	2,649	359
Adjustments:
Share-based compensation expense			28			37
Adjusted operating income	$2,333	$2,324	$1,253	$1,213	$2,649	$396

(a)	Other direct operating expenses are directly attributable to the business segment, such as marketing, salaries, customer relationship expenses, and travel and entertainment expenses.
(b)	Overhead expenses are all non-direct expenses related to the operation of the business segment. It includes G&A, unallocated marketing expenses, facilities, product development, and depreciation.

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

Liquidity and Capital Resources

	Year ended
The following table summarizes our cash flows:	June 30,
	2026	2025
	(in thousands)
Cash flow data from continuing operations:
Cash provided/(used) by operating activities	$773	$(410)
Cash used in investing activities	$(29)	$(41)
Cash provided/(used) in financing activities	$(280)	$158

As of June 30, 2026, our cash and cash equivalents totaled $1,199,011 compared to $734,911 in cash and cash equivalents as of June 30, 2025.

Operating Activities

Net cash provided by operating activities was $773,000 for the year ended June 30, 2026 compared to cash used in operating activities of $410,000 in the prior year. The improvement was primarily attributable to increase in net sales, expansion of the gross margin, deferred tax expense and a reduction in inventory.

Investing Activities

Net cash used in investing activities was ($29,000) for the year ended June 30, 2026, compared to ($41,000) in the prior year. Cash used in investing activities was for expansion of the woodworking equipment. To expand the woodworking capabilities, a glue machine $5,000, joiner and planer $22,000.

Financing Activities

Net cash used in financing activities was ($280,000) for the year ended June 30, 2026, compared to net cash provided by financing activities of $158,000 in the prior year. Cash used in financing activities was primarily attributable to repayments of secured notes payable and equipment notes, partially offset by borrowings under the revolving line of credit and proceeds from a $250,000 secured note payable entered into in September 2025.

Capital Resources

We expect total capital expenditures for fiscal 2027 to be less than $100,000, funded primarily by equipment loans and, to a lesser extent, anticipated operating cash flows and borrowings under the line of credit with Advance Financial Corporation. This includes capital expenditure supporting our usual operations.

At June 30, 2026, the Company had working capital of $1,865,702, compared to $1,022,459 at June 30, 2025, an increase of $843,243. The Company believes that it has sufficient working capital to meet financial needs over the next twelve months.

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2026, we did not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

Allowance for Credit Losses

We sell certain products directly to consumers through third-party online marketplaces, including Amazon. We have evaluated these arrangements and determined that we are the principal, as we control the products before they are transferred to the customer, are primarily responsible for fulfilling the promise to provide the products, bear inventory risk, and have discretion in establishing pricing. Accordingly, revenue from these sales is recognized on a gross basis. Marketplace, referral, commission, fulfillment, shipping, and related fees associated with certain online sales, which were previously recorded as a reduction of net sales, are included in other sales and marketing expenses. Prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on operating income (loss), net income (loss), or cash flows.

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2026, we carried a valuation allowance of $1.9 million against our gross deferred tax assets.

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

In fiscal year 2026, we generated positive cash flow from operations compared to negative cash flow from operations in fiscal year 2025. If our long-term future results do not yield positive cash flows in excess of the carrying amount of our long-lived assets, we would anticipate possible future impairments of those assets.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information to make such estimates.

Non-GAAP Financial Measures

Reconciliation of net loss to Adjusted EBITDA for the years ended June 30, 2026 and 2025:

	Year Ended
	Jun-30
	2026	2025
	(in thousands)
Net income (loss)	$(246)	$(448)
Plus interest expense and financing costs	447	379
Plus depreciation and amortization expense	352	428
Plus stock-based compensation expense	28	36
Plus income tax provision	675	0
Adjusted EBITDA	$1,256	$395

As used herein, Adjusted EBITDA represents net income before interest income, interest expense and financing costs, depreciation, stock-based compensation and income taxes expense. We have excluded depreciation and stock-based compensation expenses because they are non-cash expenses that do not reflect the cash-based operations of the Company, and we have excluded interest income, interest expense and financing costs, and income taxes because they reflect our capital structure and tax position rather than our core operating performance. Adjusted EBITDA is a non-GAAP financial measure that is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income of the Company or net cash provided by operating activities.

Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income as determined in accordance with GAAP and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for stock-based compensation expense and loss on disposal of assets.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for a smaller reporting company.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Luvu Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Luvu Brands, Inc. and subsidiaries (the “Company”), as of June 30, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2024.

EC Barrott, LLC

Atlanta, Georgia

September 29, 2026

Luvu Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2026 and 2025

	June 30,	June 30,
	2026	2025
Assets:	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$1,199	$735
Accounts receivable, net of allowance for doubtful accounts and allowance for discounts and returns of $18 on June 30, 2026 and $34 on June 30, 2025	1,854	1,600
Inventories, net of allowance for inventory reserve of $301 on June 30, 2026 and $232 on June 30, 2025	3,631	3,585
Other current assets	77	108
Total current assets	6,761	6,028

Equipment, property and leasehold improvements, net	1,263	1,476
Finance lease assets, net	96	104
Operating lease assets	3,211	1,057
Other assets	76	96
Total assets	$11,407	$8,761

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,888	$1,858
Current debt	1,971	1,949
Other accrued liabilities	669	553
Operating lease liability	369	646
Total current liabilities	4,897	5,006

Noncurrent liabilities:
Deferred Tax Liability	842	119
Long-term debt	503	704
Long-term operating lease liability	2,964	513
Total noncurrent liabilities	4,309	1,336
Total liabilities	9,206	6,342
Commitments and contingencies (See Note 13)	—	—
Stockholders’ equity:
Preferred stock, 5,700,000 shares authorized, $0.0001 par value none issued and outstanding	—	—
Series A Convertible Preferred stock, 4,300,000 shares authorized $0.0001 par value, 4,300,000 shares issued and outstanding with a liquidation preference of $1,000 as of June 30, 2026 and June 30, 2025	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized, 76,834,057 and 76,834,057 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	766	766
Additional paid-in capital	6,317	6,289
Accumulated deficit	(4,882)	(4,636)
Total stockholders’ equity	2,201	2,419
Total liabilities and stockholders’ equity	$11,407	$8,761

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended June 30, 2026 and 2025

	Year Ended
	June 30,
	2026	2025
	(in thousands, except share data)

Net Sales	$27,364	$25,855
Cost of goods sold (excluding depreciation expense presented below)	18,750	18,221
Gross profit	8,614	7,634
Operating expenses:
Advertising and promotion	957	950
Other selling and marketing	2,999	2,808
General and administrative	3,430	3,517
Depreciation	352	428
Total operating expenses	7,738	7,703
Operating income/(loss)	876	(69)

Other income (expense):
Interest expense and financing costs	(447)	(372)
Disposal of property and equipment	-	(7)
Total other income (expense)	(447)	(379)
Income/(Loss) from operations before income taxes	429	(448)
Provision for income taxes	(675)	-
Net loss	$(246)	$(448)

Net loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Shares used in calculation of net loss per share:
Basic	76,834,057	76,834,057
Diluted	76,834,057	76,834,057

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2026 and June 30, 2025

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)
Ending balance, June 30, 2024	4,300,000	$0	76,547,672	$765	$6,253	($4,188)	$2,830
Stock-based compensation expense	-	-	-	-	36	-	36
Stock option exercises	-	-	286,385	1	-	-	1
Net loss	-	-	-	-	-	(448)	(448)
Ending balance, June 30, 2025	4,300,000	$0	76,834,057	$766	$6,289	($4,636)	$2,419

Ending balance, June 30, 2025	4,300,000	$0	76,834,057	$766	$6,289	($4,636)	$2,419
Stock-based compensation expense	-	-	-	-	28	-	28
Stock option exercises	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(246)	(246)
Ending balance, June 30, 2026	4,300,000	$0	76,834,057	$766	$6,317	($4,882)	$2,201

Luvu Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2026 and 2025

	2026	2025
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(246)	$(448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	352	428
Deferred tax expense	675	-
Refund from State income taxes	4	-
Reversal of prior year tax accrual	44	-
Stock-based compensation expense	28	36
Provision for bad debt	(17)	24
Provision for inventory reserves	69	18
Loss on sale of property and equipment	-	7
Change in operating assets and liabilities:
Accounts receivable	(237)	(562)
Inventory	(114)	(316)
Operating lease liability	(1,605)	(521)
Amortization of operating lease asset	1,626	488
Prepaid expenses and other current assets	31	32
Other Assets	20	-
Accounts payable	27	359
Other accrued liabilities	116	45
Net cash provided by (used in) operating activities	$773	$(410)

INVESTING ACTIVITIES:
Investment in equipment, software and leasehold improvements	$(29)	$(41)
Net cash used in investing activities	$(29)	$(41)

FINANCING ACTIVITIES:
Borrowing under revolving line of credit	$312	$52
Proceeds from unsecured line of credit	-	52
Repayment of unsecured line of credit	(7)	-
Proceeds from secured notes payable	250	500
Repayment of secured notes payable	(522)	(46)
Payments on equipment notes	(290)	(377)
Principal payments on capital leases	(23)	(23)
Net cash (used in) provided by financing activities	$(280)	$158
Net increase (decease) in cash and cash equivalents	464	(293)
Cash and cash equivalents at beginning of period	$735	$1,028
Cash and cash equivalents at end of period	$1,199	$735

Supplemental Disclosure of Cash Flow Information:
Non cash item:
Execution of lease modification with right-of-use asset and lease liability	$3,779	$-
Equipment purchase financed	$72	$-
Finance lease executed	$29	$-
Cash paid during the year for:
Interest	$443	$368
State income tax refund	$(4)	$-

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

Sales are generated through internet, print advertisements, and social marketing. We have a diversified customer base with only one customer accounting for 36% in fiscal 2026 and 34% in fiscal 2025 of consolidated net sales and no particular concentration of credit risk in one customer type.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

These consolidated financial statements include the accounts and operations of our wholly owned operating subsidiaries, OneUp and Foam Labs. Intercompany accounts and transactions have been eliminated in consolidation. During fiscal 2026, the Company determined that fees charged by Amazon online marketplace for order fulfillment, storage and related logistics services had been presented as a reduction of net sales in fiscal 2025. These fees are paid in exchange for distinct fulfillment and logistics services that the marketplace provides to the Company and are recorded as an operating expense. Accordingly, the fiscal 2025 comparative amounts have been revised to increase net sales and gross profit by $1,163,648 and to increase selling expense and total operating expenses by the same amount. Management evaluated the misstatement, including the quantitative and qualitative factors described in SEC Staff Accounting Bulletin No. 99, and concluded that it was not material to the fiscal 2025 consolidated financial statements. The revision had no effect on income from operations, net loss, net loss per share, total assets, total liabilities, shareholders’ equity or cash flows for any period presented. Certain other prior period amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The effect of the revision on the consolidated statement of operations for the year ended June 30, 2025 is as follows (in thousands):

(in thousands)	As Previously Reported	Adjustment	As Revised
Net sales	$24,691	$1,164	$25,855
Cost of goods sold	18,221	—	18,221
Gross profit	6,470	1,164	7,634
Other selling and marketing	1,644	1,164	2,808
Total operating expenses	6,539	1,164	7,703
Operating loss	(69)	—	(69)
Net loss	$(448)	$—	$(448)

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. We have elected to exclude sales, use and similar taxes from the measurement of the transaction price. The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider the customer’s ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. We sell certain products directly to consumers through third-party online marketplaces, including Amazon. We have evaluated these arrangements and determined that we are the principal, as we control the products before they are transferred to the customer, are primarily responsible for fulfilling the promise to provide the products, bear inventory risk, and have discretion in establishing pricing. Accordingly, revenue from these sales is recognized on a gross basis. Marketplace, referral, commission, fulfillment, shipping, and related fees associated with certain online sales are included in other selling and marketing expenses and are not netted against net sales. Prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on operating income (loss), net income (loss), or cash flows.

Deferred revenues

Deferred revenues are recorded when the Company has received consideration (i.e. advance payment) before satisfying its performance obligations. Deferred revenues primarily relate to gift cards purchased but not used, prior to the end of the fiscal period. Our total deferred revenue as of June 30, 2026 and June 30, 2025 was $ 69,339 and $1,700, respectively, and was included in “Other accrued liabilities” on our consolidated balance sheets.

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

Allowance for Credit Loss

The allowance for credit losses reflects management’s estimate of expected credit losses over the contractual life of the accounts receivable balance, measured in accordance with ASC 326. The Company determines the allowance based on historical loss experience, specifically identified nonpaying accounts, and current conditions as of the balance sheet date. The Company reviews its allowance for credit losses monthly, focusing on significant individual past due balances over 90 days. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

The following is a summary of Accounts Receivable as of June 30, 2026 and June 30, 2025.

	June 30, 2026	June 30, 2025
	(in thousands)
Accounts receivable	$1,872	$1,634
Allowance for credit losses	(18)	(34)
Allowance for discounts and returns	—	—
Total accounts receivable, net	$1,854	$1,600

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

As of June 30, 2026, the Company had net accounts receivable totaling $1.85 million. Based on historical loss experience and current conditions, the Company had an allowance for credit losses of $18,000. The Company believes this estimate reasonably reflects expected losses given the short-term nature of the asset and the stability of current economic conditions.

The Company will continue to monitor credit risk and adjust its allowance methodology as necessary. No significant changes to the allowance methodology were made during the fiscal year.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Net realizable value is defined as sales price less cost to dispose of and a normal profit margin. Inventory costs include materials, labor, depreciation and overhead. The Company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions.

Concentration of Credit Risk

The Company maintains its cash accounts with two banks located in Georgia. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit at June 30, 2026 and 2025 that exceeded the balance insured by the FDIC by $943,647 and $545,634, respectively. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in North America and Europe.

During 2026, we purchased 23% of total inventory purchases from one vendor.

During 2025, we purchased 27% of total inventory purchases from one vendor.

As of June 30, 2026, two of the Company’s customers represent 47% and 11% of the total accounts receivables, respectively. As of June 30, 2025, two of the Company’s customers represent 19% and 15% of the total accounts receivable, respectively. Sales to (and through) Amazon accounted for 36% and 34% of our net sales during each of the years ended June 30, 2026 and June 30, 2025 respectively.

Fair Value of Financial Instruments

At June 30, 2026 and 2025, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and other long-term debt.

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

Advertising Costs

Advertising costs are expensed when the advertisements are first aired or distributed to the public. Prepaid advertising (included in prepaid expenses) was $0 on June 30, 2026, and $0 on June 30, 2025. Advertising expense for the years ended June 30, 2026, and 2025 was $957,274 and $950,071, respectively.

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development (included in general and administrative expense) totaled $147,641 for the year ended June 30, 2026 and $167,252 for the year ended June 30, 2025.

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

Operating Leases

On November 7, 2025, the Company entered into an agreement with its landlord on a lease for its then current facilities for 56 months, beginning November 7, 2025. The lease includes four months of rent abatement totaling $333,000 beginning March 1, 2027. Under the lease, the monthly rent on the facility will be $58,053 with annual escalations of 3% to February 2027 at $61,605. From March 1, 2027, the monthly rent will increase to $83,250 with 3.5% annual increases with the final 4 months of the lease ending at $92,241. In addition, the Company will pay the landlord proportional share of project expenses and taxes estimated at $23,421 per month. The rent expense for the years ended June 30, 2026 and June 30, 2025 was $728,419 and $652,752 respectively.

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

Segmentation Information

The Company has identified two reportable sales segmentations: Direct to Consumer and Wholesale. Direct to Consumer includes product sales through the Company’s three e-commerce sites. Wholesale includes Liberator, Jaxx, and Avana branded products sold to distributors and retailers, purchased products sold to retailers, and private label items sold to other resellers. The Company’s chief operating decision maker (“CODM”) is Louis Friedman, the Company’s Chief Executive Officer. The CODM uses the segment information presented below to allocate resources and make investment decisions for each segment.

Information as to the operations of the Company’s reportable segments is set forth below.

	Twelve Months Ended			Twelve Months Ended
	June 30, 2026			June 30, 2025
(in thousands)	Direct to Consumer	Wholesale	Total	Direct to Consumer	Wholesale	Total
Revenues	$8,304	$19,060	$27,364	$8,155	$17,700	$25,855
Cost of Goods Sold	4,720	14,030	18,750	5,739	12,482	18,221
Other direct operating expenses (a)	1,251	2,706	3,957	1,203	2,569	3,772
Overhead expenses(b)			3,432			3,503
Operating income before depreciation	2,333	2,324	1,225	1,213	2,649	359
Interest income			(7)			(5)
Interest expense			451			377
Depreciation and amortization			352			428
Other expense, net			-			7
Income/(loss) from operations before income taxes	2,333	2,324	429	1,213	2,649	(448)
Reconciliation of operating income to adjusted operating income:
Operating income	2,333	2,324	1,225	1,213	2,649	359
Adjustments:
Share-based compensation expense			28			37
Adjusted operating income	$2,333	$2,324	$1,253	$1,213	$2,649	$396

(a)	Other direct operating expenses are directly attributable to the business segment, such as marketing, salaries, customer relationship expenses, and travel and entertainment expenses.

(b)	Overhead expenses are all non-direct expenses related to the operation of the business segment. It includes G&A, unallocated marketing expenses, facilities, product development, and depreciation.

Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies issue new accounting pronouncements that are adopted by the Company as of the specified effective date. The Company has adopted ASU 2023-07 regarding business segmentation reporting and ASU2023-09.

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

The total potential dilutive securities as of June 30, 2026 and 2025 are as follows:

	2026	2025
Convertible Preferred Stock	4,300,000	4,300,000
Stock options – 2015 Plan	1,100,000	1,200,000
Total	5,400,000	5,500,000

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in determining the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At June 30, 2026, we carried a valuation allowance of $1.9 million against our gross deferred tax assets.

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

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated. There was no impairment as of June 30, 2026 or 2025.

NOTE 4. INVENTORIES

All inventories are stated at the lower of cost (which approximates first-in, first-out) or net realizable value. The Company’s inventories consist of the following components at June 30, 2026 and 2025:

	2026	2025
	(in thousands)
Raw materials	$1,661	$1,407
Work in process	415	366
Finished goods	1,856	2,044
Total inventories	3,932	3,817
Allowance for inventory reserves	(301)	(232)
Total inventories, net of allowance	$3,631	$3,585

NOTE 5. EQUIPMENT, PROPERTY, FINANCE LEASE, AND LEASEHOLD IMPROVEMENTS, NET

Equipment, property and leasehold improvements at June 30, 2026 and 2025 consisted of the following:

			Estimated
	2026	2025	Useful Life
Factory equipment	$4,513	$4,465	2-10 years
Computer equipment and software	829	764	5-7 years
Office equipment and furniture	181	181	5-7 years
Leasehold improvements	475	475	10 years
Subtotal	5,998	5,885
Accumulated depreciation	(4,639)	(4,305)
Equipment and leasehold improvements, net	$1,359	$1,580

Depreciation expense was $351,510 and $428,147 for the years ended June 30, 2026 and 2025, respectively.

NOTE 6. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2026 and 2025 consisted of the following:

	2026	2025
	(in thousands)
Accrued compensation	$462	$383
Accrued expenses and interest	207	170
Other accrued liabilities	$669	$553

NOTE 7. CURRENT AND LONG-TERM DEBT SUMMARY

Current and long-term debt at June 30, 2026 and 2025 consisted of the following:

	2026	2025
Current debt:	(in thousands)
Line of credit (Note 10)	1,409	1,096
Secured notes payable (Note 12)	181	344
Unsecured notes payable (Note 8)	200	200
Current portion of equipment notes payable (Note 13)	154	286
Current portion of finance leases payable (Note 13)	27	23
Total current debt	$1,971	$1,949
Long-term debt:
Unsecured lines of credit (Note 11)	$45	$52
Secured notes payable (Note 12)	-	109
Unsecured notes payable (Note 8)	200	200
Equipment notes payable (Note 13)	74	159
Finance leases payable (Note 13)	68	68
Notes payable- related party (Note 9)	116	116
Total long-term debt	$503	$704

NOTE 8. UNSECURED NOTES PAYABLE

Unsecured notes payable at June 30, 2026 and 2025 consisted of the following:

	2026	2025
	(in thousands)
Current debt:
13.5% Unsecured note, interest only, due April 30, 2027 (2)	$200	$-
13.5% Unsecured note, interest only, due October 31, 2027 (1)	-	100
13.5% Unsecured note, interest only, due July 31, 2027(3)	-	100
Total current debt	$200	$200

Long-term debt:
13.5% Unsecured note, interest only, due July 31, 2027 (3)	$100	$-
13.5% Unsecured note, interest only, due October 31, 2027 (1)	100	-
13.5% Unsecured note, interest only, due April 30, 2027 (2)	-	200
Total long-term debt	200	200
Total unsecured notes payable	$400	$400

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

(3)

Unsecured note payable for $100,000 to an individual with interest payable monthly at 20%, principal originally due in full on July 31, 2013, extended to July 31, 2019, then extended to July 31, 2021. This note was repaid in full on July 30, 2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2024. This note was extended in full on July 30, 2024 with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2025. On August 20, 2025, this note was extended with the same lender with interest payable monthly at 13.5%, principal due in full on July 31, 2027. Personally guaranteed by Louis Friedman, the Company’s CEO and principal shareholder

The June 30, 2025 amounts above exclude $453 of notes payable previously presented as unsecured notes payable that have been reclassified to secured notes payable (see Note 12).

NOTE 9. NOTES PAYABLE - RELATED PARTY

Related party notes payable at June 30, 2026 and 2025 consisted of the following:

	2026	2025
	(in thousands)
Unsecured note payable to an officer, with interest at the prevailing prime rate (6.75% at June 30, 2026), due June 30, 2030	$40	$40
Unsecured note payable to an officer, with interest at the prevailing prime rate (6.75% at June 30, 2026), due June 30, 2030	76	76
Total unsecured notes payable	116	116
Less: current portion	—	—
Long-term unsecured notes payable	$116	$116

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

The Company’s President and Chief Executive Officer (CEO), Louis Friedman, has personally guaranteed the repayment of the facility. In addition, the Company has provided its corporate guarantee of the credit facility (see Note 14). On June 30, 2026, the balance owed under this line of credit was $1,408,244. On June 30, 2025, the balance owed under this line of credit was $1,096,403. As of June 30, 2026, we were current and in compliance with all terms and conditions of this line of credit.

Management believes cash flows generated from operations, along with current cash and investments as well as borrowing capacity under the line of credit should be sufficient to finance capital requirements required by operations. If new business opportunities do arise, additional outside funding may be required.

NOTE 11. UNSECURED LINES OF CREDIT

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman (see Note 14). The terms of this unsecured line of credit call for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $44,842 at June 30, 2026 and $52,144 at June 30, 2025.

NOTE 12. SECURED NOTES PAYABLE

During fiscal 2026, the Company reclassified two notes payable outstanding at June 30, 2025, with an aggregate carrying amount of $453, from unsecured notes payable to secured notes payable to conform to the current year presentation, reflecting that the notes are secured on a subordinated basis by inventory and accounts receivable. The June 30, 2025 comparative amounts present $344 as current secured notes payable and $109 as long-term secured notes payable. The reclassification had no effect on total current liabilities, total liabilities, net loss, shareholders’ equity or cash flows for any period presented.

Secured notes payable at June 30, 2026 and June 30, 2025, consisted of the following:

	June 30	June 30
	2026	2025
	(in thousands)
Secured notes payable to third party, with 18% interest, due March 26, 20277 (1)	93	121
Secured notes payable to third party, with 19.2% interest, due July 3, 2026 (2)	5	223
Secured notes payable to third party, with 19.2% interest, due October 23, 2026 (3)	83	-
Total current secured notes payable	$181	$344

Secured notes payable to third party, with 18% interest, due March 26, 2027 (1)	-	93
Secured notes payable to third party, with 19.2% interest, due July 3, 2026 (2)	-	16
Secured notes payable to third party, with 19.2% interest, due October 23, 2026 (3)	-	-
Total long-term secured notes payable	$-	$109
Total secured notes payable	$181	$453

(1)

On March 25 2025, the Company entered into a secured note payable in the amount of $250,000 with a monthly payment of $12,485 with 24-months term at an imputed monthly interest rate of 1.5%. At the end of fiscal 2025, this note was presented as an unsecured note payable and has been reclassified to secured notes payable. It is subordinated secured by inventory and accounts receivable.

(2)

On June 4, 2025, the Company entered into a secured note payable in the amount of $250,000 with a lender. The note is paid back on a weekly basis in the amount of $5,366 for fifty six payments concluding on July 3, 2026. The note is personally guaranteed by the Company’s CEO and principal shareholder. At the end of fiscal 2025, this note was presented as an unsecured note payable and has been reclassified to secured notes payable. It is subordinated secured by inventory and accounts receivable.

(3)

On September 26, 2025, the Company entered into a secured note payable in the amount of $250,000 with a lender. The note is paid back on a weekly basis in the amount of $5,366 for fifty six payments concluding on October 23, 2026. The note is personally guaranteed by the Company’s CEO and principal shareholder. It is subordinated secured by inventory and accounts receivable.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under non-cancelable operating leases expiring June 30, 2030. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities for the lease renewal were recognized at the inception date which is November 7, 2025 based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available. At June 30, 2026, the weighted average remaining lease term for the lease renewal is 4.0 years and the weighted average discount rate is 3.67%. In addition to the rent payment, The Company pays a proportionate share of operating costs, taxes, and insurance costs. The annual cost for these additional rent expenses ending June 30 2026 and 2025 were $284,356 and $256,157 respectively.

Supplemental balance sheet information related to leases at June 30, 2026 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$3,211

Current lease liabilities	Operating lease obligations	$369
Non-current lease liabilities	Long-term operating lease obligations	2,964
Total lease liabilities		$3,333

Maturities of operating lease liabilities at June 30, 2026 are as follows:

Payments	(in thousands)
2027	$482
2028	1,011
2029	1,046
2030	1,081

Total undiscounted lease payment	$3,620
Less: Present value discount	(287)
Total lease liability balance	$3,333

Equipment Notes Payable

The Company has acquired equipment under the provisions of long-term equipment notes. For financial reporting purposes, minimum note payments relating to the equipment have been capitalized. The equipment acquired with these equipment notes has a total cost of $781,118. These assets are included in the fixed assets listed in Note 5 - Equipment and Leasehold Improvements and include production equipment. The equipment notes have stated or imputed interest rates ranging from 6.75% to 11.60%.

The following is an analysis of the minimum future equipment note payable payments subsequent to June 30, 2026:

Years ending June 30,	(in thousands)
2027	$154
2028	69
2029	5
Future Minimum Note Payable Payments	$228
Less Current Portion	(154)
Long-Term Obligations under Equipment Notes Payable	$74

Finance Leases Payable

The Company has lease obligations for equipment under the provisions of long-term finance leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The equipment acquired with these leases has a total cost of approximately $132,975. These assets are included in the finance lease and include production equipment.

On January 5, 2022, the Company entered into a finance lease agreement with Raymond in the amount of $22,862 with monthly payments of $514 with a 48 month term at an imputed interest rate of 3.75%. This lease concluded on January 1, 2026 and was paid in full.

On March 15, 2024, the Company entered into a finance lease agreement with Canon Solutions in the amount of $63,948 with monthly payments of $1,325 with a 60 month term at an imputed rate of 8.90%.

On June 3, 2024, the Company entered into a finance lease agreement with Raymond in the amount of $39,972 with monthly payments of $807 with a 60 month term at an imputed rate of 7.80%.

One March 20, 2026, the Company entered into a finance lease agreement with Well Fargo Equipment Financing in the amount of $29,350 with monthly payments of $665.67 with a 48 month term at an imputed rate of 4.23%.

At June 30, 2026, the weighted average remaining lease term is 3.1 years, and the weighted average discount rate is 10.2%

The following is an analysis of the minimum finance lease payable payments subsequent to June 30, 2026:

Year ending June 30,	(in thousands)
2027	36
2028	36
2029	33
2030	4
Future Minimum Finance Lease Payable Payments	$109
Less Amount Representing Interest	(14)
Present Value of Minimum Finance Lease Payable Payments	95
Less Current Portion	(27)
Long-Term Obligations under Finance Lease Payable	$68

Employment Agreements

The Company has entered into an employment agreement with Louis Friedman, President and Chief Executive Officer. The agreement provides for an annual base salary of $160,000 and eligibility to receive a bonus. In certain termination situations, the Company is liable to pay severance compensation to Mr. Friedman for up to nine months at his current salary.

On January 15, 2024, the Company, through OneUp, engaged Chris Knauf to serve as Chief Financial Officer and Controller of the Company. The Company shall pay Mr. Knauf an annual salary of $160,000 and Mr. Knauf received options to purchase 200,000 shares of the Company’s common stock, exercisable at $0.08 per share on the date of the agreement and subsequently on July 1, 2024, an additional option to purchase an additional 200,000 shares of common stock exercisable at $0.08 per share. On March 1, 2026, Mr. Knauf reduced his salary compensation to $36,000 per year.

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

NOTE 14. RELATED PARTY TRANSACTIONS.

The Company has a subordinated note payable to an officer of the Company who is also the wife of the Company’s CEO (Louis Friedman) and principal shareholder in the amount of $76,000 (see Note 9). Interest on the note during the years ended June 30, 2026 and 2025 was accrued by the Company at the prevailing prime rate (which is currently 6.75%) and totaled $5,290 and $5,955 respectively. The accrued interest on the note as of June 30, 2026 and 2025 was $52,305 and $47,015, respectively. This note is subordinate to all other credit facilities currently in place.

On October 30, 2010, Mr. Friedman, loaned the Company $40,000 (see Note 9). Interest on the note during the years ended June 30, 2026 and 2025 was accrued by the Company at the prevailing prime rate (which is currently 6.75%) and totaled $2,784 and $3,134. The accrued interest on the note as of June 30, 2026 and 2025 was $13,418 and $10,634 respectively. This note is subordinate to all other credit facilities currently in place.

The Company’s CEO, Louis Friedman, has personally guaranteed the repayment of the loan obligation to Advance Financial Corporation (see Note 10 – Line of Credit). In addition, Luvu Brands has provided its corporate guarantees of the credit facility. On June 30, 2026 and 2025, the balance owed under this line of credit was $1,408,244 and $1,096,403 respectively.

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

On October 31, 2013, the Company issued an unsecured promissory note to an individual for $100,000. Terms of the promissory note call for monthly interest payments of $1,667 (equal to interest at 20% per annum) beginning on November 30, 2013, with the principal amount due in full on or before October 31, 2014 extended by the holder to October 31, 2021 (see Note 8). This note was repaid in full on October 31,2021 and replaced with a new note from an entity controlled by the same lender with interest payable monthly at 13.5%, principal due in full on October 31, 2023. On October 1, 2023, this note was extended through October 31, 2025 at the same interest rate of 13.5%. On August 20, 2025, this note was extended through October 31, 2027. Repayment of the promissory note is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman.

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

The Company has drawn a cash advance on one unsecured line of credit that is in the name of the Company and Louis S. Friedman. The terms of this unsecured line of credit calls for monthly payments of principal and interest, with interest at 8%. The aggregate amount owed on the unsecured line of credit was $44,842 at June 30, 2026 and $52,144 at June 30, 2025 (see Note 11). The loan is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman.

On March 25, 2025, the Company obtained a note payable for $250,000 from a lending company. The note payable is being paid back through monthly payments of $12,485. The note payable term is 24 monthly payments ending on March 25, 2027. The loan is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman. In the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, this note was classified as an unsecured note payable. Upon further review of the loan agreement, the Company determined that the note is secured by the Company’s inventory and accounts receivable in a subordinated position. Accordingly, the note is presented as a secured note payable, and the June 30, 2025 balance has been reclassified to conform to the current year presentation.

On June 4, 2025, the Company obtained an unsecured note payable in the amount of $250,000 from a lending company. The note payable is being paid back through weekly payments of $5,366. The term of the note is 56 weeks ending on July 3, 2026. In the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, this note was classified as an unsecured note payable. Upon further review of the loan agreement, the Company determined that the note is secured by the Company’s inventory and accounts receivable in a subordinated position. Accordingly, the note is presented as a secured note payable, and the June 30, 2025 balance has been reclassified to conform to the current year presentation. The loan is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman.

On September 26, 2025, the Company obtained a secured note payable in the amount of $250,000 from a lending company. The note payable is being paid back through weekly payments of $5,366. The term of the note is 56 weeks ending on October 23, 2026. The note is secured by the Company’s inventory and accounts receivable in a subordinated position. The loan is personally guaranteed by the Company’s CEO and principal shareholder, Louis S. Friedman.

NOTE 15. STOCKHOLDERS’ EQUITY.

Options

 At June 30, 2025, the Company had the 2015 Equity Incentive Plan (the “2015 Plan”), which was shareholder-approved and under which 1,700,000 shares were reserved for issuance under the 2015 Plan until that Plan terminated on August 31, 2025. The 2015 Plan expired by its terms on August 31, 2025, after which no further awards may be granted and any shares that remained available for grant were cancelled. Options outstanding on that date remain outstanding and exercisable in accordance with their original terms; accordingly, 1,100,000 options granted under the 2015 Plan remained outstanding at June 30, 2026.

A summary of option activity under the Company’s stock plan for the years ended June 30, 2026 and 2025 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value
Outstanding at June 30, 2024	1,350,000	$0.12	3.0 years	$21,000
Granted	250,000	$0.08	-	-
Exercised	(300,000)	$0.03	-	(15,000)
Forfeited or expired	(100,000)	$0.02	-	(6,000)
Outstanding at June 30, 2025	1,200,000	$0.13	3.0 years	$0
Granted	0	$0.00	-	-
Exercised	0	$0.00	-	-
Forfeited or expired	(100,000)	$0.17	0	-
Options Outstanding as of June 30, 2026	1,100,000	$0.13	1.7 years	-
Options Exercisable as of June 30, 2026	812,500	$0.15	1.3 years	$0

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.04, $0.05, and $0.08 at June 30, 2026, 2025, and 2024, respectively.

The range of fair value assumptions related to options granted during the years ended June 30, 2026 and 2025 were as follows:

	2026	2025
Exercise Price:	-	$0.04-$0.08
Volatility:	-	195%-387%
Risk Free Rate:	-	4.01%-4.38%
Vesting Period:	-	4 years
Forfeiture Rate:	-	0%
Expected Life:	-	4.1 years
Dividend Rate:	-	0%

There were no stock options granted during the year ended June 30, 2026 and 250,000 stock options granted during the year ended June 30, 2025.

During the year ended June 30, 2026, no stock options were exercised; During the year ended June 30, 2025, 300,000 options were exercised; the Company’s proceeds from stock options exercise under the 2015 Plan were $0.

During fiscal year 2026, no shares of common stock were issued. In fiscal year 2025, the Company issued 286,385 of common stock for stock option under 2015 Equity Incentive Plan.

During the year ended June 30, 2026, 100,000 options were forfeited. During fiscal 2025, no options were forfeited under 2015 Equity Incentive Plan.

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2026:

	Outstanding Options			Exercisable
Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Options Number of Shares	Weighted Average Price
$0.04 to $0.10	450,000	3.0	$0.08	162,500	$0.08
$0.15 to $0.20	600,000	0.8	$0.16	600,000	$0.16
$0.30	50,000	0.1	$0.30	50,000	$0.30
Total stock options	1,100,000	1.5	$0.13	812,500	$0.15

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

Stock-based compensation expense recognized in the consolidated statements of operations for each of the fiscal years ended June 30, 2026 and 2025 is based on awards ultimately expected to vest.

As of June 30, 2026, total unrecognized stock-based compensation expense related to all unvested stock options was $16,499, which is expected to be expensed over a weighted average period of 1.2 years.

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

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations, all relating to employee stock plans:

	For the Years Ended June 30,
	2026	2025
	(in thousands)
Cost of Goods Sold	$0	$4
Other Selling and Marketing	13	20
General and Administrative	15	13
Total	$28	$37

Share Purchase Warrants

As of June 30, 2026 and 2025, there were no share purchase warrants outstanding.

Common Stock

The Company’s authorized common stock was 175,000,000 shares at June 30, 2026 and 2025. Common shareholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholders dividend rights. As of June 30, 2026, the Company had reserved the following shares of common stock for issuance:

June 30, 2026
Shares of common stock reserved for issuance under the 2015 Stock Option Plan	1,100,000
Shares of common stock issuable upon conversion of the Preferred Stock	4,300,000
Total shares of common stock equivalents	5,400,000

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

 NOTE 16. INCOME TAXES.

Income taxes are accounted for using the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and for net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the related temporary differences reverse. A valuation allowance is recorded when, based on the weight of available evidence, it is more likely than not that some or all of a deferred tax asset will not be realized.

Effective July 1, 2025, the Company adopted ASU 2023-09 on a prospective basis. The adoption affected income tax disclosures and did not affect the Company’s consolidated financial position, results of operations or cash flows.

Income (Loss) Before Income Taxes

Income (loss) from continuing operations before income taxes was attributable entirely to domestic operations. The Company had no foreign income or loss from continuing operations during the years ended June 30, 2026 and 2025.

($ in thousands)	2026	2025
Domestic income (loss) before income taxes	$429	$(448)
Foreign income (loss) before income taxes	-	-
Income (loss) before income taxes	$429	$(448)

Income Tax Expense

The components of income tax expense attributable to continuing operations were as follows:

($ in thousands)	2026	2025
Current provision	$-	$-
Deferred provision	719	-
Reversal of prior tax accrual	(44)	-
Income tax expense	$675	$-

For the year ended June 30, 2026, income tax expense was approximately $573,000 attributable to U.S. federal income taxes and $101,000 attributable to state and local income taxes. There was no foreign income tax expense. There was no current income tax provision for the years ended June 30, 2026 or 2025.

Effective Income Tax Rate Reconciliation

For the year ended June 30, 2026, the difference between income tax expense computed at the U.S. federal statutory income tax rate and the Company’s reported income tax expense was as follows:

2026 Rate Reconciliation	Amount	Percentage
U.S. federal statutory income tax	$90	21.0%
State and local income taxes, net of federal income tax effect	101	23.6%
Changes in valuation allowances	382	89.0%
Nontaxable or nondeductible items:	2	0.5%
Prior-period deferred tax adjustment	137	32.0%
Reversal of prior-period federal tax accrual	(38)	(8.9)%
Income tax expense	$675	157.3%

The state and local income tax category is principally attributable to Georgia. The Company is also subject to income tax in Florida; Florida did not have a material effect on the income tax provision for the periods presented.

The effective income tax rate for fiscal 2026 differed significantly from the U.S. federal statutory rate primarily as a result of changes in the valuation allowance and a prior-period deferred tax adjustment associated principally with right-of-use assets and property and equipment.

Because ASU 2023-09 was adopted prospectively, the fiscal 2025 rate reconciliation is presented under the disclosure requirements applicable prior to adoption:

($ in thousands)	2025
Income tax benefit at U.S. federal statutory rate	$(94)
State income taxes, net of federal income tax effect	(21)
Permanent differences	2
Other adjustments	22
Change in valuation allowance	91
Income tax provision	$-

Deferred Income Taxes

The tax effects of significant temporary differences and carryforwards giving rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$985	$1,127
Lease liabilities	831	298
Inventory reserves	75	60
Stock compensation	34	32
Allowance for credit losses	4	9
Section 1231 loss carryforward	2	-
Gross deferred tax assets	1,931	1,526
Valuation allowance	(1,931)	(1,526)
Deferred tax assets, net of valuation allowance	-	-
Deferred tax liabilities:
Right-of-use assets	(801)	(104)
Property and equipment	(41)	(15)
Net deferred tax liability	$(842)	$(119)

The Company maintained a full valuation allowance against its gross deferred tax assets at June 30, 2026 and 2025. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. Based on the weight of available positive and negative evidence, the Company concluded that realization of its deferred tax assets was not more likely than not. “

During fiscal 2026, the Company recorded a priorperiod deferred tax adjustment associated principally with right-of-use assets and property and equipment. The adjustment related to deferred tax liabilities that had not been fully recorded in the prior period and was determined to be immaterial to the previously issued and current-period financial statements.

Net Operating Loss Carryforwards

As of June 30, 2026, the Company had federal net operating loss carryforwards of approximately $3.9 million available to offset future taxable income, subject to applicable limitations. Federal net operating losses generated in taxable years beginning after December 31, 2017 generally may be carried forward indefinitely, subject to limitations on the amount of taxable income that may be offset in a taxable year. Utilization of the Company’s net operating loss carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code and similar state provisions if the Company experiences an ownership change, as defined under applicable tax law. The Company has not completed a formal analysis to determine whether an ownership change under Section 382 has occurred. Because the Company’s deferred tax assets are fully offset by a valuation allowance, any limitation would not currently affect the net deferred tax asset recognized in the consolidated financial statements.

Unrecognized Tax Benefits and Tax Examinations

The Company recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A recognized tax benefit is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company had no material unrecognized tax benefits as of June 30, 2026 or 2025.

On November 27, 2023, the Company received a notice from the Internal Revenue Service asserting taxes and penalties of approximately $125,000. The Company recorded a reserve of approximately $44,000 for expected interest and penalties after considering available net operating losses and tax credits.

On January 22, 2024, the Company received a notice from the Georgia Department of Revenue asserting taxes and penalties of approximately $104,000. The Company recorded a reserve of approximately $6,000 for expected interest and penalties after considering available net operating losses and tax credits. As of June 30, 2026, the Georgia Department of Revenue had accepted the related amended returns and supporting documentation, and no taxes, penalties or interest were due. Accordingly, the Company reversed the $6,000 reserve during June 2026. In total, the Company reversed approximately $44,000 of previously accrued reserves during fiscal 2026, which is presented as a reversal of prior tax accrual in the income tax expense components above and in the consolidated statements of cash flows.

The Company is subject to examination by the Internal Revenue Service and applicable state taxing authorities. The Company’s federal and state income tax returns for fiscal years 2023 through 2026 remain open to examination.

Income Taxes Paid

Income taxes paid, net of refunds received, for the year ended June 30, 2026 were as follows:

($ in thousands)	2026
Federal	$-
State and local	(4)
Foreign	-
Total income taxes paid, net of refunds	$(4)

The state and local amount represents a refund received from the State of Georgia. The Company made no material income tax payments during fiscal 2026 and had no foreign income

NOTE 17. – SUBSEQUENT EVENTS

There are no events required to be disclosed under this Item as of September 29, 2026.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2026. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2026 based on the criteria issued by COSO.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm. Because we are a non-accelerated filer, our independent registered public accounting firm is not required under Section 404(b) of the Sarbanes-Oxley Act to attest to, and report on, management’s assessment of the effectiveness of our internal control over financial reporting. We remain responsible for establishing and maintaining adequate internal control over financial reporting and for assessing its effectiveness pursuant to Section 404(a) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the current officers and directors of Luvu Brands, Inc.

Name	Age	Position
Louis S. Friedman	74	Chief Executive Officer, President, Director
Christopher Knauf	54	Chief Financial Officer
Leslie S. Vogelman	74	Treasurer

Directors generally serve for one-year terms and until their successors are duly elected and qualified. The Company’s Bylaws provide for an annual meeting of shareholders for the election of directors. Mr. Friedman has continued to serve as the Company’s sole director. The Company intends to undertake a process to hold a shareholder meeting for the election of directors and to address certain other corporate governance matters.

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

Christopher Knauf, Chief Financial Officer. Mr. Knauf was engaged on January 15, 2024 and then appointed chief financial officer effective February 14, 2024. He has an extensive background in omnichannel integrations of design, manufacturing, retail, and wholesale distribution, with extensive financial management experience. Prior to joining the Company, he most recently served as the Senior Vice President of Accounting from 2018 to 2024 for LocumTenens.com, LLC, one of the largest medical staffing companies in the United States. He has a BS in Finance from Fairfield University and an MBA from Fordham University.

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

The Company does not currently have an audit committee financial expert because the Board currently consists solely of Mr. Friedman. The Company intends to consider candidates with appropriate financial and accounting experience as it seeks to expand the Board.

Nominating Committee

The Company does not currently have a standing nominating committee. Because the Board currently consists of a single director, the Board has determined that establishing a separate nominating committee is not presently practicable or necessary. The Board as a whole performs the functions that would ordinarily be performed by a nominating committee. Louis S. Friedman, the Company’s sole director, participates in the consideration and evaluation of potential director nominees. The Company intends to evaluate its committee structure as additional directors are added to the Board.

Compensation Committee

The Company does not currently have a standing compensation committee. Because the Board currently consists of a single director, the Board has determined that establishing a separate compensation committee is not presently practicable or necessary. The Board as a whole performs the functions that would ordinarily be performed by a compensation committee, and compensation arrangements are approved in accordance with the Company’s governing documents and applicable law. Louis S. Friedman, the Company’s sole director, participates in consideration of executive and director compensation, subject to applicable requirements concerning interested-party transactions and approvals. The Company intends to evaluate its committee structure as additional directors are added to the Board.

Directors’ Compensation

For the fiscal years ended June 30, 2026 and 2025, our directors did not receive any compensation in their capacity as a director.

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

Anti-Hedging Policies

Under the Company’s Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging, pledging or shorting transactions.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership.

Based solely upon a review of Forms 3, 4 and 5 filed electronically with the Securities and Exchange Commission and information known to the Company, the Company believes that, during the fiscal year ended June 30, 2026, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except as follows:

Louis S. Friedman. Mr. Friedman purchased less than $10,000 worth of stock throughout the year. He intends to file Form 5 prior to December 31, 2026.

Dipan N Patel, Mr. Patel a beneficial owner of more than ten percent of the Company’s outstanding common stock, failed to timely file a Form 3 upon becoming subject to the reporting requirements of Section 16(a) as of June 30, 2026. In addition, Mr. Patel failed to timely report on Form 4 for transaction involving the acquisition of an aggregate of 9,467,595 shares of the Company’s common stock following the date on which he became subject to Section 16(a).

ITEM 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2026 and 2025 by our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)(2)	($)	($)	($)(1)	($)	($)	($)
Louis S. Friedman	2026	160,000	-	-	-	-	-	160,000
President, Chief Executive	2025	160,000	-	-	-	-	-	160,000
Officer and Chairman of the Board
Christopher Knauf	2026	118,666	-	-	-	-	-	118,666
Chief Financial Officer	2025	160,000	-	-	-	-	-	160,000

(1)	The amounts reported in this column represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.

(2)	On March 1, 2026, Mr. Knauf reduced his annual compensation to $36,000 and reduced his hours with the company to 40 hours per month.

Outstanding Equity Awards at Year End

The following table provides information concerning outstanding equity awards held by each named executive officer as of June 30, 2026.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares of unit of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested

Louis Friedman	-	-	-	-	-	-	-	-	-

Christopher Knauf	150,000	250,000	-	$0.08	4/1/2029	-	-	-	-

Incentive and Non-qualified Stock Option and Stock Award Plans

At June 30, 2026, we had options outstanding under the 2015 Equity Incentive Plan. Please see Note 15 to the notes to our financial statements appearing elsewhere in this report for a description of the material terms of this plan.

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

On January 15, 2024, the Company, through One Up, engaged Chris Knauf to serve as Chief Financial Officer and Controller of the Company. The Company pays Mr. Knauf an annual salary of $160,000 and Mr. Knauf received options to purchase 200,000 shares of the Company’s common stock, exercisable at $0.08 per share on the date of the agreement and an option to purchase an additional 200,000 shares of common stock exercisable at $0.08 per share on July 1, 2024. On March 1, 2026, Mr. Knauf reduced his salary to $36,000 annually.

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

Applicable percentage ownership in the following table is based on 76,834,057 shares of common stock and 4,300,000 shares of Series A Convertible Preferred Stock outstanding as of September 28, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 28, 2026, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Luvu Brands, Inc., 2745 Bankers Industrial Drive, Atlanta, GA 30360.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Louis S. Friedman	36,397,233	(1)	47.4%
Common	Christopher Knauf	400,000	(4)	*
Common	Leslie Vogelman	596,428	(2)	*

Common	All directors and executive officers as a group (3 persons)	37,393,661		48.7%
5% Shareholders
Common	Dipan N. Patel	9,467,595	(5)	12.3%
Executive Officers and Directors
Series A Convertible Preferred Stock	Louis S. Friedman	4,300,000	(3)	100.0%
Series A Convertible Preferred Stock	Christopher Knauf	0		0.0%
Series A Convertible Preferred Stock	Leslie Vogelman	0		0.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (3 persons)	4,300,000	(3)	100.0%

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

(5)

Based solely on the list of non-objecting beneficial owners provided to the Company as of August 3, 2026. The Company has not received a Schedule 13D or Schedule 13G or any other beneficial ownership information from Mr. Patel, and the share amount shown may not reflect all shares beneficially owned by him, including shares held through objecting beneficial owner accounts or other nominees, shares held by family members or affiliated entities, or shares issuable upon exercise or conversion of any securities held by him. Mr. Patel’s address is 3 Misty Ridge Manor, Atlanta, Georgia 30327.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2026.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category
Plans approved by stockholders:
2015 Equity Incentive Plan	1,100,000	$0.13	-

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions – refer to Note 14 in the Notes to Consolidated Financial Statements

Director Independence

The Board has determined that Mr. Friedman, the Company’s sole director, does not qualify as an “independent” director as the term is used in Item 407 of Regulation S-K as promulgated by the SEC or under Nasdaq’s Marketplace Rule 5605(a)(2).

ITEM 14. Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended June 30,
	2026	2025
	(in thousands)
Audit Fees (1)	$67	$60
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$37	$5
All Other Fees (4)	$-	$2

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended June 30, 2026 and 2025 begin on page F-1 of this annual report. We are not required to file any financial statement schedules.

(b) Exhibits.

					Filed or
		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Merger and Recapitalization Agreement among WES Consulting, Inc., the majority shareholder of WES Consulting, Inc., Liberator, Inc., a Nevada corporation (“Old Liberator”), and the majority shareholder of Old Liberator, dated as of October 19, 2009.	8-K	10/22/09	2.1
2.2	Stock Purchase and Recapitalization Agreement between OneUp Acquisition, Inc., Remark Enterprises, Inc., OneUp Innovations, Inc., and Louis S. Friedman, dated March 31, 2009 and fully executed on April 3, 2009	8-K/A	3/24/10	2.2
2.3	Amendment No. 1 to Stock Purchase and Recapitalization Agreement, dated June 22, 2009	8-K/A	3/24/10	2.3
3.1	Amended and Restated Articles of Incorporation	SB-2	3/2/07	3i
3.2	Bylaws	SB-2	3/2/07	3ii
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	2/23/11	3.1
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective February 28, 2011	8-K	3/3/11	3.1
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective November 5, 2015	8-K	11/5/15	3.5
4.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock.	8-K	2/23/11	4.1
10.1	Receivables Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.17
10.2	Guarantee between Luvu Brands, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.18
10.3	Guarantee between Foam Labs, Inc. and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.20
10.4	Guarantee between Louis S. Friedman and Advance Financial Corporation, dated May 24, 2011	10-K	10/12/11	10.21
10.5	Amended and Restated Receivable Financing Agreement between One Up Innovations, Inc. and Advance Financial Corporation, dated September 4, 2013	10-K	9/30/13	10.8
10.6	Form of promissory note	10-K	10/11/19	10.11
10.7	Employment Agreement between the Company and Louis Friedman dated January 27, 2021*	8-K	2/2/11	10.3
10.8	2015 Equity Incentive Plan*	DEF14C	10/9/15	B
10.9	Lease Agreement between Goodsen Land Partners and OneUp Innovations, Inc. dated November 20, 2020	10-Q	11/12/20	10.1
10.10	Agreement between OneUp Innovations, Inc. and Christopher Knauf dated January 18, 2024, as supplemented.	10-Q/A	5/17/24	10.1
10.11	Lease Agreement between BPVIF V Holdings 5 LLCs and OneUp Innovations, Inc. dated November 7, 2025	10-Q	2/17/26	10.12
14.1	Code of Ethics	10-Q	11/14/24	14.1
16.1	Letter from Liggett & Webb P.A., dated November 3, 2022	8-K	11/3/22	16.1
19.1	Insider Trading Policy	10-Q	11/14/24	19.1
21.1	Subsidiaries	10-K	9/29/14	21.1
31.1	Section 302 Certificate of Chief Executive Officer				Filed
31.2	Section 302 Certificate of Chief Financial Officer				Filed
32.1	Section 906 Certificate of Chief Executive Officer				Filed
32.2	Section 906 Certificate of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary.

The Company elected not to provide the summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUVU BRANDS, INC.

Date: September 29, 2026	By:	/s/ Louis S. Friedman
Louis S. Friedman, Chief Executive Officer and President

Date: September 29, 2026	By:	/s/ Christopher Knauf
Christopher Knauf, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Louis S. Friedman	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)	September 29, 2026
Louis S. Friedman

/s/ Christopher Knauf	Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2026
Christopher Knauf

